Form 10-Q/A
period 1994-02-20
SHONEYS INC
filed 1995-01-30
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q/A

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended February 20, 1994

                            OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period             to
                                    -----------    -----------

              Commission file number 0-4377
                      --------------

                      SHONEY'S, INC.

  (Exact name of registrant as specified in its charter)

         Tennessee                           62-0799798
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification No.)

1727 Elm Hill Pike, Nashville, TN                37210
(Address of principal executive                (Zip Code)
offices)


Registrants telephone number, including area code (615)391-5201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes  X     No
                                 ------     ----


As of April 1, 1994, there were 41,093,972 shares of Shoney's, Inc. $1 par value common stock outstanding.

==================================================================
                                          PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                          SHONEY'S, INC. AND SUBSIDIARIES
                                        Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                     February 20,           October 31,
                                                                        1994                    1993
                                                                   ---------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $   9,173,794         $   7,841,426
  Notes and accounts receivable, less allowance for doubtful
   accounts of $2,913,000 in 1994 and $2,061,000 in 1993                27,705,717            24,857,375
  Inventories                                                           47,805,437            52,795,971
  Deferred income taxes and other current assets                        26,345,969            21,633,965
                                                                      ------------          ------------
    Total current assets                                               111,030,917           107,128,737

  Property, plant and equipment, at cost                               702,506,531           684,218,089
  Less accumulated depreciation and amortization                      (289,137,974)         (280,421,156)
                                                                      ------------          ------------
  Net property, plant and equipment                                    413,368,557           403,796,933

Other assets:
  Deferred charges and other intangible assets                           7,370,581             7,950,725
  Other assets                                                           8,337,931             9,215,940
                                                                      ------------          ------------
    Total other assets                                                  15,708,512            17,166,665
                                                                      ------------          ------------
                                                                     $ 540,107,986         $ 528,092,335
                                                                      ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $  28,821,322         $  36,636,478
  Federal and state income taxes                                         3,076,850             2,303,533
  Other accrued liabilities                                             65,200,535            68,979,196
  Reserve for litigation settlement                                     24,777,398            25,713,422
  Debt and capital lease obligations due within one year               116,599,675           111,401,224
                                                                      ------------          ------------
    Total current liabilities                                          238,475,780           245,033,853

Senior debt-recapitalization                                            60,000,000            60,000,000
  Other long-term senior debt and capital lease obligations            110,827,023           111,251,814
  Subordinated debentures                                              144,255,701           144,187,529
  Zero coupon subordinated convertible debentures                       76,551,251            74,614,987
  Reserve for litigation settlement                                     80,386,339            86,413,339

Deferred credits:
  Income taxes                                                           7,612,158             9,424,823
  Income and other liabilities                                           8,055,619             7,153,808

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized 100,000,000 shares;
    issued 41,048,262 in 1994 and 40,724,536 in 1993                    41,048,262            40,724,536
  Additional paid-in capital                                            55,707,384            50,771,605
  Retained earnings (deficit)                                         (282,811,531)         (301,483,959)
                                                                      ------------          ------------
  Total shareholders' equity (deficit)                                (186,055,885)         (209,987,818)
                                                                      ------------          ------------
                                                                     $ 540,107,986         $ 528,092,335
                                                                      ============          ============

            See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Operations
                              (Unaudited)

                                                Sixteen Weeks Ended
                                         February 20,         February 14,
                                            1994                  1993
                                       ---------------       --------------
Revenues                                $ 339,219,955         $ 317,671,587

Costs and expenses
  Cost of sales                           283,339,621           265,351,654
  General and administrative expenses      19,696,752            19,282,825
  Interest expense                         13,458,540            13,502,925
                                          -----------           -----------
    Total costs and expenses              316,494,913           298,137,404
                                          -----------           -----------
Income before income taxes and
  cumulative effect of change
  in accounting principle                  22,725,042            19,534,183

Provision for income taxes                  8,521,000             7,423,000
                                          -----------           -----------

Net income before cumulative effect of
  change in accounting principle           14,204,042            12,111,183

Cumulative effect of change
  in accounting for income taxes            4,468,386
                                          -----------           -----------
Net income                              $  18,672,428         $  12,111,183
                                          ===========           ===========
Earnings per common share
  Primary:
   Income before cumulative effect of
      change in accounting principle           $ 0.34                $ 0.30
   Cumulative effect of change in
      accounting for income taxes                0.11
                                                 ----                  ----
     Net income                                $ 0.45                $ 0.30
                                                 ====                  ====

Fully diluted:
  Income before cumulative effect of
     change in accounting principle            $ 0.33                $ 0.29
  Cumulative effect of change in
     accounting for income taxes                 0.10
                                                 ----                  ----
    Net income                                 $ 0.43                $ 0.29
                                                 ====                  ====

Weighted average shares outstanding
  Primary                                  41,287,317            40,176,719

  Fully diluted                            46,526,938            45,435,597

Common shares outstanding                  41,048,262            39,605,143

Dividends per share                              NONE                  NONE



            See notes to consolidated condensed financial statements.

                     SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Cash Flows
                               (Unaudited)

                                                  Sixteen Weeks Ended
                                           February 20,         February 14,
                                              1994                  1993
                                         --------------        -------------
Operating activities
  Net income                             $  18,672,428         $  12,111,183
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization          13,423,398            12,256,135
     Amortization of deferred charges
       and other noncash charges             3,540,044             2,781,342
     Gain on marketable securities
       and sale of other assets             (2,781,051)
     Cumulative effect of change in
       accounting for income taxes          (4,468,386)
     Change in deferred income taxes         1,704,200               906,000
     Changes in operating assets
       and liabilities                      (1,169,700)           (8,453,448)
                                           ------------           -----------
       Net cash provided by
         operating activities               28,920,933            19,601,212

Investing activities
  Cash required for property,
    plant and equipment                    (28,784,981)          (22,962,435)
  Proceeds from disposal of
    property, plant and equipment            1,549,667               970,707
  Cash (required for) derived from
    other assets                                (6,622)            3,078,645
                                           ------------          ------------
  Net cash used by investing activities    (27,241,936)          (18,913,083)

Financing activities
  Payments on long-term debt and
    capital lease obligations                 (586,340)           (1,087,303)
  Net proceeds from (payments on)
    short-term borrowings                    5,360,000               (89,000)
  Payments on litigation settlement         (6,963,024)           (1,107,942)
  Cash required for deferred charges          (345,198)             (338,606)
  Proceeds from exercise of employee
    stock options                            2,187,933             5,310,508
                                            -----------           -----------
  Net cash (used by) provided by
    financing activities                      (346,629)            2,687,657
                                            -----------           -----------
Increase in cash                          $  1,332,368         $   3,375,786
                                            ===========           ===========


           See notes to consolidated condensed financial statements.

                     SHONEY'S, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
                          February 20, 1994
                             (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial
Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the Consolidated Condensed
Financial Statements to conform to the 1994 presentation.

Operating results for the sixteen week period ended February 20, 1994 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October
30, 1994.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Effective November 1, 1993, the Company adopted FASB Statement No. 109 "Accounting for Income Taxes" through a cumulative effect adjustment resulting in an increase to net income of approximately $4.5 million or $.10 per share. Statement No. 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities (See Note 4).

Effective November 1, 1993, the Company also adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold debt securities to maturity.
Debt and equity securities must be classified into one of three categories: 1) held-to maturity, 2) available-for-sale or 3) trading securities. Each category has different accounting treatment for the change in fair values. There was no cumulative effect from the adoption of Statement No. 115, since at the time of adoption, the Company held no investments in debt or equity securities.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. Fully diluted earnings per share also includes the assumed conversion of the zero coupon subordinated convertible debentures. Earnings per share for 1993 considers the 2,694,444 shares held in escrow at October 25, 1992 as retired effective with the provisional court approval of a consent decree settling certain litigation on November 3, 1992 (See
Note 7).

NOTE 4 - INCOME TAXES

Income taxes for the sixteen week period ended February 20, 1994 and February 14, 1993 were provided based on the Company's estimate of its effective tax rates (37.5% and 38.0%, respectively,) for the entire respective fiscal years. The Company's estimate of its effective tax rate for the 1994 fiscal year decreased from 1993 due primarily to the reinstatement of the Targeted Jobs Tax Credit in August 1993 and the effects of the new tax credit on FICA tips.
The statutory federal income tax rate was 35% and 34.8% for the sixteen week periods ended February 20, 1994 and February 14, 1993, respectively.

Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adoption of the Statement increased deferred tax assets and net income by $4.5 million or $.10 per common share. This amount is reflected in the first quarter of 1994 as the effect of a change in accounting for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 1, 1993 are as follows:


     Deferred tax assets:
         Reserve for lawsuit settlement         $ 40,338,486
         Reserves for self insurance               7,325,098
         Other - net                               4,949,912
                                                  ----------
              Deferred tax assets - net           52,613,496
                                                  ----------

      Deferred tax liabilities:
         Tax over book depreciation               18,341,848
         Capital contribution                     22,501,840
         Other - net                                 149,268
                                                  ----------
           Deferred tax liability                 40,992,956
                                                  ----------
              Net deferred tax asset            $ 11,620,540
                                                  ==========

No valuation allowance is considered necessary, as management believes that the deferred tax assets will ultimately be realized.

NOTE 5 - SENIOR DEBT

The senior debt-recapitalization of $160 million ($100 million due in one year) is due in varying installments to April 1995 and is collateralized by certain land and buildings. As of February 20, 1994, this indebtedness had a fixed rate of interest (9.78%) to maturity in April 1995. The Company has interest rate swap agreements, which expire at varying dates to April 1995, which effectively convert the interest rate on this indebtedness to 6.0%.

On July 21, 1993, the Company entered into a $125 million Reducing Revolving Credit Facility with a syndicate of financial institutions. All material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 107 of the Company's restaurant properties) have been pledged as collateral for the facility. The facility has a four year, three month term expiring October 22, 1997, with reductions in the aggregate credit facility beginning in 1995. The Company had borrowed $15 million under this facility as of February 20, 1994. The interest rate for this facility is at floating rates (the London Interbank Offered Rate plus 2%) and was 5.2% at February 20, 1994.

The Company's subordinated debentures bear interest at 12%, are due in July 2000 and are redeemable, at the option of the Company, at par on July 1, 1994. The Company intends to call these debentures in the second quarter and plans to refinance this obligation with additional senior bank debt.

The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants.

NOTE 6 - RESERVE FOR LITIGATION SETTLEMENT

On January 25, 1993, the Company received final court approval of a settlement of a three and one-half year old class action race discrimination lawsuit against the Company and its former senior chairman. Under the terms of the settlement, the Company has agreed to pay $105 million in claims. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $4 million in applicable payroll taxes and administrative costs. Under the terms of the consent decree, payments are made quarterly and substantially all payments will be completed by March 1, 1998.

NOTE 7 - SHAREHOLDERS' EQUITY (DEFICIT)

On February 26, 1993, the Company received a capital contribution of 2,694,444 shares of the Company's common stock. The Company had recorded the net effect of the shares, which were held in escrow pending final court approval of the litigation settlement (see Note
6), at October 25, 1992 in shareholders' equity. The Company recorded the effect (net of estimated income taxes) of the contribution and subsequent retirement of these shares in shareholders' equity during the first quarter of 1993.

NOTE 8 - LEGAL PROCEEDINGS

The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE 9 - SALE OF MOTEL JOINT VENTURES

Effective February 16, 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge") in exchange for 90,909 common shares of ShoLodge. The shares received were recorded at their fair value on the date of the transaction of approximately $2.4 million resulting in a gain of $1.7 million in the quarter ended
February 20, 1994. The ShoLodge common shares were classified as trading securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
(See Note 2). The change in fair value of the ShoLodge common shares since the transaction is reflected in the results of operations.

The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. In connection with the sale of the Company's minority motel interests described in the preceding paragraph, the Company received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities during the first quarter and adjusted to their fair value resulting in a gain of approximately $1 million which was reflected in results of operations in the quarter ended February 20, 1994.


NOTE 10 - RESTATEMENT - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The Company's first quarter net income has been restated to reflect a correction of the cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes." In the first quarter the Company had estimated the cumulative effect of adopting Statement No. 109 to be an increase to income of $5.4 million or $.12 per share (fully diluted), resulting in originally reported net income for the quarter of $19.6 million or $.45 per share (fully diluted). During the fourth quarter, the Company reassessed the cumulative effect and found that it had been overstated by approximately $.9 million or $.02 per share (fully diluted). Accordingly, the first quarter results have been restated to reflect the revised cumulative effect from the change in accounting for income taxes of $4.5 million or $.10 per share (fully diluted), resulting in net income for the first quarter, as restated, of $18.7 million or $.43 per share (fully diluted).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The first quarters of fiscal 1994 and 1993 covered periods of sixteen weeks.

         Revenues for the first quarter of 1994 increased 7% ($21.5 million) to $339.2 million as compared to the first quarter of 1993. An analysis of the increase in revenues is shown below.

                                             16 Weeks Ended Feb. 20, 1994
                                              $  Millions             %
                                             ------------            ----
Restaurant revenue                            $  11.7                 54
Manufacturing, distribution
 and other sales                                  5.1                 24
Franchise fees                                     .6                  3
Other income                                      4.1                 19
                                                 ----                ---
                                              $  21.5                100
                                                 ====                ===

         The Company opened nine restaurants during the first quarter of 1994, including six Shoney's and one each for Captain D's, Lee's and Pargo's. During the quarter, the Company sold ten Captain D's units to a franchisee and closed four other units. Franchisees opened 35 units during the quarter (including the ten purchased from the Company) and closed 28 units. Comparable store sales of all company-owned restaurants increased 1.1% , which included a menu price increase of 1.8%.

         Other income increased $4.1 million in the first quarter of 1994 as compared with the first quarter of 1993 as the result of several factors. The Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge"), the majority owner. The sale resulted in a $1.7 million gain, which is included in other income in the first quarter of 1994. In conjunction with the sale, the Company also received future registration rights for shares of ShoLodge stock that may be acquired by the Company upon the exercise of certain warrants that it owns. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities and adjusted to fair value resulting in a gain of approximately $1 million which is included in other income in the first quarter of 1994 (See Note 9--Sale of Motel Joint Ventures). In addition, during the first quarter of 1994, the Company received $.9 million from the settlement of certain class action litigation against RJR Nabisco, Inc. and others. The litigation alleged failure to disclose certain material information in connection with certain proposals concerning RJR Nabisco, Inc. stock during 1988.

         Manufacturing and commissary sales increased 7% or $4.7 million during the first quarter as compared to the first quarter of 1993. When compared to restaurant sales, these sales have a higher percentage of food costs and a lower percentage of operating expenses. There is no restaurant labor associated with these sales.

         Cost of sales for the first quarter of 1994 increased $18.0 million over the same quarter in 1993 and was 83.5% of total revenues in both periods. Food and supplies increased as a percentage of revenue due principally to higher food costs at the restaurant level which resulted from the introduction of a new menu in the Shoney's Division early in the quarter and the increased cost of whitefish and other food products in the Captain D's Division. Restaurant labor declined as a percentage of restaurant revenues. Operating expenses increased as a percentage of restaurant revenues primarily due to higher workers' compensation insurance costs.

         General and administrative expenses decreased as a percentage of revenues from 6.1% in the first quarter of 1993 to 5.8% in the first quarter of 1994. This decline was primarily due to non-recurring expense items included in 1993. These items included the receipt of $3 million from certain insurance carriers relating to the litigation (See Note 6--Reserve for Litigation Settlement), which reduced net legal costs, and $3.2 million of employee severance expenses resulting from the resignation or termination of several individuals during the first quarter of 1993.

         Interest expense for the first quarter of 1994 was marginally lower as compared to the first quarter of 1993 since there were no material changes in the Company's debt structure or interest rates.

         The effective income tax rates for the first quarter of 1994 and 1993 were 37.5% and 38.0%, respectively. The decrease in the effective tax rate for fiscal 1994 is primarily due to the reinstatement of the Targeted Jobs Tax Credit in August 1993 and the effects of the new tax credit on FICA tips. Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2--Changes in Accounting Policies). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adoption of the new Statement was to increase deferred tax assets and net income by $4.5 million or $.10 per common share.

        Cash provided from operations increased $9.3 million to $28.9 million for the first quarter of 1994 compared to $19.6 million for the first quarter of 1993. This increase was due primarily to a reduction in cash required for operating assets and liabilities, principally inventory. Cash used by investing activities during the first quarter of 1994 increased by approximately $5.8 million as compared to the first quarter of 1993 as the Company continued its new unit expansion, and expanded its extensive remodeling program in 1994. In addition, the Company used $3.4 million of restricted cash in 1993 to purchase certain restaurants which reduced cash used by investing activities in the first quarter of 1993 when compared to the first quarter of 1994.

         Significant financing activities in the first quarter of 1994 included an increase in short-term borrowings under the Company's unsecured lines of credit of $5.4 million, increased payments required under the terms of the litigation settlement (See Note 6-- Reserve for Litigation Settlement) of $5.8 million, and a reduction in proceeds from the exercise of employee stock options. Cash provided from the exercise of employee stock options decreased $3.1 million in the first quarter of 1994 as compared to the first quarter of 1993. One factor in this decrease was the exercise during the first quarter of 1993 of a significant number of options granted during the Company's 1988 recapitalization. These options would have expired in July 1993.

         At February 20, 1994, the Company had cash and cash equivalents of approximately $9.2 million. The Company has unsecured lines of credit totalling $30 million under which the Company had borrowings of $13.4 million outstanding at February 20, 1994. Additionally, the Company has a $125 million Reducing Revolving Credit Facility under which it had borrowed $15 million at February 20, 1994.

         The Company's 12% subordinated debentures, due July 2000, are redeemable at par at the option of the Company, on July 1, 1994.
The Company intends to redeem these debentures at that time and to refinance this obligation with additional senior bank debt.
Management expects this refinancing to reduce the annual effective interest rate on this debt by approximately 5%. Unamortized original issue discount and debt issue costs of approximately $1,710,000 related to the debentures will be charged to expense if the refinancing is completed as planned.

         Capital expenditures for fiscal 1994 are expected to be approximately $114 million. The Company expects to meet its needs for debt service, capital expenditures (excluding those for land and buildings which are expected to be met through mortgage financing arrangements), the payments required by the settlement of the class action litigation and general corporate purposes through cash generated by the Company's operations and from the Company's Reducing Revolving Credit Facility (See Note 5--Senior
Debt).


                    PART II- OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as an Exhibit to this Quarterly Report on Form 10-Q:

            (11) Statement regarding computation of per share earnings.

         (b) No reports on Form 8-K have been filed during the quarterly period covered by this Quarterly Report on Form 10-Q.


                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

                                       SHONEY'S, INC.


Date: January 30, 1995                 By:/s/ W. Craig Barber
                                         ---------------------------
                                          W. Craig Barber
                                          Senior Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)