Form 10-Q/A
period 1994-05-15
SHONEYS INC
filed 1995-01-30
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                       ------------
                       FORM 10-Q/A2

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended May 15, 1994

                            OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period        to
                                   --------   --------

             Commission file number 0-4377
                     -------------

                     SHONEY'S, INC.

 (Exact name of registrant as specified in its charter)

    Tennessee                              62-0799798
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

1727 Elm Hill Pike, Nashville, TN              37210
(Address of principal executive              (Zip Code)
offices)


Registrants telephone number, including area code (615)391-5201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes  X     No
                                  ----      ----

As of June 24, 1994, there were 41,150,672 shares of Shoney's, Inc. $1 par value common stock outstanding.

==================================================================
                                           PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                           SHONEY'S, INC. AND SUBSIDIARIES
                                        Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                       May 15,             October 31,
                                                                        1994                  1993
                                                                   -------------        --------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $   10,819,276        $    7,841,426
  Notes and accounts receivable, less allowance for doubtful
   accounts of $2,996,000 in 1994 and $2,061,000 in 1993              22,423,514            24,857,375
  Inventories                                                         46,186,309            52,795,971
  Deferred income taxes and other current assets                      25,890,206            21,633,965
                                                                   -------------          ------------
    Total current assets                                             105,319,305           107,128,737

  Property, plant and equipment, at cost                             719,331,781           684,218,089
  Less accumulated depreciation and amortization                    (298,051,604)         (280,421,156)
                                                                   -------------          ------------
  Net property, plant and equipment                                  421,280,177           403,796,933

Other assets:
  Deferred charges and other intangible assets                         6,877,476             7,950,725
  Other assets                                                         5,216,319             9,215,940
                                                                   -------------         -------------
    Total other assets                                                12,093,795            17,166,665
                                                                   -------------         -------------
                                                                  $  538,693,277        $  528,092,335
                                                                   =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                $   30,106,522        $   36,636,478
  Federal and state income taxes                                       1,914,801             2,303,533
  Other accrued liabilities                                           61,744,296            68,979,196
  Reserve for litigation settlement                                   24,292,782            25,713,422
  Debt and capital lease obligations due within one year             114,453,280           111,401,224
                                                                    ------------          ------------
    Total current liabilities                                        232,511,681           245,033,853

  Senior debt-recapitalization                                                              60,000,000
  Other long-term senior debt and capital lease obligations          160,069,049           111,251,814
  Subordinated debentures                                            144,306,830           144,187,529
  Zero coupon subordinated convertible debentures                     77,762,051            74,614,987
  Reserve for litigation settlement                                   74,537,339            86,413,339

Deferred credits:
  Income taxes                                                         9,635,958             9,424,823
  Income and other liabilities                                         7,818,936             7,153,808

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized 100,000,000 shares;
    issued 41,126,018 in 1994 and 40,724,536 in 1993                  41,126,018            40,724,536
  Additional paid-in capital                                          56,872,269            50,771,605
  Retained earnings (deficit)                                       (265,946,854)         (301,483,959)
                                                                    ------------          ------------
  Total shareholders' equity (deficit)                              (167,948,567)         (209,987,818)
                                                                    ------------          ------------
                                                                  $  538,693,277        $  528,092,335
                                                                    ============          ============

         See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Operations
                               (Unaudited)

                                               Twenty-eight Weeks Ended
                                            May 15,              May 9,
                                             1994                 1993
                                         ------------         ------------
Revenues                                $ 616,759,872         $ 580,422,966

Costs and expenses
  Cost of sales                           509,358,848           480,920,927
  General and administrative expenses      34,135,663            32,053,108
  Interest expense                         23,555,642            23,523,608
                                          -----------           -----------
    Total costs and expenses              567,050,153           536,497,643
                                          -----------           -----------

Income before income taxes and
  cumulative effect of change
  in accounting principle                  49,709,719            43,925,323

Provision for income taxes                 18,641,000            16,692,000
                                          -----------           -----------

Net income before cumulative effect of
  change in accounting principle           31,068,719            27,233,323

Cumulative effect of change
  in accounting for income taxes            4,468,386
                                           ----------            ----------
Net income                              $  35,537,105         $  27,233,323
                                           ==========            ==========

Earnings per common share
  Primary:
   Income before cumulative effect of
      change in accounting principle           $ 0.75                $ 0.68
   Cumulative effect of change in
      accounting for income taxes                0.11
                                                 ----                  ----
     Net income                                $ 0.86                $ 0.68

Fully diluted:
  Income before cumulative effect of
     change in accounting principle            $ 0.71                $ 0.64
  Cumulative effect of change in
     accounting for income taxes                 0.10
                                                 ----                  ----
    Net income                                 $ 0.81                $ 0.64

Weighted average shares outstanding
  Primary                                  41,329,524            40,271,942

  Fully diluted                            46,559,701            45,521,364

Common shares outstanding                  41,126,018            39,978,313

Dividends per share                              NONE                 NONE



         See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                 Twelve Weeks Ended
                                            May 15,               May 9,
                                             1994                  1993
                                         ------------          ------------
Revenues                                $ 277,539,917         $ 262,751,379

Costs and expenses
  Cost of sales                           226,019,227           215,569,273
  General and administrative expenses      14,438,911            12,770,283
  Interest expense                         10,097,102            10,020,683
                                          -----------           -----------
    Total costs and expenses              250,555,240           238,360,239
                                          -----------           -----------

Income before income taxes                 26,984,677            24,391,140

Provision for income taxes                 10,120,000             9,269,000
                                          -----------           -----------

Net income                              $  16,864,677         $  15,122,140
                                           ==========            ==========

Earnings per common share
  Primary                                      $ 0.41                $ 0.37

  Fully diluted                                $ 0.38                $ 0.35

Weighted average shares outstanding
  Primary                                  41,430,511            40,490,410

  Fully diluted                            46,649,849            45,723,048

Common shares outstanding                  41,126,018            39,978,313

Dividends per share                              NONE                  NONE























         See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Cash Flows
                               (Unaudited)

                                                          Twenty-eight Weeks Ended
                                                       May 15,                May 9,
                                                        1994                 1993
                                                   --------------          -------------

Operating activities
  Net income                                       $  35,537,105        $  27,233,323
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    23,593,741           21,773,976
     Amortization of deferred charges
       and other noncash charges                       5,854,735            4,811,420
     Gain on marketable securities
       and sale of other assets                       (2,928,040)
     Cumulative effect of change in
       accounting for income taxes                    (4,468,386)
     Change in deferred income taxes                   3,728,000            2,036,000
     Changes in operating assets
       and liabilities                                 7,359,986          (10,758,153)
                                                     -----------          -----------
       Net cash provided by operating activities      68,677,141           45,096,566


Investing activities
  Cash required for property, plant and equipment    (48,658,129)         (42,265,357)
  Proceeds from disposal of
    property, plant and equipment                      2,117,401            1,523,405
  Cash (required for) derived from other assets          (30,635)           2,986,124
                                                     -----------          -----------
       Net cash used by investing activities         (46,571,363)         (37,755,828)


Financing activities
  Payments on long-term debt and
    capital lease obligations                        (51,638,709)         (24,061,243)
  Proceeds from long-term debt                        50,000,000           10,000,000
  Net (payments on) proceeds from
    short-term borrowings                             (6,492,000)          11,054,000
  Payments on litigation settlement                  (13,296,640)         (10,076,662)
  Cash required for debt issue costs                    (583,923)            (438,837)
  Proceeds from exercise of employee stock options     2,883,344            8,246,852
                                                     -----------          -----------
       Net cash used by financing activities         (19,127,928)          (5,275,890)
                                                     -----------          -----------

Increase in cash                                   $   2,977,850        $   2,064,848
                                                     ===========          ===========










         See notes to consolidated condensed financial statements.

             SHONEY'S, INC. AND SUBSIDIARIES
   Notes to Consolidated Condensed Financial Statements
                      May 15, 1994
                       (Unaudited)


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

Operating results for the twelve and twenty-eight week periods ended May 15, 1994 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 30, 1994.


NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Effective November 1, 1993, the Company adopted FASB Statement No.
109 "Accounting for Income Taxes" through a cumulative effect adjustment that resulted in an increase to net income of approximately $4.5 million or $.10 per share. Statement No. 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities (See Note 4).

Effective November 1, 1993, the Company also adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold debt securities to maturity.
Debt and equity securities must be classified into one of three categories: 1) held-to maturity, 2) available-for-sale or 3) trading securities. Each category has different accounting treatment for the change in fair values. There was no cumulative effect from the adoption of Statement No. 115 since, at the time of adoption, the Company held no investments in debt or equity securities.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. Fully diluted earnings per share also includes the assumed conversion of the zero coupon subordinated convertible debentures. In calculating earnings per share for 1993, the 2,694,444 shares held in escrow at October 25, 1992 were considered to be retired effective with the provisional court approval of a consent decree settling certain litigation on November 3, 1992 (See Note 7).


NOTE 4 - INCOME TAXES

Income taxes for the twelve and twenty-eight week periods ended May 15, 1994 and May 9, 1993 were provided based on the Company's estimate of its effective tax rates (37.5% and 38.0%, respectively,) for the entire respective fiscal years. The Company's estimate of its effective tax rate for the 1994 fiscal year decreased from 1993 due primarily to the reinstatement of the Targeted Jobs Tax Credit in August 1993 and the effects of the new tax credit on FICA tips. The statutory federal income tax rate was 35% and 34.8% for the twelve and twenty-eight week periods ended May 15, 1994 and May 9, 1993, respectively.

Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adoption of the Statement increased deferred tax assets and net income by $4.5 million or $.10 per common share. This amount is reflected in the first quarter of fiscal 1994 as the effect of a change in accounting for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 1, 1993 are as follows:


Deferred tax assets:
         Reserve for lawsuit settlement                  $40,338,486
         Reserves for self insurance                       7,325,098
         Other - net                                       4,949,912
                                                          ----------
              Deferred tax assets - net                   52,613,496
                                                          ==========
Deferred tax liabilities:
         Tax over book depreciation                       18,341,848
         Capital contribution                             22,501,840
         Other - net                                         149,268
                                                          ----------
              Deferred tax liability                      40,992,956
                                                          ----------
              Net deferred tax asset                     $11,620,540
                                                          ==========


No valuation allowance is considered necessary, as management believes that the deferred tax assets will ultimately be realized.

NOTE 5 - SENIOR DEBT

The senior debt-recapitalization of $110 million ($110 million due in one year) is due in two installments ($50 million in October 1994 and $60 million in April 1995) and is collateralized by certain land and buildings. As of May 15, 1994, this indebtedness had a fixed rate of interest (9.78%) to maturity in April 1995. The Company has interest rate swap agreements, which expire at varying dates to April 1995, which effectively convert the interest rate on this indebtedness to 6.0%.

In July 1993, the Company entered into a $125 million reducing revolving credit facility with a syndicate of financial institutions. All material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 107 of the Company's restaurant properties) have been pledged as collateral for the facility. The facility has a four year, three month term expiring October 22, 1997, with reductions in the aggregate credit facility beginning in 1995. The interest rate for this facility is at floating rates (the London Interbank Offered Rate ("LIBOR") plus 2%) and was 5.9% at May 15, 1994. The Company had borrowed $65 million under this facility as of May 15, 1994.

Subsequent to the end of the second quarter, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate will remain at LIBOR plus 2% and the maturity was extended to October 1999. The Company has given notice that it will redeem at par, on July 2, 1994, the entire $145.7 million of 12% subordinated debentures presently outstanding.

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


NOTE 9 - SALE OF MOTEL JOINT VENTURES

Effective February 16, 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge") in exchange for 90,909 common shares of ShoLodge. The shares received were recorded at their fair value on the date of the transaction of approximately $2.4 million resulting in a gain of $1.7 million in the quarter ended February 20, 1994.
The ShoLodge common shares were classified as trading securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (See Note 2). The change in fair value of the ShoLodge common shares subsequent to the transaction is reflected in the results of operations.

The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. In connection with the sale of the Company's minority motel interests described in the preceding paragraph, the Company received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities during the first and second quarters and adjusted to their fair value. The resulting gains of approximately $1 million in the first quarter and $580,000 in the
second quarter were reflected in results of operations.    Once
classified as a trading security, the warrants are carried at fair value with increases and decreases in fair value reflected in results of operations. During the second quarter, the value of the ShoLodge warrants and ShoLodge common stock held by the Company declined by approximately $448,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements
and notes thereto.    The second quarter and first half of both
fiscal 1994 and 1993 covered periods of twelve and twenty-eight weeks, respectively.

         Revenues increased $14.8 million or 6% to $277.5 million during the second quarter of fiscal 1994 as compared with the second quarter of fiscal 1993. For the first half of fiscal 1994, revenues increased $36.3 million to $616.8 million, 6% higher than the same period of fiscal 1993. An analysis of the increase in revenues is shown below.

                                  16 Weeks Ended      28 Weeks Ended
                                   May 15, 1994        May 15, 1994
                                  Millions    %       Millions    %
                                  --------   --       --------   --
Restaurant revenue                $  11.9   80        $  23.6    65
Manufacturing, distribution
 and other sales                      2.0   14            7.2    20
Franchise fees                         .1    1             .7     2
Other income                           .8    5            4.8    13
                                    -----  ---          -----   ---
                                  $  14.8  100        $  36.3   100
                                    =====  ===          =====   ===

         The Company opened 14 restaurants during the first half of 1994, including nine Shoney's, two Lee's, two Pargo's and one Captain D's. During the first quarter, the Company sold ten Captain D's units to a franchisee and closed four other units. Franchisees opened 45 units during the first half of fiscal 1994 (including the ten Captain D's purchased from the Company) and closed 37 units. Comparable store sales of Company-owned restaurants increased 2.6% for the second quarter, resulting in a real sales increase of .7% after adjusting for menu price increases. For the first half of fiscal 1994, comparable store sales of Company-owned restaurant increased 1.8%, which included a 1.8% menu price increase.

         Other income increased $4.8 million in the first half of fiscal 1994 as compared with the first half of fiscal 1993 as the result of several factors. During the first quarter of 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge"), the majority owner. The sale resulted in a $1.7 million gain, which is included in other income. In conjunction with the sale, the Company also received future registration rights for shares of ShoLodge stock that may be acquired by the Company upon the exercise of certain warrants that it owns. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities and adjusted to fair value resulting in gains of approximately $1 million in the first quarter of 1994 and $580,000 in the second quarter, which were included in other income. (See Note 9--Sale of Motel Joint Ventures). As required by FASB Statement No. 115, these warrants will be adjusted to their fair value each quarter. During the second quarter of 1994, the Company also recorded a decline in value of $448,000 for the warrants and other ShoLodge common stock held by the Company. In addition, during the first quarter of 1994, the Company received $.9 million from the settlement of certain class action securities litigation.

         Manufacturing and commissary sales increased 4.6% and 6.0%, respectively, for the second quarter and first half of fiscal 1994, when compared with the corresponding periods of 1993. When compared to restaurant sales, these sales have a higher percentage of food costs while operating expenses are lower. There is no restaurant labor associated with these sales.

         Cost of sales for the second quarter of fiscal 1994 increased $10.4 million over the same quarter in fiscal 1993 and equalled 81.4% and 82% of revenues in the second quarters of 1994
and 1993, respectively.   Food and supplies decreased as a percentage
of revenues principally due to the increase in other income. During the second quarter, operating expenses declined as a percentage of revenues from 19.3% in the second quarter of 1993 to 19% in the same period this year. This decline was primarily due to the settlement of a lawsuit against a former insurance carrier for the Company, which reduced insurance expense for the quarter.

         Cost of sales as a percentage of revenues for the first half of fiscal 1994 decreased to 82.6% from 82.9% in 1993. Food and supplies as a percentage of revenues increased principally due to higher food costs at the restaurant level. This increase in costs resulted from the introduction of a new menu in the Shoney's division early in the first quarter and an increased cost of whitefish and other food products in the Captain D's division. For the first half of 1994, operating expenses as a percentage of revenues decreased due to the reduction in insurance expense during the second quarter.

         General and administrative expenses increased as a percentage of revenues from 4.9% in the second quarter of 1993 to 5.2% in the second quarter of 1994. General and administrative expenses in the second quarter of 1993 were lower than normal due to relatively lower personnel costs and a significant decline in legal expenses. The relationship of general and administrative expenses to revenues in the second quarter of 1994 of 5.2% is the same as the second quarter of 1992. General and administrative expenses as a percentage of revenues remained unchanged at 5.5% for the first half of 1994 compared to the first half of 1993 due to the increase in other income.

         Interest expense for the second quarter and first half of 1994 was marginally higher as compared to the same periods of fiscal 1993 because there were no material changes in the Company's debt structure or interest rates.

         The effective income tax rates for both the second quarter and first half of 1994 and 1993 were 37.5% and 38.0%, respectively. The decrease in the effective tax rate for fiscal 1994 is primarily due to the reinstatement of the Targeted Jobs Tax Credit in August 1993 and the effects of the new tax credit on FICA tips. Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2-- Changes in Accounting Policies). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adoption of the new Statement during the first quarter was to increase deferred tax assets and net income by $4.5 million or $.10 per common share.

         Cash provided from operations increased $23.6 million to
$68.7 million for the first half of 1994 compared to $45.1 million
for the first half of 1993.   This improved cash flow was due primarily
to a reduction in cash required for operating assets and liabilities, principally inventory and accounts receivable. In the prior year, cash required for operating assets increased, principally due to the increase in inventory. Cash used by investing activities during the first half of 1994 increased by approximately $6.4 million as compared to the same period in 1993 as the Company continued to construct new units and expanded its store remodeling program in 1994. In addition, the Company used $3.4 million of restricted cash in 1993 to purchase certain restaurants which reduced cash used by investing activities in the first half of 1993 when compared to the first half of 1994.

         Cash used by financing activities increased approximately $14 million in the first half of fiscal 1994 as compared to 1993. Significant financing activities in the first half of 1994 included an increase in borrowing under the Company's reducing revolving credit facility of $50 million that was used to fund a $50 million payment on the Company's senior debt. In the first half of 1993, borrowings totaled approximately $21 million which were used to partially fund long-term debt payments of $24 million. Additional 1994 financing activities included increased payments required under the terms of the litigation settlement (See Note 6--Reserve for Litigation Settlement) of $3.2 million and the repayment of short-term borrowings of $6.5 million. Cash provided from the exercise of employee stock options decreased $5.4 million in the first half of 1994 as compared to the first half of 1993, principally due to the exercise, during the first half of 1993, of a significant number of options granted during the Company's 1988 recapitalization. These options had an expiration date of July 1993.

         At May 15, 1994, the Company had cash and cash equivalents of approximately $10.8 million. The Company has unsecured lines of credit totalling $30 million under which the Company had borrowings of $1.5 million outstanding at May 15, 1994. Additionally, the Company has a $125 million reducing revolving credit facility under which it had borrowed $65 million at May 15, 1994.

         The Company's 12% subordinated debentures, due July 2000, are redeemable at par at the option of the Company after July 1, 1994. Subsequent to the end of the quarter, the Company completed financing necessary to redeem the debentures at par on July 2, 1994. The

Company's reducing revolving credit facility was increased from $125 million to $270 million to fund the redemption and the maturity of the facility was extended from 1997 to October 1999. At current interest rates, the Company expects this refinancing will reduce the annual effective interest rate on this debt by approximately 5%. Unamortized original issue discount and debt issue costs of approximately $1,710,000 related to the debentures will be expensed in the third quarter.

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

                   PART II- OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES.

         On May 25, 1994, the Company and Harris Trust and Savings Bank (the "Rights Agent") amended and restated the rights agreement, originally entered into March 7, 1988, as subsequently amended, relating to certain common stock purchase rights (the "Rights") issued by the Company. The terms of the Rights, as previously amended and as amended and restated on May 25, 1994, were summarized in the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994. That Current Report on Form 8-K contained as an exhibit a copy of the amended and restated rights agreement (which included the forms of Rights Certificate and Election to Exercise). For a complete description of the changes to the Rights, reference is made to the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994, which is incorporated herein by this reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       (a) The annual meeting of the Company (the "Annual Meeting") was held on March 17, 1994. At that time, there were present, in person or by proxy, 26,498,926 shares of the Company's common stock.

       (b) At the Annual Meeting, one item that was submitted to a vote of shareholders was the election of directors. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement and all such nominees were elected.

       (c) In addition to the election of directors, there were submitted to a vote of the shareholders: (1) a proposal by the Company to amend the Shoney's, Inc. 1981 Stock Option

Plan; and (2) a proposal by a shareholder to require the Company to prepare a report on the Company's policies and programs regarding certain employment and purchasing matters. The results of that voting are as follows:

                                           Votes         Broker
    Proposal              Votes For       Against       Non-votes
    --------              ---------       -------       ---------

Amendments to the
Shoney's, Inc. 1981
Stock Option Plan        15,747,999      5,846,497      4,609,378

Shareholder Proposal
to Require Report         3,723,547     17,288,145      4,607,201


ITEM 5. OTHER EVENTS.

         As of May 3, 1994, the Company amended its reducing revolving credit agreement to increase the available credit thereunder from $125,000,000 to $270,000,000. Thereafter, the Company notified holders of the Company's 12% subordinated debentures due 2000 that the Company was redeeming the debentures at par on July 2, 1994. The Company plans to use funds available from the reducing revolving credit facility to redeem the debentures, $145,700,000 in principal amount of which currently is outstanding. A copy of the amendment to the Company's reducing revolving credit agreement is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

     Exhibit No.       Description
     -----------       -----------


     11 Statement regarding computation of earnings per share.

     99.1 Modification Agreement No. 3 dated as of May 3, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of

                       Commerce, New York Agency, filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 15, 1994 filed with the Commission on June 29, 1994 and incorporated herein by this reference.

     99.2 Amended and Restated Bylaws of Shoney's, Inc., filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 15, 1994 filed with the Commission on June 29, 1994 and incorporated herein by this reference.

       (b) During the quarter ended May 15, 1994, no Current Reports on Form 8-K were filed by the Company.


                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


January 30, 1994                        SHONEY'S, INC.

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