Form 10-K
period 1994-10-30
SHONEYS INC
filed 1995-01-30
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                       ------------
                        FORM 10-K
(Mark one)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
          For the Fiscal Year Ended October 30, 1994

                            OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the Transition Period        to
                                   --------   --------

             Commission file number 0-4377
                     -------------
                     SHONEY'S, INC.
 ------------------------------------------------------
 (Exact name of registrant as specified in its charter)

    Tennessee                              62-0799798
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

1727 Elm Hill Pike, Nashville, TN              37210
(Address of principal executive              (Zip Code)
offices)

Registrants telephone number, including area code (615) 391-5201

    Securities Registered Pursuant to Section 12(b) of the Act:
 Title of each class     Name of each exchange on which registered
 -------------------     -----------------------------------------
Common Stock, par value $1 per share        New York Stock Exchange
Common Stock Purchase Rights                New York Stock Exchange
Liquid Yield Option Notes, Due 2004         New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes  X     No
                                  ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to Form 10-K.   [X]

As of January 17, 1995, there were 37,559,091 shares of Shoney's,
Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $488,268,183.

As of January 17, 1995, there were 41,382,363 shares of Shoney's,
Inc. $1 par value common stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
         DOCUMENT                                Incorporated into
         --------                                -----------------
Portions of the Definitive Proxy Statement for
Annual Meeting of Shareholders on April 18, 1995,
to be filed with the Securities and Exchange
Commission (the"Commission") within 120 days
after the fiscal year ended October 30, 1994
(hereinafter the "1995 Proxy Statement")              Part III
==================================================================

                           PART I

ITEM 1. BUSINESS.

     (a)   GENERAL DEVELOPMENT OF BUSINESS.

     Shoney's, Inc. operates and franchises a chain of 1,878 restaurants in 37 states and Canada. The diversified food service chain consists of five restaurant divisions - Shoney's, Captain D's, Lee's Famous Recipe, Pargo's and Steakhouses. Systemwide sales for fiscal 1994 were approximately $2.07 billion. Based on sales, Shoney's, Inc. is the 17th largest chain restaurant operator. <F1> Shoney's Restaurants are family restaurants offering full table service and a broad menu. Captain D's and Lee's Famous Recipe are quick-service restaurants specializing in seafood and chicken, respectively. The Company also operates three casual dining restaurants, as follows: Fifth Quarter - a special occasion steakhouse, BarbWire's - a country & western style steakhouse and Pargo's - a contemporary casual dining restaurant featuring fresh, made-from-scratch dishes.

     The Company's commissary includes five distribution centers that support restaurant operations by providing most of the necessary food and supplies. In addition, the commissary includes certain manufacturing operations for meat products and prepackaged cole slaw.

      Mike Rose Foods, Inc. is a private-label manufacturer of salad dressings, condiments and dry blended products for the food-service industry. This operation provides products to the Company's restaurant concepts and to third-party customers.

      The Company's fiscal year ends on the last Sunday in October. Fiscal year 1994 included 52 weeks while fiscal year 1993 included 53 weeks. As a result, the comparisons between the most recent fiscal years is affected due to the reduced number of days in fiscal year 1994.

      REORGANIZATION. On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance of and grow the Shoney's Restaurant concept. The reorganization will include divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods. The divestiture process is expected to be completed within 6 to 12 months from the date of the reorganization announcement.

      The discontinued lines of business had net property, plant and equipment of $56.8 million at October 30, 1994, and had annual revenues of $145.8 million and earnings before interest and taxes of $20.9 million for the 1994 fiscal year. In fiscal 1994, these discontinued lines of business represented approximately 12.6% of net property, plant and equipment, 12.5% of


- - -----------
  <F1>  Based on 1994 annual survey for U.S. food service revenues published by Nation's Restaurant News (August 1, 1994).

consolidated revenues and 15% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization and divestitures will be accrued as they are incurred. However, the Company expects the net result will be a gain once the sales of these lines of business are consummated.

SHONEY'S RESTAURANTS

      CONCEPT. Shoney's Restaurants are full-service, family dining restaurants that are generally open 18 hours each day, and serve breakfast, lunch, and dinner. Shoney's menu is diversified to appeal to a broad spectrum of customer tastes. The menu includes traditional items such as hamburgers, sandwiches, chicken, seafood, a variety of pasta and stir-fry dishes, and steaks as well as desserts. Shoney's also offers its signature features of the soup, salad and fruit bar and the all-you-care-to-eat breakfast bar.

      In addition to its regular menu, Shoney's Restaurants often feature promotional menu items offering special entrees for a limited time. These promotional menu items are used to promote new guest trials and generate greater frequency from existing guests. Promotions also serve as a vehicle to test new items that, if popular, may be added to the regular menu. The Company, in conjunction with its franchisees, is continually modifying the menu to adapt to new food trends, shifts in consumer demands (e.g., more interest in health conscious dining) and to keep the menu appealing to our guests. Management believes that the Shoney's concept offers greater operational stability than some of its competitors because of the wide variety offered in the menu.

      Shoney's seeks to differentiate itself from competing restaurants by offering excellent service, warm hospitality and attractive prices to afford a high-quality overall dining experience. Shoney's Restaurants place significant emphasis on the quality of food ingredients, proper preparation methods and attractive food presentation. Buildings are generally brick veneer or dryvit exteriors which usually include exterior awnings along with halide lighting for greater visibility at night. The Company's franchise agreements require that all Shoney's Restaurants conform to express standards of appearance, service, food quality and menu content.

      HISTORY. Shoney's Restaurants have been in operation since 1952. There are 922 restaurants in the system, 361 company-owned and 561 franchised, operating in 34 states as of October 30, 1994. During 1994, a Shoney's Restaurant was opened for the first time in Vermont. During fiscal 1994, the Company opened 20 units with a net increase of 15 units and franchisees opened 30 units with a net decrease of 8 units.

      Sales at company-owned units for the 52 week fiscal year 1994 were $541,446,000 compared to $533,893,000 for the 53 week fiscal year 1993. The Shoney's concept accounted for 46% of the Company's revenues in fiscal 1994. Pretax income for the 1994 fiscal year was $50,906,000. Comparable store sales for fiscal 1994 decreased .9%, including a menu price increase of 1.8%. The average unit sales of company-owned units in 1994 were $1,548,000.

      The Company continued its aggressive capital expenditure program for the Shoney's Restaurants in 1994. Overall capital expenditures in 1994 for Shoney's Restaurants were $53,723,000, with $18,429,000 for remodeling of 77 units compared to the overall expenditure of $42,382,000 in 1993, with $4,787,000 for remodeling of 30 units. The remodel program continues to produce acceptable results and the Company will continue the aggressive remodel program for Shoney's Restaurants in 1995 with another 70 units scheduled.

      The Company introduced a 120 seat building for Shoney's
Restaurants during 1994. This prototype will be used in smaller markets and in other areas that the standard 176 seat configuration would not be practical. The costs for the smaller unit is approximately 25% less than the standard building.

      Annualized sales of company-owned units opened during 1994 were $1,597,000. The average cost of land, buildings and equipment for the 1994 units was $1,247,000 each. The average sales-to-investment ratio of the 1994 units was 1.3 to 1.

      The advertising program during 1994 focused on food promotions. The marketing staff has been strengthened and reorganized on a geographic basis to better target advertising and promotional programs. Marketing strategies are being designed to increase both guest frequency and new guest trials.

CAPTAIN D'S

      CONCEPT. Captain D's are quick-service seafood restaurants and offer in-store or drive-through service. They are generally open every day from 11 a.m. until 11 p.m, serving lunch and dinner. The typical Captain D's has 90 seats and employs 20 people, including five management personnel.

      Captain D's menu is designed to capitalize on the trend toward increased per capita consumption of fish and seafood in the U.S. that has developed in response to increased public awareness of the benefits of fish and seafood in a well-balanced diet. To broaden the menu's appeal, Captain D's also offers a variety of non-seafood items. The menu includes fried, broiled and baked fish, a variety of chicken and shrimp dishes, fried clams, stuffed crabs, seafood and tossed salads, baked potatoes, french fries, hush puppies, green beans, cole slaw, fried okra and a selection of desserts. Captain D's is constantly striving to develop appealing new menu items and improve the quality of existing items. New products include a premium fried shrimp, shrimp creole, broiled salmon, and blackened fish.

      Through an aggressive worldwide purchasing operation conducted by the Company, Captain D's has reduced its dependence on Cod fish (for which price and supply have been uncertain in recent years) by the introduction and use of other high quality whitefish that have a more predictable supply and price. The Company's commissary operation purchases bulk quantities of fish and seafood for distribution to company-owned units along with franchised

Captain D's who elect to purchase their food from the Company.
This combined buying power permits the Company to obtain favorable pricing and sources of supply for fish and seafood, which are in limited worldwide supply.

      The Company's operational strategy for Captain D's is to increase comparable store sales through the continued introduction and promotion of distinctive, high quality menu items, emphasis on fast and reliable service, and maintaining a strong commitment to high food quality.

      HISTORY. Captain D's began operation in 1969 when the Company opened the first unit in Nashville, Tennessee. There are 643 Captain D's restaurants in 24 states, including 332 company-owned and 311 franchised units as of October 30, 1994. Captain D's has the highest average unit volume ($736,000) of any major quick-service seafood chain.

      Sales at company-owned units for the 52 week fiscal year 1994 were $244,535,000 compared to $245,360,000 for the 53 week fiscal year 1993. The Captain D's concept accounted for 21% of the Company's revenues in fiscal 1994. Pretax income for the 1994 fiscal year was $20,384,000. Comparable store sales for fiscal 1994 increased 3.9%, including a 2.0% menu price increase.

      Captain D's outstanding performance in fiscal 1994 continued the outstanding performance of fiscal 1993. This performance is based on the successful operating strategy initiated late in fiscal 1992. This plan, based on extensive customer research, was designed to increase market share and increase same store sales.
It includes advertising, store remodeling, introduction of new products and seasonal promotions of a variety of products.

      During 1994, Captain D's remodeled 51 company-owned units. Remodeled units include more windows, enhanced interior and exterior lighting, brighter colors, neon signs, self-serve drinks and improved menu boards. Additional landscaping and new, more visible signage have improved the exterior appearance and street appeal of the stores.

      During fiscal 1994, the division began installing new point-of-sale computer systems in company-owned units. This system will provide managers with a variety of daily management reports and other tools to better manage store inventory, employee scheduling, and payroll. This system also will enhance store productivity and permit managers more time for customer service and employee supervision and training.

OTHER RESTAURANT CONCEPTS

LEE'S FAMOUS RECIPE

      CONCEPT. Lee's Famous Recipe are quick-service restaurants specializing in chicken and offer in-store or drive-through service. The typical Lee's restaurant seats 64 customers and generally is open every day from 11:00 a.m. to 11:00 p.m.

      Lee's menu includes three kinds of chicken (including two kinds of fried chicken and roast chicken), eleven vegetables and salads, freshly baked biscuits and a variety of home-style desserts. Lee's has continually experimented with new products and enhancements to existing menu items to maintain the competitive appeal of its products.

      Lee's buys fresh chicken in each of its markets to ensure only the highest quality products are served. All chicken is prepared for cooking in the store and stringent standards for quality and freshness are observed.

      Management training is an important element of Lee's operational success. During 1994 Lee's developed nine new training videotapes for store level operations personnel and ten supplemental training guides will be introduced in 1995. In addition, a new manager certification program was introduced which ensures all new Lee's managers meet stringent training and experience requirements. Lee's management believes that superior training produces stronger operational execution, more consistent food quality and, most importantly, satisfied customers.

      The Company's operational strategy for Lee's has been driven by its consistent performance in satisfying its loyal customers.
Lee's managers are focused on operational details and delivering quality food and service.

      HISTORY. Lee's Famous Recipe was acquired by Shoney's, Inc. in fiscal 1982, and the Company opened its first units in 1983. Growth of company-owned units has been focused on controlled expansion of existing core markets. This approach reduces unit level operating costs by leveraging advertising and supervisory costs with existing units. There are 285 Lee's restaurants in 17 states and Canada, including 60 company-owned and 225 franchised units as of October 30, 1994.

      Lee's reported record sales of $39,411,000 for the 52 week fiscal year 1994, an increase of 7.7% from sales of $36,586,000 for the 53 week fiscal year 1993. Pretax income for the 1994 fiscal year was $3,027,000. After five years of consecutive increases, Lee's pretax margin declined from 8.2% in 1993 to 7.7% in 1994 as food and labor costs were not offset by menu price increases. Overall, chicken prices were approximately 3% higher in 1994 than 1993 with only 2% of that cost passed through in menu prices. Recently, chicken prices have declined as compared to the prior year and, if they remain at current levels, could contribute to higher margins for Lee's in 1995.

      Comparable store sales increased by 2.5% in 1994, resulting in a real sales gain of .5% after adjusting for an increase in menu prices. The average unit sales of company-owned units in 1994 was $661,000.

PARGO'S

      CONCEPT. Pargo's are mid-scale, casual dining restaurants that serve fresh, made-from-scratch entrees designed to cater to a diverse range of customer tastes. Pargo's goal is to become the "favorite neighborhood restaurant" in each of its markets. Management training and development efforts are focused on achieving a "customer centered" operational approach at each unit.

      Pargo's menu includes a variety of appetizers, beef, seafood and chicken entrees, specialty burgers and sandwich platters, pasta dishes, daily homemade soups, garden fresh salads, and fresh breads. The menu also features a number of "Heart Healthy" offerings to better serve our customers who are interested in lower fat, lower cholesterol entrees. Pargo's provides a warm environment for families by offering balloons, coloring books and crayons for children, a special children's menu with value pricing, and a "kids eat free" program featured one day each week. Pargo's menu includes daily specials, a daily "fresh catch" entree, and periodic food promotional events (featuring a regional cuisine such as caribbean or cajun inspired dishes).

      HISTORY. Pargo's was founded in 1983 and acquired by the Company in March 1986. There are 15 Pargo's in six states, including two franchised units. Three new units opened in 1994 in Greenville, North Carolina; Virginia Beach, Virginia and Chesapeake, Virginia. The management of Pargo's has reviewed the operational strategy for the concept during the last two years to prepare for more growth. Five of the 13 company-owned units (38%) have been opened in the last two years and the current plans are to open four new Pargo's in fiscal 1995.

      Pargo's sales for the 52 week fiscal year 1994 increased 32% to $29,984,000 compared to $22,758,000 in the 53 week fiscal year 1993. Pretax income for the 1994 fiscal year rose 28% to $2,531,000 compared to $1,984,000 in 1993. Comparable store sales for fiscal 1994 declined 1.2%, including a menu price increase of .8%. The average unit sales of company-owned units in 1994 was $2,532,000.


STEAKHOUSES

      CONCEPT. Steakhouses include ten Fifth Quarter and three BarbWire's restaurants. Fifth Quarters are special occasion steakhouses and BarbWire's are country & western themed steakhouses. BarbWire's was introduced last year as a vehicle to convert selected, under-performing Shoney's restaurants to a new casual dining concept. Both steakhouse concepts are open 12 hours daily, seven days a week and serve lunch and dinner.

      As part of the Company's reorganization (see page 1), the Company will divest the Fifth Quarter division during 1995 to focus on its core lines of business. The BarbWire's concept will be retained because of its strategic relationship with the core
Shoney's Restaurants.

      BarbWire's offers a variety of mesquite grilled USDA choice steaks which are cut and aged at the Company's own meat processing facilities. In addition, BarbWire's offers mesquite grilled chicken, seafood and burgers, soup, salads, baked potatoes, homestyle french fries and homemade desserts. Children have a special menu (which folds into a cowboy hat) with a beverage and ice cream included with each entree.

      The Fifth Quarter's menu includes a wide range of USDA choice steaks and chops, a variety of chicken and seafood entrees, and its signature slow-cooked prime rib. Fifth Quarter's also offer burgers, sandwiches, soups, a host of appetizers and side items, an extensive salad bar, and a full selection of desserts.

      HISTORY. BarbWire's was founded in 1993 when the first unit opened in Nashville, Tennessee as a conversion from an existing Shoney's restaurant. Two of the three BarbWire's units are conversions of company-owned Shoney's restaurants. The BarbWire's conversions generally have doubled the sales volumes of the converted Shoney's restaurants with an incremental remodeling investment of $650,000. Additionally, since the units converted were in existing Shoney's markets, sales of nearby Shoney's units also increased after the conversions. The average unit sales volume of the only unit open all year was $2.1 million. Seven additional BarbWire's are planned for fiscal 1995.

      The Fifth Quarter restaurants began operation in 1973 and operate ten units, principally in the southeast. The units are generally stucco exteriors with tudor-style architectural elements. Interiors are stucco and brick and generally include memorabilia and photos relevant to each unit's marketplace. Fifth Quarter restaurants are converting to hickory smoked grills to produce more flavorful steaks, chicken and grilled fish items. Sales of grilled steaks have increased at the five units where the new grills were installed. No new units have been built since November, 1991. The average unit sales of Fifth Quarters in 1994 were $2,209,000.

      Sales for the 52 week fiscal year 1994 of Fifth Quarter and BarbWire's were $22,094,000 and $3,233,000, respectively. Overall sales for the Steakhouses Division in 1994 were $25,327,000 compared to $23,383,000 for the 53 week fiscal year 1993. Pretax income for the Fifth Quarter restaurants in the 1994 fiscal year was $2,183,000. BarbWire's restaurants reported breakeven operating results for fiscal year 1994 as a result of start-up costs and other costs incurred to prepare for future concept expansion. Comparable store sales for the Fifth Quarter concept in fiscal 1994 decreased 3.1%, including a menu price increase of .3%.

MANUFACTURING AND COMMISSARY OPERATIONS

      OPERATIONS AND STRATEGY. The Manufacturing and Commissary Operations include five distribution facilities and two manufacturing plants. The Manufacturing Operations include the meat processing facility and Mike Rose Foods, Inc. The objective of the Manufacturing and Commissary Operations is to provide company-owned and franchised restaurants with a reliable source of quality food products at the lowest practical cost. The Company utilizes central purchasing of all major food, supply and equipment items for its restaurants to achieve consistent food quality and control costs.

      The Company's ability to maintain consistent quality throughout its restaurant systems depends in part upon the ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. There were no material long-term contracts for any food products and adequate alternative sources are believed to be available for most products. Certain items, however, are purchased under agreements with vendors based on the Company's annual expected usage. Such agreements generally include a pricing schedule for the period covered by the agreement(s).

      Mike Rose Foods, Inc., a wholly-owned subsidiary, is a private-label manufacturer of salad dressings, condiments and dry blended products. Mike Rose Foods provides products to the Company's restaurant concepts and manufactures products to specification for third-party customers. Mike Rose Foods is a full-service custom manufacturer with kitchens, testing laboratories and research facilities located at its Nashville, Tennessee plant.

      HISTORY. During 1994, the Company made significant investments in its Manufacturing and Commissary Operations. A new distribution facility in Wichita, Kansas replaced the Dallas, Texas distribution facility. By relocating to Wichita, the Company will reduce freight costs by $500,000 annually. The meat processing facility was expanded to 60 million pounds of throughput capacity and quick freezing equipment was upgraded. The new processing and freezing equipment at this facility will also permit the Company to add new products such as soups and vegetables.

      Total revenues for Commissary Operations, including intercompany sales, were $524,407,000 for the 52 week fiscal year 1994 compared to sales of $518,694,000 for the 53 week fiscal year 1993. Comparable store growth and new unit growth of company-owned and franchised units provide further opportunities for revenue growth for Commissary Operations. Since 1989, the number of franchised restaurants that are serviced by the Company's distribution centers has expanded from 349 to 649.

      Total revenues for Mike Rose Foods, including intercompany sales, were $77,695,000 for the 52 week fiscal year 1994 compared to sales of $74,260,000 for the 53 week fiscal year 1993.
Intercompany sales for Mike Rose Foods were $27,770,000 and
$27,352,000 for fiscal years 1994 and 1993, respectively.

      (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Note 1 of the Notes to Consolidated Financial Statements at pages 29-30 of
Item 8 of this Annual Report on Form 10-K is incorporated herein by this reference.

      (c) NARRATIVE DESCRIPTION OF BUSINESS.

            (i)-(ii)  See (a) above

            (iii) Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials.

            (iv) The Company considers the Shoney's, Shoney's Inn, Captain D's, Lee's Famous Recipe, Fifth Quarter, Pargo's and BarbWire's names and designs to be of substantial economic benefit to its business. It accordingly deems very significant to its business the right that it holds to operate and license restaurant and/or motel operations under these names.

            (v) Minor seasonal variations are not significant to the Company's business.

            (vi) The practice of the Company and the industry with regard to working capital items is not significant to the Company's business.

            (vii) No material part of the Company's business is dependent upon a single customer or a few customers.

            (viii) Backlog of orders is not significant to the Company's business.

            (ix) No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

            (x) The Company's business is highly competitive (usually by means of price, product quality and service) and the Company competes with a number of national and regional restaurant chains as well as locally owned restaurants that specialize in the sale of seafood, sandwiches, fried chicken and other prepared foods. The Company is unable to determine its relative competitive position in the industry.

            (xi) No material amount has been spent in any of the last three (3) fiscal years on Company-sponsored research and development activities or on customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

            (xii) No material amounts were or will be required to be spent to comply with environmental protection regulations.

            (xiii) As of October 30, 1994, the Company employed approximately 30,000 persons.

ITEM 2. PROPERTIES.

      The following table sets forth certain information regarding the Company's restaurant and other properties, <F2> including those under construction, as of October 30, 1994:

                                     Number of Properties <F3>

              Use                    Total       Owned       Leased
              ---                    -----       -----       ------
Office and Commissaries <F4>           10             8          2
Shoney's Restaurants                  361           243        118
Captain D's Restaurants               332           232        100
Lee's Famous Recipe Restaurants        60            48         12
Pargo's Restaurants                    13             5          8
Fifth Quarter Restaurants              10             5          5
BarbWire's Restaurants                  3             3          0
Restaurants Under Construction          6             4          2
                                      ---           ---        ---
                                      795           548        247
                                      ===           ===        ===


LEASES

      Most of the leases of the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totalling approximately $8,886,000 in fiscal year 1994, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes and insurance under most of the leases. Seventy-nine (79) of the leases expire prior to October 25, 1999; however, 64 of these leases provide for renewal options. In fiscal 1994, aggregate rental expense for the 162 restaurant properties not capitalized was approximately $4,562,000, net of sublease rentals. Notes 6 and 9 of the Notes to Consolidated Financial Statements on pages 35-38 and 41-48, respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.

- - ---------
   <F2>  The Company's 779 restaurant properties in operation as of
October 30, 1994 were located in 25 states.

   <F3>  In addition, the Company owns or leases 73 properties that are in turn leased to others and 47 parcels of land.

   <F4>  The Company's principal offices and commissary at
Nashville, Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. The Company also operates commissaries in Ripley, West Virginia; Macon, Georgia; Atlanta, Georgia and Wichita, Kansas. The Company's private label manufacturer of salad dressings and condiments occupies a facility of approximately 151,000 square feet on 8 acres of company-owned land in Nashville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS.

      J&J SEAFOOD, INC. v. SHONEY'S, INC. - On December 19, 1994, suit was instituted against the Company in the United States District Court for the Middle District of Tennessee by J&J Seafood, Inc. ("J&J"), a franchisee of one of the Company's Captain D's restaurants. The complaint alleges violations of Sections 1 and 2 of the Sherman Anti-trust Act and a violation of the Tennessee Consumer Protection Act based upon claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The plaintiff purports to act on behalf of a similarly situated class of plaintiffs; however, there has been no motion filed to certify the case as a class action nor has the case been certified as a class action. The complaint seeks damages for the alleged class in an amount not to exceed $500 million and treble damages.

      The claims asserted in the federal court case are essentially the same as certain claims made by the same plaintiff in a case filed against the Company in the Chancery Court for Davidson County, Tennessee; however, in the state court case, the claims are made only by J&J (as distinguished from being made on behalf of a class). On December 16, 1994 counsel for J&J advised the Company that the federal court case described in the preceding paragraph would be filed unless the Company settled the pending state court case by purchasing J&J's franchised restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed.

      Management believes it has substantial defenses to the claims and intends to vigorously defend both J&J's state and federal court actions. In the opinion of management, the ultimate liability with respect to this litigation will not materially affect the operating results or the financial position of the Company.

      RONALD COOK AND STEPHEN C. SANDERS v. SHONEY'S, INC. - On December 30, 1994, suit was instituted against the Company in the United States District Court for the Middle District of Tennessee by Ronald Cook and Stephen C. Sanders, who are franchisees of six of the Company's Shoney's Restaurants. The Company was served with the suit on January 19, 1995. The complaint alleges causes of action for fraud, violations of Sections 1 and 2 of the Sherman Anti-trust Act, RICO, violations of the Tennessee Consumer Protection Act, and breach of contract. The thrust of plaintiffs' claim is that the Company has violated the federal anti-trust laws by imposing a "tying" arrangement requiring Shoney's Restaurant franchisees to purchase their food products from the Company's commissary by not providing them with product specifications to be used in selecting alternative vendors. They further allege that the Company has engaged in fraud, breach of contract, and violations of the Tennessee Consumer Protection Act regarding the establishment and operation of the Company's Shoney's Restaurants cooperative advertising program. Mr. Cook also asserts an individual cause of action for breach of contract regarding a franchise territory transfer.

      The plaintiffs purport to act on behalf of a similarly situated class of plaintiffs; however, there has been no motion filed to certify the case as a class action nor has the case been certified as a class action. The complaint does not specify the amount of damages sought; however, the plaintiffs seek treble damages for both their anti-trust claims and the Tennessee Consumer Protection Act claims. They also seek punitive damages on their fraud claim.

      Management believes it has substantial defenses to the claims and intends to vigorously defend this litigation. In the opinion of management, the ultimate liability with respect to this litigation will not materially affect the operating results or the financial position of the Company.

      OTHER LITIGATION - The Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Company, in accordance with General Instruction G(3) to
Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, 17
C.F.R. Section 229.401, furnishes the following information with regard to its executive officers as an additional item in Part I of this Annual Report on Form 10-K. The following officers are those that the Company currently deems to be "executive officers", as defined by the Securities and Exchange Commission.


Name                    Office                                                 Age
- - -----                   -------                                                ---
Taylor H. Henry         Chairman of the Board and Chief Executive Officer      58
Charles E. Porter       President                                              51
W. Craig Barber         Senior Executive Vice President and                    39
                          Chief Financial Officer
Ronald E. Walker        Executive Vice President-Captain D's                   44
Harry C. Klapheke, Jr.  Division President-Lee's Famous Recipe                 46
Kevin Henderson         Division President-Steakhouses                         44
Robert A. Cooper, Jr.   Division President-Pargo's                             45
Daniel E. Staudt        Division President-Manufacturing and Distribution      45
H. Benny Ball           Executive Vice President-Human Resources               46
David L. Dobbs          Executive Vice President-Purchasing                    43
Charles P. Vaughn, Jr.  Vice President-Franchising and Development             34
F.E. McDaniel, Jr.      Vice President and Secretary/Treasurer                 38
V. Michael Payne        Vice President and Controller                          43


      There is no family relationship among the above or any of the directors of the Company.

      Mr. Henry joined the Company in 1974 and held the position of Vice President - Finance and Chief Financial Officer until March, 1991 when his title was changed to Senior Vice President - Finance and Chief Financial Officer. He was elected as a member of the Board of Directors in June, 1989. He served as Senior Vice President - Finance and Chief Financial Officer until December, 1992, when he was elected to his present position.

      Mr. Porter was in charge of the Company's manufacturing and distribution operations from 1982 until December, 1991, although his title was changed to President of that division in March, 1991. He was elected Division President - Captain D's in December, 1991. He was elected President of the Company in January, 1995.

      Mr. Barber joined the Company and was elected Assistant Treasurer in July, 1983. He was elected Treasurer in August, 1988 and served in that position until December, 1992, when he was elected Vice President - Finance and Chief Financial Officer. He was elected Senior Executive Vice President and Chief Financial Officer in January, 1995.

      Mr. Walker has held various positions since joining the Company in 1980, becoming Director of Franchise Operations for the Captain D's Division in December 1984. He was elected Vice
President of Franchise Operations in December 1986 and promoted to his present position in January, 1995.

      Mr. Klapheke was Director of Marketing for Lee's Famous Recipe from July 1982 to November 1990. Since November 1990, he has served as Vice President, Marketing - Lee's Famous Recipe. In
April 1993, he became Vice President of Marketing and Franchising and was elected to his present position in August, 1994.

      Mr. Henderson joined the Company in January, 1986 and was named Group Vice President of the dinner house division in December, 1986. He became Division President - Steakhouses in
June, 1990.

      Mr. Cooper has worked in the Pargo's concept since 1983. He served as an area supervisor when the Company acquired that concept in 1986 and served as director of operations from 1987 until his election as Division President in December, 1991.

      Mr. Staudt joined the Company in 1972. He served as Director of the Nashville commissary from 1983 until November, 1988, when he was elected Vice President. He was elected Executive Vice President - Commissary Operations in December, 1991 and became Division President - Manufacturing and Distribution in May, 1994.

      Mr. Ball joined the Company in 1982 as Director of Personnel Services. He was named Senior Vice President - Personnel in
December, 1989 and Executive Vice President - Human Resources in
March, 1993.

      Mr. Dobbs joined the Company's accounting division in 1976 and served as controller of the Shoney's division. He was assistant director of franchise field services for the Shoney's Division prior to becoming director of franchise field services in 1985. He held that position until 1986, when he became executive director of purchasing. He was elected Vice President - Purchasing in December, 1987 and Executive Vice President - Purchasing in December, 1991.

      Mr. Vaughn joined the Company in 1982 as a site analyst in the real estate department. He was elected a Vice President in August, 1990 and he was promoted to Vice President - Franchising and Development in February, 1994.

      Mr. McDaniel has served in various accounting and financial positions since joining the Company in 1981. He was elected Assistant Secretary in December, 1984 and Secretary in August, 1988. He was elected to the additional position of Treasurer in December, 1992. He was elected a Vice President of the Company in March, 1994.

      Mr. Payne joined the Company's accounting department in May
1973. He served in various accounting positions before being appointed Corporate Controller in 1981. He was elected Vice
President and Controller of the Company in December, 1992.

                        PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's common stock is traded on the New York Stock Exchange under the symbol "SHN." The following table sets forth the high and low trading prices of the Company's common stock as reported by the New York Stock Exchange during each of the fiscal quarters of the prior two fiscal years:



                                        Stock           Stock
                          No. of        Market          Market
                          Weeks          High            Low
                          -----         ------          ------
   1994
   First Quarter           16           25 5/8          19 3/4
   Second Quarter          12           24 5/8          17 1/8
   Third Quarter           12           18 1/8          13 1/2
   Fourth Quarter          12           15 7/8          13 3/8
                           --
                           52
                           ==

   1993
   First Quarter           16           26              18 3/4
   Second Quarter          12           25 5/8          18 3/8
   Third Quarter           12           21 1/4          16 1/2
   Fourth Quarter          13           23 3/4          19
                           --
                           53
                           ==


      (b) HOLDERS. There were 8,334 shareholders of record as of January 17, 1995.

      (c) DIVIDENDS. The Company has not paid a dividend on its common shares since the Company's 1988 recapitalization, at which time, the Company paid a $19.97 per share special distribution.
The Company currently intends to retain all earnings to support the development and growth of the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues: (1) require satisfaction of certain financial ratios and tests (which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities;
(4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

ITEM 6.  SELECTED FINANCIAL DATA.


                                      FIVE YEAR FINANCIAL SUMMARY
                                  (in thousands except per share data)

Fiscal year ended October                1994           1993(a)        1992           1991          1990
- - -----------------------------------------------------------------------------------------------------------
Revenues                              $1,166,224     $1,139,933     $1,062,271     $  992,387    $  929,498
Costs and expenses
 Cost of sales                           966,898        941,356        873,330        812,282       757,174
 General and administrative               61,606         60,738         58,921         56,892        54,286
 Litigation settlement                    (1,700)          -           124,500
- - -----------------------------------------------------------------------------------------------------------
                                       1,026,804      1,002,094      1,056,751        869,174       811,460

  Income before interest expense,
  income taxes, extraordinary charge,
  and cumulative effect of change in
  accounting principle                   139,420        137,839          5,520        123,213       118,038
Interest expense                          41,237         44,466         51,901         63,907        71,082
- - -----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary charge, and cumulative
  effect of change in accounting
  principle                               98,183         93,373        (46,382)        59,306        46,956
Income taxes                              35,589         35,363        (19,805)        21,279        17,374
- - -----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary
  charge and cumulative effect of
  change in accounting principle          62,594         58,010        (26,577)        38,027        29,582
Extraordinary charge on early
  extinguishment of debt                  (1,037)
Cumulative effect of change in
  accounting for income taxes              4,468
- - -----------------------------------------------------------------------------------------------------------
Net income (loss)                     $   66,025     $   58,010     $  (26,577)(b) $   38,027    $   29,582
===========================================================================================================
Weighted average shares
 outstanding (fully diluted)              46,520         45,644         41,049         46,112        45,095

Per share data
 Net income (loss)-fully diluted      $     1.51(c)  $     1.35     $     (.65)(b) $      .90    $      .73
 Dividends                                  --             --              --             --            --

Total assets                          $  557,916     $  528,092     $  469,185     $  431,806    $  399,844
Long-term debt and obligations
 under capital leases                 $  414,165     $  390,054     $  460,717     $  542,544    $  579,070
Shareholders' equity (deficit)        $ (136,764)    $ (209,988)    $ (290,497)    $ (265,075)   $ (320,794)

Number of restaurants at year-end
  Company-owned                              779            766            749            737           715
  Franchised                               1,099          1,099          1,054            967           928
- - -----------------------------------------------------------------------------------------------------------
  Total restaurants                        1,878          1,865         1,803           1,704         1,643
===========================================================================================================

Notes: (a) - 53 week year.
       (b) - Net income before special charge for settlement of lawsuit was $50,663 or $1.14 per share (see Note 11 to the consolidated financial statements).
       (c) - Income before extraordinary charge and cumulative effect of change in accounting principle was $1.43 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity is cash provided by operating activities which totalled $138.1 million in 1994, an increase of $30.3 million, or 28%, compared to 1993. This increase was primarily attributable to a decrease in food inventory (principally fish), an increase in depreciation and amortization and an increase in cash flow from accounts receivable and deferred income taxes, which were partially offset by a decrease in accrued expenses. Cash provided by operating activities in 1993 decreased $6.0 million when compared to 1992 and was primarily attributable to an increase in food inventory (principally fish), which was partially offset by an increase in operating income.

      Cash used by investing activities increased in 1994 over 1993 principally due to an $11.9 million increase in capital expenditures for restaurant remodelings. Cash used by investing activities increased in 1993 over 1992 principally due to increased capital expenditures for restaurant remodelings ($9.3 million) and for new restaurant properties ($7.3 million).

      The Company is highly leveraged and therefore seeks to minimize its interest costs by constantly evaluating alternative financing arrangements. In July 1993, the Company entered into a $125 million reducing revolving credit facility expiring October 1997, with reductions in the aggregate credit facility beginning in 1995. This facility was secured by all material assets of the Company not otherwise pledged. The Company borrowed $25 million and repaid $10 million under this facility during 1993. This facility had a floating interest rate, generally 2% over the London Interbank Offered Rate ("LIBOR"), which was 5.2% at October 31, 1993.

      During 1994, the Company's $125 million reducing revolving credit facility was amended to facilitate redemption of the Company's outstanding 12% subordinated debentures, which had been issued in connection with the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million and its term was extended from 1997 to 1999. The Company's $145.7 million of outstanding 12% debentures were redeemed at par in July 1994. The reducing revolving credit facility continues to have a floating rate of interest (2% over LIBOR) and was 7% at October 30, 1994. Based on a 7% interest rate, refinancing of the 12% subordinated debt results in annual interest savings of approximately $7 million. The Company had $240 million outstanding under this facility at October 30, 1994.

      The Company maintains an interest rate risk management program to limit its exposure to rising short-term interest rates on its variable rate debt. At October 30, 1994, the Company held interest rate cap agreements for $50 million (notional amount) for two years and at a maximum LIBOR rate of 7%. These agreements limit the Company's maximum LIBOR interest rate to 7% on $50 million of its variable rate debt until October 1996.

      Also, during 1994 the Company made scheduled payments of $100 million on its senior debt-fixed rate loan, principally from increased borrowing under the reducing revolving credit facility. These payments reduced the senior fixed rate debt outstanding to $60 million, which is due April 1995. The interest rate on this issue is fixed at 9.78%, with semiannual interest payments each April and October. The Company has a combination of interest rate swap agreements, which expire on various dates through April 1995, that effectively convert the interest rate of this remaining debt to 6.3%.

      During 1993, the Company made the remaining scheduled payments of $45 million on the original $585 million of bank borrowings related to the Company's 1988 recapitalization. Principal payments made on indebtedness during 1992 were $89.4 million, which included scheduled payments of $30 million and prepayments of $55 million on the Company's original $585 million of recapitalization bank debt.

      The Company's lending agreements contain covenants that impose limitations on capital expenditures and require satisfaction of certain financial ratios and tests (such ratios and tests become more restrictive each year). The covenants also prohibit the Company from incurring additional indebtedness except under two existing unsecured lines of credit totalling $30 million (with
$26.2 million available under the lines at October 30, 1994) or from mortgage financing arrangements. The Company had borrowed $61.3 million under mortgage financing arrangements at October 30, 1994 with an effective interest rate of 6.9%. On December 21, 1994, the Company completed a mortgage financing arrangement for $28 million with a floating rate of LIBOR plus 1.25% At December 21, 1994, the effective interest rate for this financing arrangement was 7.31%. Substantially all of the proceeds from this financing arrangement were used to reduce the balance outstanding under the Company's reducing revolving credit facility, and thereby improve the Company's overall liquidity. The Company is currently prohibited from paying dividends by its lending agreements.

      Proceeds from employee stock options decreased $10.6 million in 1994 compared with 1993 principally because many of the outstanding options were at prices in excess of the market price of the Company's stock during a significant portion of 1994. Proceeds from employee stock options increased $5.2 million during 1993 principally as a result of the exercise of options granted during the recapitalization in July 1988, which were to expire in July 1993. Litigation settlement payments of $24.9 million and $22.4 million, respectively, were made during 1994 and 1993 as required by the consent decree approved in January 1993 (see Note 11 to the consolidated financial statements).

      The Company expects to meet its needs for debt service, capital expenditures (excluding those for land and buildings which are expected to be met through mortgage financings), the litigation settlement and other general corporate purposes through cash generated by the

Company's operations, the Company's reducing revolving credit facility and its other available lines of credit.

REVENUES

      The components of the net increase in revenues during fiscal 1994 and 1993 of $26.3 million (2%) and $77.7 million (7%), respectively, are summarized as follows:

                                                 1994       1993
                                                Amount     Amount
                                              (millions) (millions)
   ----------------------------------------------------------------

   Sales from restaurants opened
    or acquired during the year                $ 20.6     $ 27.0
   Higher sales prices                           14.7       10.7
   Sales at prior year prices                    (1.8)      (3.8)
   Restaurant sales for 53rd week               (14.8)      14.8
   Manufacturing, franchising and other sales      .2       29.1
   Other income                                   7.4        (.1)
   -----------------------------------------------------------------
                                               $ 26.3     $ 77.7
   =================================================================

      Sales from restaurants opened or acquired during the year resulted from the opening of 30 and 34 Company-owned units in 1994 and 1993, respectively. The Company sold ten Captain D's units in Dallas, Texas to a franchisee during 1994, closed two other
Captain D's restaurants and closed five low-volume Shoney's units. The Company closed 17 restaurants during 1993, including 13 Captain D's, as a result of a decision to reduce the number of Captain D's units in the Dallas and Fort Worth, Texas markets. Comparable store sales of all company-owned units increased .5% for 1994 and .1% for 1993, resulting in a real decrease of 1.2% for 1994 and 1.1% in 1993 after adjusting for menu price increases. The Company's recently announced reorganization is designed to focus on improvement in the performance of Shoney's Restaurants, particularly comparable store sales.

      Other income increased $7.4 million in 1994 as compared with 1993 as the result of several factors. During the first quarter of 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge"), the majority owner, in exchange for ShoLodge common shares, resulting in a $1.7 million gain. In conjunction with this sale, the Company also received prospective registration rights for shares of ShoLodge stock that may be acquired upon the exercise of certain ShoLodge warrants that it owns. The Company has classified as trading securities those warrants for which the Company has registration rights that are exercisable within one year and recorded their fair value, which resulted in a gain of approximately $1.5 million during 1994 (see
Note 3 to the consolidated financial statements). These ShoLodge warrants and common shares are adjusted to their fair value each quarter with the change in value included in other income.
During 1994, the Company recorded an increase in carrying value for these securities of $957,000. In addition, during the first quarter of 1994 the Company received $.9 million from the settlement of certain securities litigation and during the third quarter recorded gains of $1.6 million from various real estate transactions.

COSTS AND EXPENSES

      Cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of revenues for the last three fiscal years is shown below:

                                  1994       1993       1992
- - -----------------------------------------------------------------
    Food and supplies             41.8%      41.8%      41.2%
    Restaurant labor              20.9       21.0       20.9
    Operating expenses            20.2       19.8       20.1
- - -----------------------------------------------------------------
                                  82.9%      82.6%      82.2%
=================================================================

      Manufacturing and commissary sales increased $2.2 million and $27.9 million during 1994 and 1993, respectively. When compared to restaurant sales, these sales have a higher percentage of food cost. There is no restaurant labor associated with these sales. Food cost as a percentage of sales was unchanged in 1994 when compared to 1993 as higher food cost at the restaurant level (primarily the result of implementing a new menu for Shoney's Restaurants) was offset by lower food costs for manufacturing and commissary sales. During 1993, the Company experienced higher costs for meat products and lower margins in its manufacturing division which contributed to the increase in food cost.
Restaurant labor increased slightly in 1993 as a percentage of revenues as the Company incurred higher labor cost at the restaurant level in a concerted effort to improve service to its customers. Operating expenses, as a percentage of revenues, increased in 1994 due to higher depreciation and other costs associated with the Company's remodeling program for its Shoney's Restaurants. This increase was partially offset by the settlement of a lawsuit for $2.0 million against a former worker's compensation insurance carrier, which reduced insurance expense. The Company anticipates continued pressure on restaurant operating margins in 1995 until improvements in comparable store sales are achieved. Management intends to closely monitor and manage these costs to the maximum extent practical.

      A summary of general and administrative expenses and interest expense as a percentage of revenues for the last three fiscal years is shown below.

                                      1994       1993       1992
- - -----------------------------------------------------------------
    General and administrative        5.3%       5.3%       5.5%
    Interest expense                  3.5%       3.9%       4.9%


      General and administrative costs as a percentage of revenue were unchanged in 1994 and declined in 1993 when compared to 1992 due primarily to a reduction in legal costs in 1993 of approximately $3.7 million. In addition, the Company received $3 million during the first quarter of 1993 from certain of its insurance carriers for recovery of legal fees paid in prior years related to the discrimination litigation, which also reduced general and administrative expenses. The benefit from the recovery of legal fees was partially offset by certain severance expenses associated with the resignation or termination of certain employees during the first quarter of 1993 which totalled $3.2 million.

      Interest expense as a percentage of revenues declined during 1994 primarily due to the refinancing in July 1994 of $145.7 million of subordinated debentures issued in connection with the Company's 1988 recapitalization. The refinancing of the debentures in July 1994 resulted in an extraordinary charge of approximately $1 million (net of income tax benefits of $.6 million) for the unamortized portion of the original issue discount and unamortized debt issue costs. The decline in interest expense during 1993 was the result of lower average debt outstanding ($1.9 million) and lower interest rates ($5.5 million).

      On January 25, 1993, the Company received final approval of the settlement in the three and one-half year old class action race discrimination lawsuit in which plaintiffs had sought minimum damages of $530 million plus litigation costs and expenses. Under the settlement, the Company will make available $105 million to pay potential claims, $25.5 million for litigation costs and class counsel's expenses as well as an estimated $4.0 million for administrative costs and payroll taxes. The Company received $2 million from one of its insurance carriers during the third quarter of 1992 and received an additional $3 million in the first quarter of 1993. In November 1992 the Company agreed to accept a settlement of $10 million from another of its insurers to be paid in three annual installments beginning in fiscal 1993 and included this amount in the 1992 litigation settlement expense. The Company is required to pay substantially all of the remaining litigation settlement liability over the next 3 1/2 years.

      The Company incurred a charge to net income in 1992 of $77.2 million related to the settlement (net of insurance recoveries of $10 million and income taxes). This charge resulted in a net loss for the year ended October 25, 1992 of $26.6 million or $.65 per share. Excluding the special charge, net income was $50.7 million or 33% higher than 1991 while earnings per share were $1.14 compared to $.90 in 1991 and $.73 in 1990.

      During 1994, the Company obtained an IRS private letter ruling which clarified that certain portions of the settlement payments were not subject to federal payroll taxes that had been previously accrued by the Company. The reserve for litigation settlement was reduced by $1.7 million to adjust for this change in estimate for accrued payroll taxes due on the settlement payments.

      The effective income tax rates were 36.2 percent in 1994, 37.9 percent in 1993 and 42.7 percent in 1992. The lower effective tax rate in 1994, when compared to 1993, was primarily attributable to the reinstatement of the Targeted Jobs Tax Credit ("TJTC") in August 1993, the effects of the new tax credit on FICA tips and lower effective state tax rates. Effective December 31, 1994, the TJTC was suspended by Congress. Historically, a number of the Company's restaurant employees have qualified for TJTC, thereby reducing the Company's effective income tax rate. As a result of the repeal of the TJTC, the Company anticipates that its effective tax rate will increase in fiscal 1995 to approximately 37.5%. The higher effective tax rate in 1993, as compared to 1991 (35.9%), was primarily attributable to an increase in the statutory federal income tax rate and the suspension of the TJTC from June 1992 through August 1993.
The high effective tax benefit for 1992 was primarily attributable to the loss incurred due to the litigation settlement (see Note 11 to the consolidated financial statements).

REORGANIZATION

     On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance of and grow the Shoney's Restaurant concept. The reorganization will include divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc. The divestiture process is expected to be completed within 6 to 12 months from the date of the reorganization announcement.

     For the fiscal year ended October 30, 1994, these discontinued lines of business represented 12.6% of consolidated net property, plant and equipment, 12.5% of consolidated revenues and 15% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization and divestitures will be accrued as they are incurred. However, the Company expects the net result will be a gain once the sales of these lines of business are consummated.

     Under the terms of the Company's various lending agreements, proceeds from the divestitures of these businesses generally would be required to be used to reduce the Company's existing senior indebtedness. As part of the divestiture process, the Company intends to request modifications to certain of its credit agreements that would permit the Company to utilize the divestiture proceeds to (1) fund the planned improvements and growth of the Shoney's Restaurants, (2) retire existing senior indebtedness and (3) repurchase shares of the Company's stock.

IMPACT OF ACCOUNTING CHANGES

      There are no pending accounting pronouncements that when adopted are expected to have a material effect on the Company's results of operations or its financial position.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 23 through 46 of this Annual Report on Form 10-K.

                REPORT OF ERNST & YOUNG LLP
                   Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Shoney's, Inc. and subsidiaries as of October 30, 1994 and October 31, 1993, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 30, 1994. Our audits also included the financial statement schedule listed in the Index of
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 30, 1994 and October 31, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes and certain investments in debt and equity securities during the year ended October 30, 1994.

Nashville, Tennessee
January 19, 1995
                                           /S/ ERNST & YOUNG LLP


                            CONSOLIDATED BALANCE SHEET
                         Shoney's, Inc. and Subsidiaries

                                                 October 30         October 31
                                                    1994               1993
                                                 -----------        -----------
ASSETS
Current assets
 Cash and cash equivalents                     $   4,229,784      $   7,841,426
 Notes and accounts receivable,
   less allowance for doubtful
   accounts of $1,276,000 in 1994
   and $2,061,000 in 1993                         20,807,028         24,857,375
 Inventories, at lower of cost
   (first-in, first-out method) or market         41,621,732         52,795,971
 Deferred income taxes                            17,821,945         16,576,977
 Prepaid expenses and other current assets        10,388,429          5,056,988
                                                 -----------        ------------
  Total current assets                            94,868,918        107,128,737

Property, plant and equipment, at cost
 Land                                            121,587,607        115,082,120
 Buildings                                       234,358,647        204,784,770
 Buildings under capital leases                   20,631,961         20,631,961
 Restaurant and other equipment                  286,623,835        260,782,665
 Leasehold improvements                           56,836,699         54,524,751
 Rental properties                                22,917,082         14,904,472
 Construction in progress (estimated
   cost to complete: $7,789,000 in
   1994 and $8,406,000 in 1993)                   13,888,290         13,507,350
                                                 -----------        -----------
                                                 756,844,121        684,218,089
Less accumulated depreciation and
   amortization                                 (306,235,908)      (280,421,156)
                                                 -----------        -----------
 Net property, plant and equipment               450,608,213        403,796,933

Other assets
 Deferred charges and other intangible assets      6,695,862          7,950,725
 Other                                             5,742,782          9,215,940
                                                 -----------        -----------
  Total other assets                              12,438,644         17,166,665
                                                 -----------        -----------
                                               $ 557,915,775      $ 528,092,335
                                                 ===========        ===========


See notes to consolidated financial statements


                            CONSOLIDATED BALANCE SHEET
                         Shoney's, Inc. and Subsidiaries

                                                   October 30          October 31
                                                      1994                1993
                                                   -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 Current liabilities
   Accounts payable                              $  41,789,157       $  36,636,478
   Federal and state income taxes                    3,764,329           2,303,533
   Taxes other than income taxes                     7,855,367           9,132,476
   Employee compensation and related items          36,306,634          39,040,311
   Accrued interest expense                          2,079,655           7,147,733
   Other accrued liabilities                        14,564,212          13,658,676
   Reserve for litigation settlement due
        within one year                             23,803,836          25,713,422
   Debt and capital lease obligations due
        within one year                             66,709,213         111,401,224
                                                   -----------         -----------
      Total current liabilities                    196,872,403         245,033,853

  Long-term debt                                   402,306,073         377,209,236

  Obligations under capital leases                  11,859,091          12,845,094

  Reserve for litigation settlement                 61,673,834          86,413,339

  Deferred credits
    Income taxes                                    15,477,405           9,424,823
    Income and other liabilities                     6,491,210           7,153,808
                                                   -----------         -----------
    Total deferred credits                          21,968,615          16,578,631

  Commitments and contingencies

  Shareholders' equity (deficit)
    Common stock, $1 par value:
      authorized 100,000,000 shares;
      issued 41,185,290 in 1994 and
      40,724,536 in 1993                            41,185,290          40,724,536
  Additional paid-in capital                        57,509,644          50,771,605
  Retained earnings (deficit)                     (235,459,175)       (301,483,959)
                                                  ------------        ------------
  Total shareholders' equity (deficit)            (136,764,241)       (209,987,818)
                                                  ------------        ------------

                                                 $ 557,915,775       $ 528,092,335
                                                  ============        ============


See notes to consolidated financial statements

                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                      Shoney's, Inc. and Subsidiaries

                                                                             Years Ended
                                                            ----------------------------------------------
                                                             October 30       October 31      October 25
                                                                1994             1993            1992
                                                            -------------    -------------   -------------
Revenues
 Net sales                                                 $1,126,515,272   $1,107,419,048  $1,031,505,312
 Franchise fees                                                28,832,721       29,004,086      27,170,126
 Other income                                                  10,875,688        3,509,929       3,595,350
                                                            -------------    -------------   -------------
  Total revenues                                            1,166,223,681    1,139,933,063   1,062,270,788
Costs and expenses
 Cost of sales
   Food and supplies                                          487,075,331      476,810,966     437,457,525
   Restaurant labor                                           244,301,840      238,817,307     222,216,211
   Operating expenses                                         235,520,531      225,727,703     213,656,416
                                                            -------------    -------------   -------------
                                                              966,897,702      941,355,976     873,330,152

 General and administrative expenses                           61,605,878       60,737,735      58,920,887
 Interest expense                                              41,236,895       44,466,374      51,901,382
 Litigation settlement                                         (1,700,000)                     124,500,000
                                                            -------------    -------------   -------------
     Total costs and expenses                               1,068,040,475    1,046,560,085   1,108,652,421
                                                            -------------    -------------   -------------
Income (loss) before income taxes, extraordinary charge
  and cumulative effect of change in accounting principle      98,183,206       93,372,978     (46,381,633)

Provision for income taxes
 Current                                                       26,313,000       29,800,000      32,887,000
 Deferred                                                       9,276,000        5,563,000     (52,692,000)
                                                             ------------     ------------    ------------
     Total income taxes(benefit)                               35,589,000       35,363,000     (19,805,000)

Income (loss) before extraordinary charge
  and cumulative effect of change in accounting principle      62,594,206       58,009,978     (26,576,633)
Extraordinary charge on early extinguishment
  of debt (net of $623,000 tax benefit)                        (1,037,808)
Cumulative effect of change in accounting for income taxes      4,468,386
                                                             ------------     ------------    ------------
Net income (loss)                                           $  66,024,784    $  58,009,978   $ (26,576,633)
                                                             ============     ============    ============
Earnings (loss) per common share
  Primary
    Income (loss) before extraordinary charge and
      cumulative effect of change in accounting principle           $1.52            $1.44          ($0.65)
    Extraordinary charge on early extinguishment of debt            (0.03)
    Cumulative effect of change in accounting for income taxes       0.11
                                                                     ----             ----            ----
    Net income (loss)                                               $1.60            $1.44          ($0.65)
  Fully diluted                                                      ====             ====            ====
    Income (loss) before extraordinary charge and
      cumulative effect of change in accounting principle           $1.43            $1.35          ($0.65)
    Extraordinary charge on early extinguishment of debt            (0.02)
    Cumulative effect of change in accounting for income taxes       0.10
                                                                     ----             ----            ----
    Net income (loss)                                               $1.51            $1.35          ($0.65)
                                                                     ====             ====            ====
Weighted average shares outstanding
  Primary                                                      41,299,061       40,397,906      41,048,979
  Fully diluted                                                46,519,998       45,644,452      41,048,979

See notes to consolidated financial statements

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     Shoney's, Inc. and Subsidiaries

                                                                                                  Total
                                                 Additional                    Retained        Shareholders'
                                    Common        Paid-in        Escrow        Earnings           Equity
                                    Stock         Capital        Shares        (Deficit)        (Deficit)
                                  ----------    -----------    ----------     -----------      -------------

Balances at October 27, 1991     $39,975,147    $27,867,006                  $(332,917,304)   $(265,075,151)
Net loss                                                                       (26,576,633)     (26,576,633)
Tax benefits related to
  compensation plans                              6,009,105                                       6,009,105
Distributions pursuant to
  employee stock option and
  stock benefit plans              1,205,889      9,150,211                                      10,356,100
Conversions of subordinated
  convertible debentures             358,493      3,992,083                                       4,350,576
Contribution of common shares,
  net of income taxes                            28,938,992   $(48,499,992)                     (19,561,000)
                                  ----------     ----------    -----------    ------------      -----------

Balances at October 25, 1992      41,539,529     75,957,397    (48,499,992)   (359,493,937)     (290,497,003)
Net income                                                                      58,009,978        58,009,978
Tax benefits related to
  compensation plans                              9,545,177                                        9,545,177
Distributions pursuant to
  employee stock option and
  stock benefit plans              1,878,396     14,002,324                                       15,880,720
Conversions of subordinated
  convertible debentures               1,055         13,095                                           14,150
Retirement of escrow shares,
  net of income taxes             (2,694,444)   (48,746,388)    48,499,992                        (2,940,840)
                                  ----------    -----------     ----------    ------------       ------------

Balances at October 31, 1993      40,724,536     50,771,605                   (301,483,959)     (209,987,818)
Net income                                                                      66,024,784        66,024,784
Tax benefits related to
  compensation plans                              1,602,987                                        1,602,987
Distributions pursuant to
  employee stock option and
  stock benefit plans                447,708      4,881,018                                        5,328,726
Conversions of subordinated
  convertible debentures              13,046        254,034                                          267,080
                                  ----------    -----------     ----------    ------------       ------------

Balances at October 30, 1994     $41,185,290    $57,509,644    $   ---       $(235,459,175)    $(136,764,241)
                                  ==========     ==========     ==========    ============      ============

See notes to consolidated financial statements

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                       Shoney's, Inc. and Subsidiaries

                                                                               Years Ended
                                                              ----------------------------------------------
                                                               October 30       October 31      October 25
                                                                  1994             1993            1992
                                                              -------------    -------------   -------------
Operating activities
  Net income (loss)                                          $  66,024,784    $  58,009,978   $ (26,576,633)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                             43,356,235       39,973,611      39,551,095
      Interest on subordinated zero coupon
         debt and other noncash charges                         12,220,088       10,262,149       9,964,488
      Deferred income taxes                                      9,276,000        5,563,000     (52,692,000)
      Equity in earnings of affiliates                            (255,185)        (422,225)       (392,844)
      Loss on disposal of property, plant and equipment            107,138        1,593,739       1,956,254
      Litigation settlement                                     (1,700,000)                     124,500,000
      Realized and unrealized gains on marketable
        equity securities and other assets                      (4,117,512)        (591,503)       (555,555)
      Cumulative effect of change in accounting
        for income taxes                                        (4,468,386)
      Changes in operating assets and liabilities:
        Notes and accounts receivable                            5,578,633        1,302,318      (2,355,394)
        Inventories                                             11,174,239      (19,535,720)      2,037,414
        Prepaid expenses                                          (489,992)        (898,413)     (1,515,558)
        Accounts payable                                         5,209,324        3,233,108       6,096,246
        Accrued expenses                                        (6,248,379)       4,704,921       8,327,056
        Federal and state income taxes                           3,063,784        3,971,537       7,339,002
        Deferred income and other liabilities                     (662,598)         620,039      (1,929,112)
                                                               -----------      -----------     -----------
           Net cash provided by operating activities           138,068,173      107,786,539     113,754,459

Investing activities
  Purchases of property, plant and equipment                   (95,025,917)     (76,155,511)    (57,622,609)
  Proceeds from disposal of property, plant
     and equipment                                               4,816,549        2,533,769       2,618,754
  (Increase) decrease in other assets                              116,149        4,073,060      (4,111,052)
                                                               -----------      -----------     -----------
           Net cash used in investing activities               (90,093,219)     (69,548,682)    (59,114,907)

Financing activities
  Proceeds of long-term debt                                   245,681,800       35,000,000      20,800,000
  Payments on long-term debt and capital lease
     obligations                                              (269,772,824)     (58,693,802)    (89,395,993)
  Proceeds from line of credit and short-term debt             114,011,000      186,875,000     144,790,155
  Payments on line of credit and short-term debt              (118,171,000)    (185,960,000)   (139,363,155)
  Exercise of employee stock options                             3,403,776       14,027,541       8,860,065
  Payments on litigation settlement                            (24,949,091)     (22,373,239)
  Payments for debt issue costs                                 (1,790,257)      (3,589,584)       (680,736)
                                                               -----------      -----------     -----------
           Net cash used by financing activities               (51,586,596)     (34,714,084)    (54,989,664)
                                                               -----------      -----------     -----------

  Increase (decrease) in cash and cash equivalents              (3,611,642)       3,523,773        (350,112)
  Cash and cash equivalents at beginning of year                 7,841,426        4,317,653       4,667,765
                                                               -----------      -----------     -----------

Cash and cash equivalents at end of year                     $   4,229,784    $   7,841,426   $   4,317,653
                                                               ===========      ===========     ===========


See notes to consolidated financial statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Shoney's, Inc. and Subsidiaries
       October 30, 1994, October 31, 1993 and October 25, 1992


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform to the 1994 basis of presentation.

Property, Plant and Equipment
Depreciation and amortization are provided principally on the straight-line method over the following estimated useful lives: buildings--20 to 40 years; rental properties--over the term of the lease, generally 15 to 20 years; restaurant and other equipment--3 to 15 years; and capital leases and leasehold improvements--lesser of life of assets or term of lease.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Franchise Fees
Initial franchise fees and market development fees are recorded as income when the restaurants begin operations and the cash payment has been received. Franchise fees based on sales of franchisees are accrued as earned.

Start-up Costs
Start-up costs include only direct incremental costs relating to new store openings, such as training new employees and related travel expenses incurred before a new store opens. These costs are capitalized and then amortized from the opening date over a period not to exceed one year.

Fiscal Year
The Company's fiscal year ends on the last Sunday in October.
Fiscal years 1994 and 1992 were comprised of 52 weeks as compared to fiscal year 1993 which had 53 weeks.

Business Segments
For the years 1994, 1993, and 1992, restaurant operations constituted a dominant segment in accordance with FASB Statement
No. 14, "Financial Reporting for Segments of a Business
Enterprise."

Earnings (Loss) per Share
Primary net income per share for 1994 and 1993 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. In April 1989, the Company issued zero coupon subordinated convertible debentures which are not considered common stock equivalents. Fully diluted net income per share for 1994 and 1993 includes the assumed conversion of these debentures. This calculation adjusts earnings for interest that would not be paid if the debentures were converted. Earnings per share for 1993 accounted for the 2,694,444 shares held in escrow at October 25, 1992 as retired effective with the provisional court approval on November 3, 1992 (see Notes 7 and 11).

The primary and fully diluted loss per share for 1992 was computed using the average shares outstanding during the year. No consideration was given to common stock equivalents or the convertible debentures because these items had an anti-dilutive effect.

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-term debt: The carrying amounts of the Company's borrowings under its senior debt-reducing revolving credit facility, senior debt-taxable variable rate notes and other senior debt with variable interest rates approximate their fair value. The fair values of the Company's subordinated zero coupon convertible debentures were determined based on quoted market prices. The fair value of other long-term debt, industrial revenue bonds and notes payable were estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements.

Interest rate swap and cap agreements: The fair values for the Company's interest rate swap and cap agreements were based on estimates of the contracts' values obtained from commercial banks that are counterparties to those agreements.

Stock purchase warrants of ShoLodge, Inc.: The fair value of the Company's warrants to purchase common stock of Sholodge, Inc. was estimated based on the difference in the quoted market price of Sholodge, Inc. common stock and the exercise price of the related warrants.

Reserve for litigation settlement: The fair value of the reserve for litigation settlement was estimated using discounted cash flow analyses utilizing an interest rate appropriate for an unsecured loan of a similar term.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," through a cumulative effect adjustment that resulted in an increase to net income of approximately $4.5 million or $.10 per share (fully diluted). Statement No. 109 changed the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities (see Note 5).

Effective November 1, 1993, the Company also adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement No. 115 requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold debt securities to maturity. Debt and equity securities must be classified into one of three categories: 1) held-to-maturity, 2) available-for-sale or 3) trading securities. Each category has a different accounting treatment for the change in fair values. There was no cumulative effect from the adoption of Statement No. 115 because, at the time of adoption, the Company held no investments in debt or equity securities.


NOTE 3 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

During fiscal 1991, the Company sold its lodging division (operating under the name Shoney's Inns) to ShoLodge, Inc. ("ShoLodge"). The Company will receive a portion of royalties generated by both existing and future Shoney's Inns licensed by ShoLodge through October 2001. Two executive officers of the Company serve on the Board of Directors of ShoLodge. During 1992, Sholodge completed an initial public offering of stock in which the Company purchased $555,555 of common stock in ShoLodge pursuant to its obligation under the stock purchase agreement for the sale of the lodging division. In addition, as part of the purchase agreement, the Company received warrants to purchase up to 5% of the outstanding common stock of ShoLodge. During July 1993, the Company sold its ShoLodge shares for $1,147,067.

Effective February 16, 1994, the Company sold its minority ownership interest in four Shoney's Inns to ShoLodge in exchange for 121,212 shares of ShoLodge. The shares received were recorded at their fair value of approximately $2.4 million resulting in a gain of $1.7 million. The ShoLodge shares were classified as trading securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 2). Accordingly, changes in fair value of the ShoLodge shares subsequent to the transaction are reflected in the results of operations. During fiscal 1994, the net gain from appreciation in the fair value of ShoLodge shares was $34,000.

The Company owns certain warrants to acquire ShoLodge common stock that were obtained in the 1992 sale of the Company's lodging division to ShoLodge. In connection with the sale of the Company's minority motel interest described in the preceding paragraph, the Company was granted future registration rights for the ShoLodge shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, the Company has classified warrants for which it has stock registration rights exercisable within one year as trading securities. These warrants are recorded at their fair value (the difference in the warrant exercise price and the market price of ShoLodge common stock) at the time they are classified as trading securities and the resulting gain is included in the results of operations. During 1994, the Company recorded gains from such ShoLodge warrants of $1,475,000. Once classified as a trading security, these warrants are carried at fair value with changes in fair value also reflected in the results of operations. The fair value of these ShoLodge warrants increased in value by $923,000 during 1994.

At October 30, 1994, the Company held warrants to purchase 203,996 shares of ShoLodge common stock and owned 121,212 shares of ShoLodge common stock that were classified as trading securities. In addition, the Company holds warrants (for which it does not currently have registration rights exercisable within one year) to purchase 218,753 shares of ShoLodge common stock at prices ranging from $8.40 to $13.35 per share. At October 30, 1994, these warrants had a fair value of $2,453,000 and a carrying value of $0.



NOTE 4 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of $1,790,000, $3,590,000 and $681,000 relating to various financings during 1994, 1993 and 1992, respectively, have been paid and deferred. Amortization of debt issue costs during 1994, 1993 and 1992 was $2,576,000, $2,062,000 and $2,203,000, respectively.


NOTE 5 - INCOME TAXES

Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (see Note 2). As permitted under the provisions of Statement No. 109, the Company elected not to restate prior years' financial statements for the effects of this change. The cumulative effect of adopting Statement No. 109 was to increase income by $4,468,000 or $0.10 per share (fully diluted). Statement No. 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred income tax liabilities and deferred tax assets for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities.

Significant components of the Company's deferred tax assets and liabilities as of October 30, 1994 are as follows:

     Deferred tax assets:
       Reserve for lawsuit settlement         $ 31,420,209
       Reserve for self insurance                9,449,874
       Other - net                               4,287,636
                                                ----------
         Deferred tax assets - net              45,157,719
                                                ----------
     Deferred tax liabilities:
       Tax over book depreciation               19,244,064
       Capital contribution                     22,501,840
       Other - net                               1,067,275
                                                ----------
         Deferred tax liabilities               42,813,179
                                                ----------
     Net deferred tax asset                   $  2,344,540
                                                ==========

The balance sheet classification of the net deferred tax asset is as follows:

     Current deferred tax asset               $ 17,821,945
     Noncurrent deferred tax liability         (15,477,405)
                                               -----------
     Net deferred tax asset                   $  2,344,540
                                               ===========

No valuation allowance is considered necessary, because management believes that the deferred tax assets will ultimately be realized. Management's conclusion is based, in part, on future taxable income that will result from the reversal of existing taxable temporary differences. Additionally, management expects to have future taxable income from operations, excluding the reversal of temporary differences.

The significant components of the provision for income taxes are as follows:

                         Liability                Deferred
                          Method                   Method
                       ------------      --------------------------
                           1994             1993            1992
                       ------------      -----------    -----------
Currently payable
  Federal              $ 22,315,300     $ 26,037,600    $ 27,977,100
  State                   3,374,700        3,762,400       4,909,900
                        -----------       ----------      ----------
                         25,690,000       29,800,000      32,887,000
Deferred
  Federal                 8,174,700        4,829,000     (44,414,900)
  State                   1,101,300          734,000      (8,277,100)
                         ----------       ----------     ------------
                          9,276,000        5,563,000     (52,692,000)
                         ----------       ----------     ------------
Total expense(benefit) $ 34,966,000     $ 35,363,000    $(19,805,000)
                         ==========       ==========     ===========

Total tax expense for 1994 includes a tax benefit of $623,000 related to the extraordinary charge on early extinguishment of debt.

The components of the provision for deferred income taxes for the years ended October 31, 1993 and October 25, 1992 are as follows:

                                                     1993           1992
                                                  -----------    ------------
     Reserve for lawsuit settlement              $ 7,250,091    $(47,260,200)
     Accelerated depreciation for tax purposes       441,858        (780,975)
     Reserves for self insurance                  (1,613,960)     (2,684,307)
     Amortization of intangibles                    (259,179)       (258,373)
     Other                                          (255,810)     (1,708,145)
                                                  -----------    ------------
       Total                                     $ 5,563,000    $(52,692,000)
                                                  ==========     ===========

The reasons for the difference between total income tax expense and the amount computed by applying the statutory federal income tax rates to pretax income were as follows:

                                        Liability                Deferred
                                         Method                   Method
                                      ------------      --------------------------
                                         1994              1993             1992
                                      ------------      ------------    -----------
Statutory federal income tax rate         35%             34.8%            34%
Federal income taxes (benefit)
 based on statutory rate              $ 33,782,839     $ 32,511,910    $(15,769,755)
Adjustments:
 State and local income taxes, net
  of federal tax benefit                 2,909,400        2,930,756      (2,222,330)
 Targeted job tax credit                  (983,046)        (267,104)       (868,819)
 FICA tips credit                         (591,366)
 Dividend exclusion                                                          (7,140)
 Other                                    (151,827)         187,438        (936,956)
                                        ----------       ----------     -----------
    Total                             $ 34,966,000     $ 35,363,000    $(19,805,000)
                                        ==========       ==========     ===========


The Company made income tax payments of approximately $22,483,000, $25,784,000 and $25,609,000 during fiscal years 1994, 1993 and
1992, respectively.

NOTE 6 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 30, 1994 and October 31, 1993 consisted of the following:


                                                                1994             1993
                                                            ------------    -------------
Senior debt-reducing revolving credit facility, due in
   installments to October 1999                            $ 240,000,000    $  15,000,000
Senior debt-fixed rate, due in April 1995                     60,000,000      160,000,000
Senior debt-taxable variable rate notes, due in
   varying installments to September 1998                     31,500,000       32,200,000
Senior debt-due in installments to April 1998                  9,000,000        9,666,667
Senior debt-due in September 1997                             20,800,000       20,800,000
Subordinated zero coupon convertible debentures,
    due April 2004                                            80,790,563       74,614,987
Subordinated debentures 12%, due July 2000                                    144,187,529
Industrial Revenue Bonds, due in varying annual
   installments to May 2006 collateralized by land,
   buildings, equipment and restricted cash                   14,113,750       14,425,000
Notes payable to others, 7.75% to 10.25%, maturing
   at varying dates to 2009 ($7,992,970 of these
   notes are secured by land, buildings and equipment)        11,824,970       16,794,652
                                                             -----------      -----------
                                                             468,029,283      487,688,835
Obligations under capital leases                              12,845,095       13,766,719
                                                             -----------      -----------
                                                             480,874,378      501,455,554
Less amount due within one year                               66,709,214      111,401,224
                                                             -----------      -----------
     Amount due after one year                             $ 414,165,164    $ 390,054,330
                                                             ===========      ===========


Senior Debt

      In July 1993, the Company entered into a $125 million reducing revolving credit facility with a syndicate of financial institutions. The facility had a four-year, three-month term expiring October 22, 1997, with reductions in the aggregate credit facility beginning in 1995. The interest rate for the facility was at floating rates (the London Interbank Offered Rate ("LIBOR") plus 2% or the announced Alternate Base Rate of the agent bank plus 1%).

      During the third quarter of fiscal 1994, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate will remain at LIBOR plus 2% and the maturity was extended to October 1999. The Company redeemed the $145.7 million of 12% subordinated debentures at par on July 2, 1994. At October 30, 1994, the Company had $240 million outstanding under this facility and the interest rate was 7.0%.

      Under the terms of the revolving credit facility, the Company agreed to effect an interest rate risk management program to limit the Company's exposure to rising short-term interest rates. As of October 30, 1994, the Company had interest rate cap agreements for $50 million (notional amount), which have a 7% LIBOR interest rate cap for a two year period. Under the terms of the cap agreements, the Company's maximum LIBOR interest rate on $50 million of its outstanding variable rate debt is effectively capped at 7% until October 1996. The Company is exposed to loss if one or more counterparties to the cap agreements default, however, the Company does not anticipate nonperformance by the counterparties. The contract or notional amount of interest rate cap agreements do not represent exposure to credit loss. At October 30, 1994, the interest rate cap agreements had an estimated fair value and a carrying value of $555,000.

      The senior debt-fixed rate loan was also provided by a syndicate of financial institutions. The interest rate on this issue is fixed at 9.78%, with semiannual interest payments each April and October. The Company has a combination of interest rate swap agreements for $60 million, which expire in April 1995, that effectively convert the interest rate of this obligation to 6.3%. The Company is exposed to credit loss if one or more of the counterparties default, however, the Company does not anticipate nonperformance by the counterparties. The contract or notional amount of interest rate swap agreements do not represent exposure to credit loss. Interest rate swap transactions generally involve exchanges of fixed and floating interest payment obligations without exchange of the underlying notional principal amount. Neither the Company nor the counterparties to these swaps are required to collateralize their respective obligations under these agreements. At October 30, 1994, the estimated fair market value of the Company's interest rate swap agreements was $1.0 million and they had no carrying value for financial reporting purposes.

      The senior debt issues described in the preceding paragraphs are collateralized by fully perfected first liens on all land, buildings and improvements owned by the Company and its subsidiaries not otherwise pledged. The senior debt-reducing revolving credit facility is also secured by fully perfected first liens on all other material assets of the Company and its subsidiaries other than inventory (as to which there is a negative pledge), all stock of all of the Company's subsidiaries (including all common shares of a wholly-owned real estate company that owns 107 of the Company's restaurant properties), all accounts receivable, machinery and equipment, franchise agreements, intangible property rights and all other material tangible and intangible property of the Company and its subsidiaries.

      The senior debt-taxable variable rate notes are sold to investors through an investment banking corporation. The notes are secured by standby letters of credit of $33.5 million which includes the face amount of the notes plus interest for 145 days. The letters of credit are secured by a reimbursement agreement and standby note which are collateralized by a fully perfected first lien on certain land and buildings. Certain fees are applicable to this transaction which equal 2.18% per annum on $9.85 million and 2.06% per annum on $21.65 million. The notes outstanding at October 30, 1994 were issued at 5.07%, which results in an effective borrowing rate of 7.2% after inclusion of the fees.

      The senior debt of $9 million is due in installments to April 1998 and bears interest at LIBOR plus 1.25%. The loan is collateralized by a fully perfected first lien on certain land and buildings. The effective interest rate on this debt at October 30, 1994 was 6.2%.

      The senior debt of $20.8 million is due September 1997 and bears interest at LIBOR plus 1.5%. The loan is collateralized by a fully perfected first lien on certain land and buildings. The effective interest rate on this debt at October 30, 1994 was 6.75%.

      These senior debt issues also (1) require satisfaction of certain financial ratios and tests (which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

Subordinated Zero Coupon Convertible Debentures, Due April 2004

      The subordinated zero coupon convertible debentures were issued in April 1989 at $286.89 per $1,000 note (aggregate amount $57.736 million). There are no periodic payments of interest. The issue price represents a yield to maturity of 8.5% based on a semiannual bond equivalent basis. Each note is convertible into
29.349 shares of the Company's common stock at the option of the holder. The Company has reserved 5,205,632 shares for future issuance pursuant to these debentures. The Company was required to purchase the notes at the option of the holder on April 11, 1994. The Company, at its option, was permitted to pay such purchase price with cash, shares of common stock or ten year subordinated extension notes for debentures it was required to purchase. The Company elected to pay for such purchases in common stock, but no debentures were tendered for purchase on April 11, 1994.

Subordinated Debentures 12%, Due July 2000

      The 12% subordinated debentures were issued in July 1988 with a par value of $145.7 million and were callable after July 1, 1994. The debentures were redeemed at par on July 2, 1994. Debt issue costs associated with these debentures were included in other assets and were being amortized using the effective interest method over the life of the debentures. As a result of the redemption, the unamortized portion of the original issue discount and debt issue costs of $1,661,000 was charged to expense during the third quarter. This charge is reflected in the Statement of Operations as an extraordinary charge of $1,038,000, net of income tax benefits of $623,000.

Other Debt Information

      The Company has an unsecured line of credit for $20,000,000 with interest payable monthly at the lending bank's index rate (7.75% at October 30, 1994). There were borrowings of $2,582,000 under the line at October 30, 1994. The line is available through July 31, 1995 with a three month extension each quarter at the option of the bank. The Company also has an unsecured revolving credit facility available through a syndicate of banks for $10,000,000 with interest payable quarterly at rates based on the prime lending rate (7.75% at October 30, 1994). Borrowings under this facility, which expires June 25, 1995 if not terminated earlier, are due on thirty days notice. As of October 30, 1994, the balance outstanding under this facility was $1,250,000. The weighted average interest rate for these two unsecured credit facilities were 6.2%, 5.9% and 6.3% for fiscal years 1994, 1993, and 1992, respectively.

      The Industrial Revenue Bonds include $11,833,750 at interest rates varying from 8.5% to 11.5% and $2,280,000 at a floating interest rate, which is the greater of 70% of the thirteen-week United States Treasury Bill rate or 80% of the interest rate for United States Treasury Securities with a maturity of thirty years, subject to a floor of 7.5% and a ceiling of 15%.

      Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

    1995         1996         1997         1998         1999
- - ----------------------------------------------------------------
$66,709,000  $33,085,000  $85,737,000  $84,533,000  $77,660,000

      Net interest costs of approximately $866,000, $450,000 and $655,000 were capitalized as a part of building costs during 1994, 1993 and 1992, respectively. Interest paid during 1994, 1993 and 1992 was approximately $38,202,000, $35,975,000 and
$45,987,000, respectively.

      The Company has standby letters of credit outstanding at October 30, 1994 of $14.4 million in addition to those supporting the taxable variable rate notes previously described.

      The estimated fair value of the Company's debt at October
30, 1994, excluding capital lease obligations, was $469,664,000 compared to the carrying value of $468,029,000.


NOTE 7 - SHAREHOLDERS' EQUITY (DEFICIT)

      During the 1992 fiscal year, the Company and a board member entered into a capital contribution agreement whereby, upon court approval of a settlement regarding certain litigation (see Note 11), the Company received a capital contribution of 2,694,444 shares of its common stock. The agreement with the board member was approved by the Board of Directors without that board member's participation.

      At October 25, 1992, the Company recorded the effect of the shares held in escrow in shareholder's equity pending distribution to the Company. During 1993, the court approved the settlement agreement, and the shares which had been held in escrow at October 25, 1992 were distributed to the Company and retired. Shareholders' equity (deficit) was charged with an estimate of income taxes payable based upon the market price of the contributed shares at October 25, 1992. This income tax effect was subsequently adjusted through shareholders' equity (deficit) in February 1993, based on the current market value of the shares at the time they were distributed from escrow.


NOTE 8 - STOCK OPTIONS AND STOCK BENEFIT PLANS

      The stock option plan originally adopted by the Company in 1969, and as subsequently amended, covered 198,184 and 306,148 shares of the common stock of the Company as of October 30, 1994 and October 31, 1993, respectively. A second stock option plan adopted in 1981, and as subsequently amended, covered 7,728,047 and 2,967,229 shares of the common stock of the Company as of October 30, 1994 and October 31, 1993, respectively. The 1981 Plan was amended in December 1993 (with subsequent approval by the shareholders in March 1994) to (i) extend the date of termination of the 1981 Plan from September 2, 1996 to September 2, 2001, (ii) increase the number of shares authorized for issuance by the Stock Option Plan by 5,000,000 and (iii) limit the number of shares any one employee may be granted in a given year to 250,000.

      All option prices are the same as the market price on the date of grant. Both plans, prior to the recapitalization, provided for the issuance of options having terms of up to 10 years which were exercisable 10% per year after one year and in full after five years. The plan of recapitalization, however, included an amendment modifying the vesting period for new options under both plans which allowed options to be exercisable at the rate of 20% per year for four years and in full after four years and eight months. Subsequent to the recapitalization, the 1981 plan was amended further to provide that (i) all options would be exercisable at rates to be determined by the Company's compensation committee of the Board of Directors, not to exceed 33 1/3% per year and (ii) all options would vest in full upon death or disability.

      The shareholders authorized a stock option plan for directors under which 200,000 shares of the Company's common stock may be issued and sold to non-employee directors. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted. Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and/or in full in the event of the director's death or disability. No options were granted during 1992 or 1993. During 1994, options for 10,000 shares were granted to two new directors at a price of $23.375. Options for ten directors of 49,000 shares at prices ranging from $14.875 to $23.375 per share were outstanding at October 30, 1994.

      During 1989, the right to grant options under the 1969 plan expired. Options available for future issuance under the 1981 plan and the director's plan at the end of 1994 and 1993 covered 5,828,677 and 1,044,997 shares, respectively. A summary of options under the plans is as follows:


Options                               Shares        Option Prices
- - -------------------------------     ---------       -------------
Outstanding at October 25, 1992      4,035,003      $ 4.01-$25.75
Issued                               1,323,395      $20.63-$25.25
Exercised                           (1,759,948)     $ 4.01-$20.25
Expired or cancelled                (1,175,070)     $ 6.14-$25.75
                                    ----------
Outstanding at October 31, 1993      2,423,380      $ 5.04-$25.75
Issued                                 509,825      $13.88-$23.63
Exercised                             (346,184)     $ 5.04-$19.13
Expired or cancelled                  (294,467)     $ 5.04-$25.75
                                    ----------
Outstanding at October 30, 1994      2,292,554      $ 5.04-$25.75
                                    ==========

During fiscal year 1992, options were exercised for 1,090,373 shares at prices ranging from $4.01 to $17.38. At October 30, 1994 and October 31, 1993, options for 871,750 and 799,979 shares, respectively, were exercisable.

The shareholders also authorized an Employee Stock Purchase Plan under which 2,012,745 shares of the Company's common stock may be issued at October 30, 1994. Under the terms of the Plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under the Plan is the last trading day of the Plan Year and distributions to employees of 100,124, 96,873 and 106,936 shares were made in fiscal years 1994, 1993 and 1992, respectively. There have been no charges to income in connection with the Plan other than incidental expenses in the administration of the Plan.

      The shareholders authorized an Employee Stock Bonus Plan under which 616,048 shares of the Company's stock may be issued at October 30, 1994. The awards under the Plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus also will be distributed that is equal to 25% of the market value of the shares being distributed. The maximum shares awarded to any employee are 1,000 shares on the grant date. As of October 30, 1994, grants of bonuses under this Plan of 29,600 shares were outstanding. The shares distributed and cash bonuses paid pursuant to this Plan during the past three fiscal years were as follows:


    Year             Shares           Cash Bonuses
    ----            ------            ------------
    1992             8,580            $  52,016
    1993            41,575            $ 241,655
    1994             1,400            $   8,094


NOTE 9 - LEASES

      The Company has noncancellable lease agreements for certain restaurant land and buildings. Substantially all lease agreements may be renewed for periods ranging from five to fifteen years, and provide for contingent rentals based on percentages of net sales (generally 3% to 6%) against which minimum rentals are applied.

      Buildings under capital leases of $20,631,961 at October 30, 1994 and October 31, 1993 and accumulated amortization of $10,854,382 and $9,767,518 at October 30, 1994 and October 31,
1993, respectively, relate to the building portion of leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

      At October 30, 1994, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:



                                 Capital       Operating       Sublease
                                  Leases         Leases         Amounts        Total
- - ---------------------------------------------------------------------------------------
1995                           $ 2,380,970    $ 7,102,570    $  (594,404)   $ 8,889,136
1996                             2,376,535      7,027,933       (579,008)     8,825,460
1997                             2,277,079      6,671,300       (507,956)     8,440,423
1998                             2,119,430      6,248,168       (427,627)     7,939,971
1999                             2,006,862      5,406,490       (415,493)     6,997,859
Thereafter                      10,599,150     37,736,132     (3,560,248)    44,775,034
- - ---------------------------------------------------------------------------------------
Total minimum rentals           21,760,026    $70,192,593    $(6,084,736)   $85,867,883
                                               ========================================
Amount representing interest    (8,914,931)
                                ----------
Present value of net minimum
   rentals                     $12,845,095
                                ==========


            Contingent rental expense relating to the land and building portion of capital leases was $1,448,937, $1,463,183 and $1,526,267 in 1994, 1993 and 1992, respectively.

Total rental expense for all leases not capitalized is as follows:


                               1994          1993          1992
                             ---------     ---------     ---------
Minimum rentals             $7,088,510    $6,676,136    $6,854,950
Contingent rentals             434,524       434,487       433,912
                             ----------    ---------     ---------
                             7,523,034     7,110,623     7,288,862
Sublease rentals              (683,964)     (630,118)     (533,297)
                             ----------    ---------     ---------
    Total                   $6,839,070    $6,480,505    $6,755,565
                             =========     =========     =========


NOTE 10 - COMMITMENTS AND CONTINGENCIES

            On October 1, 1992, the Company and Thompson Hospitality, L.P. ("THL") entered into an agreement to purchase nine and thirty-one restaurants, respectively, from Marriott Corporation and Marriott Family Restaurants, Inc. ("Marriott"). All of the restaurants purchased by the Company and most of the restaurants purchased by THL will be converted to Shoney's Restaurants. As part of the transaction, the Company agreed to a contingent purchase of fifteen restaurants purchased by THL if there is a default by THL on or before October 2, 1995 in its obligations to Marriott. The purchase prices for these fifteen restaurants was pre-determined and the Company's maximum obligation under this arrangement was $8.7 million. During 1994, the Company, THL and Marriott agreed to a modification of this contingent purchase agreement whereby the Company agreed to extend its purchase obligation to July 2, 1997. In addition, the Company's maximum obligation was reduced to eleven restaurants and $5.9 million.

      In the event of a default by THL, the Company is obligated to purchase the pre-selected restaurants by paying Marriott the pre-determined price and taking title to the properties from THL and Marriott. Accordingly, the fair value of Shoney's, Inc.'s guarantee of THL would be the difference (if any) between the value of the restaurant properties acquired and the agreed upon payments under the guarantee. The Company did not deem it practical to appraise the underlying value of the restaurant properties in order to estimate the fair value of this guarantee.

      The Company guarantees certain twenty-year leases of franchisees for an annual fee of approximately $45,000 and is required to offer to purchase the properties for an amount equal to the investor's unpaid mortgage ($431,240) at its maturity in 1999. The Company has also guaranteed certain loans totaling $6,213,422.

NOTE 11 - SETTLEMENT OF DISCRIMINATION LAWSUIT

      In April 1989, nine individuals filed suit against the Company, one of its franchisees, and its former senior chairman alleging discriminatory actions at certain restaurants owned by the Company and the franchisee. Seven additional individuals were added later as plaintiffs. On April 27, 1990 plaintiffs requested, and were granted permission, to amend the complaint to seek back pay, compensatory damages and equitable relief against the Company and its former senior chairman in an amount of at least $350 million, punitive damages against the Company in an amount of at least $100 million and punitive damages against the former senior chairman in an amount of at least $80 million. In addition, the plaintiffs sought recovery of an unspecified amount of litigation costs and expenses, including reasonable attorneys' fees.

      On June 22, 1992, the court certified a class under Title VII of the Civil Rights Act of 1964 consisting of black restaurant employees to represent claims of alleged discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts and the class period was from February 4, 1988 through April 19, 1991.

      On January 25, 1993, the court gave approval to a consent decree settling this litigation. Under the consent decree, the Company will make available $105 million to pay potential claims. The settlement covers all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company will pay $25.5 million in plaintiffs' attorneys fees and an estimated $4 million in payroll taxes and administrative costs. The settlement resulted in a charge to earnings of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992.

      During 1994, the Company obtained an IRS private letter ruling which clarified that certain portions of the settlement payments were not subject to federal payroll taxes that had been previously accrued by the Company. The reserve for litigation settlement was reduced by $1.7 million to adjust for this change in estimate for accrued payroll taxes due on the settlement.

      Under the terms of the consent decree, payments will be made on a quarterly basis, without interest, on March 1, June 1, September 1 and December 1. Expected payment obligations (net of insurance recoveries) under the consent decree in each of the next five fiscal years are as follows:

    1995          1996            1997          1998         1999
- - ------------------------------------------------------------------
$20,471,000    $22,992,000    $22,632,000   $15,756,000    $68,000

      The Company's reserve for litigation settlement, net of expected insurance recoveries, at October 30, 1994 had a fair value of approximately $69.6 million and a carrying value of $82.1 million.

NOTE 12 - LITIGATION

     The Company is a defendant in a federal court suit filed on December 19, 1994 by one of its Captain D's franchisees who claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. The same plaintiff has also filed a state court suit making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994 counsel for the plaintiff advised the Company that the federal court case described above would be filed unless the Company settled the pending state court case by purchasing the plaintiff's franchised Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed.

     The Company also is a defendant in a federal court suit filed on December 30, 1994 by two plaintiffs who are franchisees of six Shoney's Restaurants. The complaint alleges that the Company imposes a "tying" arrangement by requiring Shoney's Restaurant franchisees to purchase their food products from the Company's commissary by not providing product specifications in order to select alternative vendors. They further allege that the Company has engaged in fraud, breach of contract, and violations of the Tennessee Consumer Protection Act regarding the establishment and operation of the Shoney's Restaurants cooperative advertising program. One of the plaintiffs also individually asserts a breach of contract claim regarding a franchise territory transfer. The complaint does not specify the amount of damages sought; however, the plaintiffs seek treble damages for both their anti-trust claims and Tennessee Consumer Protection Act claims. They also seek punitive damages on their fraud claim.

     The plaintiffs in each of these federal court suits purport to act on behalf of similarly situated classes of plaintiffs; however, there has been no motion filed to certify either of the cases as a class action nor has either case been certified as a class action.

     Management believes it has substantial defenses to the claims made in each of these cases and intends to vigorously defend both cases. In the opinion of management, the ultimate liability with respect to either case will not materially affect the operating results or the financial position of the Company.

     The Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
(in thousands except per share data)

                                                                         Per Share
                                                                -------------------------
                                           Income                  Income
                                           Before                  Before
                                        Extraordinary           Extraordinary
                                           Item and                Item and
                                          Cumulative             Cumulative
             Number                       Effect of              Effect of      Fully     Stock    Stock
                of               Gross    Accounting    Net      Accounting    Diluted    Market   Market
             Weeks   Revenues    Profit    Change      Income      Change      Earnings    High     Low
             -----  ---------   --------   --------   --------    --------     --------   ------   ------
1994
First Quarter  16  $  339,220   $ 55,880   $ 14,203   $ 18,672(a)   $ .33      $ .43      25 5/8   19 3/4
Second Quarter 12     277,540     51,521     16,865     16,865        .38        .38      24 5/8   17 1/8
Third Quarter  12     281,873     50,738     17,254     16,216        .39        .37      18 1/8   13 1/2
Fourth Quarter 12     267,591     41,187     14,272     14,272        .33        .33      15 7/8   13 3/8
               --    --------    -------    -------    -------       ----       ----
               52  $1,166,224   $199,326   $ 62,594   $ 66,025      $1.43      $1.51
               ==    ========    =======    =======    =======       ====       ====

1993
First Quarter  16  $  317,672   $ 52,320   $ 12,111   $ 12,111      $ .29      $ .29      26       18 3/4
Second Quarter 12     262,751     47,182     15,122     15,122        .35        .35      25 5/8   18 3/8
Third Quarter  12     274,133     50,056     16,569     16,569        .38        .38      21 1/4   16 1/2
Fourth Quarter 13     285,377     49,019     14,208     14,208        .33        .33      23 3/4   19
               --    --------    -------    -------    -------       ----       ----
               53  $1,139,933   $198,577   $ 58,010   $ 58,010      $1.35      $1.35
               ==    ========    =======    =======    =======       ====       ====

(a) The Company's first quarter fiscal 1994 net income shown has been restated to reflect a correction of the cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes". In the first quarter, the Company had estimated the cumulative effect of adopting Statement No. 109 to be an increase to income of $5.4 million or $.12 per share (fully diluted), resulting in originally reported net income for the quarter of $19.6 million or $.45 per share (fully diluted). During the fourth quarter, the Company reassessed the cumulative effect and found that it had been overstated by approximately $.9 million or $.02 per share. Accordingly, the first quarter results have been restated to reflect the revised cumulative effect from the change in accounting for income taxes of $4.5 million or $.10 per share and such amounts have been reflected in the first quarter net income and per share amounts in the preceding table.

NOTE 14 -- SUBSEQUENT EVENTS

       On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance of and grow the Shoney's Restaurant concept. The reorganization will include divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, a private label manufacturer of salad dressings, condiments, and dry blended products. The divestiture process is expected to be completed within 6 to 12 months from the date of the reorganization announcement.

       The discontinued lines of business had net property, plant and equipment of $56.8 million at October 30, 1994, and had annual revenues of $145.8 million and earnings before interest and taxes of $20.9 million for the fiscal year then ended. In fiscal 1994, these discontinued lines of business represented approximately
12.6% of consolidated net property, plant and equipment, 12.5% of consolidated revenues and 14.9% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization and divestitures will be accrued as they are incurred. However, the Company expects the net result will be a gain once the sales of these lines of business are consummated.




======================================================================



                        REPORT OF MANAGEMENT
                   Shoney's, Inc. and Subsidiaries

The management of Shoney's, Inc. has prepared the consolidated financial statements and related financial information included in this annual report. Management has the primary responsibility for the integrity of the consolidated financial statements and other financial information. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles consistently applied in all material respects and reflect estimates and judgments by management where necessary. Financial information included throughout this annual report is consistent with the consolidated financial statements.

The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, in accordance with generally accepted auditing standards. The independent auditors develop and maintain an understanding of the Company's systems and procedures and perform such tests and other procedures, including tests of the internal accounting controls, as they deem necessary to enable them to express an opinion on the fairness of the consolidated financial statements.

The Company maintains a system of internal accounting control which is adequate to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management's authorization. The adequacy of the Company's internal accounting controls are under the general oversight of the Audit Committee of the Board of Directors, consisting of four outside directors.





Taylor H. Henry                     W. Craig Barber
Chairman of the Board               Senior Executive Vice President
and Chief Financial Officer         and Chief Financial Officer

                            -46

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      "Election of Directors" and "Reports of Beneficial Ownership" contained in the 1995 Proxy Statement is incorporated herein by this reference. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     "Executive Compensation" contained in the 1995 Proxy Statement is incorporated herein by this reference. The matters labeled "Compensation Committee Report" and "Shareholder Return Performance Graph" contained in the 1995 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     "Security Ownership of Certain Beneficial Owners and
Management" contained in the 1995 Proxy Statement is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     "Certain Transactions" contained in the 1995 Proxy Statement is incorporated herein by this reference.

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

        (1) The consolidated financial statement schedules required to be filed by Item 14(d) of this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R. Section
   229.601, as follows:

                (a) Schedule VIII-Valuation and qualifying accounts and
            reserves, included as Exhibit 99.1.

                 All other schedules for which provision is made in the
            applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            (2) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation
    S-K, 17 C.F.R. Section 229.601, as follows:

      3(i), 4.1   Charter of Shoney's, Inc., as amended, filed as
                  Exhibit 4.1 to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-8
                  (File No. 33-605) filed with the Commission on October 31, 1988, and incorporated herein by this reference.

      3(ii), 4.2  Amended and Restated Bylaws of Shoney's, Inc.

      4.3 Amended and Restated Rights Agreement, dated as of May 25, 1994, between Shoney's, Inc. (the "Company") and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994 and incorporated herein by this reference.

      4.4 Indenture dated as of April 1, 1989 between the Company and Sovran Bank/Central South, as Trustee relating to $201,250,000 in principal amount of liquid yield option notes due 2004, filed as
                  Exhibit 4.8 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on April 3, 1989 (No. 33-27571), and incorporated herein by this reference.

      4.5 Transfer Agreement dated as of May 15, 1990 among the Company, The Travelers Corporation, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.3 and 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.

      4.6 Transfer Agreement dated as of May 15, 1990 among the Company, Equitable Variable Life Insurance Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.4 and 19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.7 Transfer Agreement dated as of May 15, 1990 among the Company, National Integrity Life Insurance Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.5 and 19.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.8 Transfer Agreement dated as of May 15, 1990 among the Company, Integrity Life Insurance Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.6 and 19.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.9 Transfer Agreement dated as of May 15, 1990 among the Company, The Equitable of Colorado, Inc., CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.7 and 19.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.10 Transfer Agreement dated as of May 15, 1990 among the Company, The Travelers Insurance Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.8 and 19.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.11 Transfer Agreement dated as of May 15, 1990 among the Company, The Travelers Indemnity Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.9 and 19.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.12 Transfer Agreement dated as of May 15, 1990 among the Company, The Equitable Life Assurance Society of the United States, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.10 and 19.10 to the Company's Quarterly Report on Form

                  10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.13 Transfer Agreement dated as of May 15, 1990 among the Company, Canadian Imperial Bank of Commerce, Atlanta Agency, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as
                  Exhibit 4.11 and 19.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.14 Transfer Agreement dated as of May 15, 1990 among the Company, LTCB Trust Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.12 and 19.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.15 Transfer Agreement dated as of May 15, 1990 among the Company, Oesterreichische Laenderbank, AG, Grand Cayman Branch, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.13 and 19.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.16 Transfer Agreement dated as of May 15, 1990 among the Company, The Daiwa Bank, Limited, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.14 and 19.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.17 Transfer Agreement dated as of May 15, 1990 among the Company, The Bank of Tokyo Trust Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.15 and 19.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.18 Transfer Agreement dated as of May 15, 1990 among the Company, Pan-American Life Insurance Company, CIBC Inc. and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.16 and 19.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 1990 filed with the Commission on September 19, 1990, and incorporated herein by this reference.**

      4.19 Modification and Waiver Agreement No. 1 dated as of September 25, 1991 to Transfer Agreements, dated as of May 15, 1990 among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as
                  Exhibit 4.6 and 28.2 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.20 Modification and Waiver Agreement No. 2 dated as of May 15, 1992 to Transfer Agreements, dated as of May 15, 1990 among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.32 and 10.25 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with Commission on January 25, 1993, and incorporated herein by this reference.

      4.21 Modification and Waiver Agreement No. 3 dated as of October 25, 1992 to Transfer Agreements, dated as of May 15, 1990 among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.33 and 10.26 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.22 Modification and Waiver Agreement No. 4 dated as of July 21, 1993 to Transfer Agreements, dated as of May 15, 1990 among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.23 Modification and Waiver Agreement No. 5 dated as of December 31, 1993 to Transfer Agreements, dated as of May 15, 1990 among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.24 Revolving Credit Agreement dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.1 and 19.1 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.25 Modification Agreement No. 1 dated as of March 5, 1991 to Revolving Credit Agreement, dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.2 and
                  19.2 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.26 Alternative Rate Agreement dated as of June 4, 1992 supplementing that certain Revolving Credit Agreement dated as of July 13, 1988 between the Company and First American National Bank, filed as
                  Exhibit 4.36 and 10.29 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.27 Note Issuance Agreement, dated as of October 1, 1989, among the Company, Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank / Central South, as Escrow Agent, filed as Exhibit
                  19.3 and 28.3 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.28 Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, Sovran Bank / Central South, Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and Sovran Bank / Central South, as Agent, filed as Exhibit 19.4 and 28.4 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.29 Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, Sovran Bank / Central South, Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and Sovran Bank / Central South, as Agent, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.30 Modification Agreement No. 2 dated as of June 8, 1994 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and NationsBank of Tennessee, N.A., as Agent.

      4.31 Note Issuance Agreement, dated as of October 1, 1990, among the Company, Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank / Central South, as Escrow Agent, filed as Exhibit
                 19.5 and 28.5 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.32 Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as Exhibit 19.6 and 28.6 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.33 Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.34 Modification Agreement No. 2 dated as of April 1, 1994 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South).

      4.35 Amended and Restated Note Issuance Agreement, dated as of November 1, 1993, among the Company, NationsBank of Virginia, N.A., as Note Agent and Placement Agent and NationsBank of Tennessee, as Escrow Agent, filed as Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.36       Reimbursement Agreement, dated as of October 1,
                 1991, together with the Standby Note relating thereto, between the Company and National

                 Bank of Canada, New York Branch, filed as Exhibit
                 28.10 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.37 Assignment, Assumption and Modification Agreement dated as of November 4, 1993 relating to Reimbursement Agreement, dated as of October 1, 1991, among the Company, NationsBank of Georgia, N.A. and National Bank of Canada, New York Branch, filed as Exhibit 4.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.38 Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as
                 Exhibit 4.43 and 10.36 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.39 Modification Agreement No. 1 dated as of October 25, 1992 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as Exhibit 4.44 and 10.37 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.40 Modification Agreement No. 2 dated as of July 21, 1993 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as
                 Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.41 Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 9, 1993 filed with the Commission on June 23, 1993, and incorporated herein by this reference.

      4.42 Modification Agreement No. 1 dated as of July 21, 1993 to Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.43 Loan Agreement dated as of December 1, 1994 between the Company and NationsBank of Tennessee, N.A.

      4.44 Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.45 Modification Agreement No. 1 dated as of July 21, 1993 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.46 Modification Agreement No. 2 dated as of December 21, 1993 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency. Filed as Exhibit 4.46 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.47 Modification Agreement No. 3 dated as of May 3, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 15, 1994 filed with the Commission on June 29, 1994 and incorporated herein by this reference.

      4.48 Modification Agreement No. 4 dated as of October 27, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency.

      4.49 Modification Agreement No. 5 dated as of January 18, 1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency.

      10.1 License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and Shoney's Lodging, Inc., filed as Exhibit 28.7 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      10.2 Amendment No. 1 dated as of September 16, 1992 to License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc. (formerly Shoney's Lodging, Inc.), filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      10.3 Stock Purchase and Warrant Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and Gulf Coast Development, Inc., filed as
                 Exhibit 28.8 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      10.4 Agreement dated as of September 8, 1992 between the Company and Raymond L. Danner, filed as
                 Exhibit 10.41 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.5       Consent Decree entered by the United States
                 District Court for the Northern District of
                 Florida on January 25, 1993 in Haynes, et. al v.
                 Shoney's, Inc., et. al, filed as Exhibit 28 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 1993, and incorporated herein by this reference.

      10.6       Shoney's, Inc. 1981 Stock Option Plan, filed as
                 Exhibit 4.7 to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (File No. 2-84763) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.7       Shoney's, Inc. Stock Option Plan, filed as Exhibit
                 4.7 to Post Effective Amendment No. 4 to the
                 Company's Registration Statement on Form

                 S-8 (File No. 2-64257) filed with the Commission on April 11, 1990, and incorporated herein by this reference.

      10.8 Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 33-605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

      10.9       Shoney's, Inc. Employee Stock Bonus Plan, filed as
                 Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      10.10 Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit 4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.

      10.11      Shoney's Ownership Plan 1977, filed as Exhibit
                 10.47 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.12      Captain D's Ownership Plan 1976, filed as Exhibit
                 10.48 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.13      Captain D's Ownership Plan 1978-1979, filed as
                 Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.14      Shoney's, Inc. Supplemental Executive Retirement
                 Plan.

      10.15 Employment Agreement dated as of January 13, 1995 between the Company and Taylor H. Henry.

      10.16 Employment Agreement dated as of January 17, 1995 between the Company and Charles E. Porter.

      10.17 Employment Agreement dated as of January 1, 1993, between the Company and W. Craig Barber, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended

                 October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      10.18 Severance Agreement dated as of January 13, 1995, between the Company and James W. Arnett, Jr.

      10.19 Severance Agreement dated as of January 15, 1995, between the Company and James M. Grout.

      11         Statement re: computation of earnings per share.

      21         Subsidiaries of Shoney's, Inc.

      23 Consent of Ernst & Young LLP, independent auditors.

      27         Financial Data Schedule.

      99.1 Schedule VIII-Valuation and qualifying accounts and reserves.

** Document not filed because substantially identical to filed document identified as Exhibit 4.5.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Annual Report on Form 10-K.

     (c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a).

     (d) Financial Statement Schedules -- the response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a).

                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of January, 1995.


                              SHONEY'S, INC.


                              By: /s/ W. Craig Barber
                                 --------------------------------
                                 W. Craig Barber
                                 Senior Executive Vice President
                                 and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of January, 1995.

           Signature                              Title


   /s/ Taylor H. Henry
- - ----------------------------        Chairman of the Board, Chief
(Taylor H. Henry)                   Executive Officer and Director


   /s/ Charles E. Porter
- - ----------------------------        President
(Charles E. Porter)


   /s/ W. Craig Barber
- - ----------------------------        Senior Executive Vice President
(W. Craig Barber)                   and Chief Financial Officer


  /s/ F.E. McDaniel, Jr.
- - ----------------------------        Vice President and
(F.E. McDaniel, Jr.)                Secretary/Treasurer


  /s/ Van Michael Payne
- - ----------------------------        Vice President and Controller
(Van Michael Payne)


  /s/ Dennis C. Bottorff
- - ----------------------------       Director
(Dennis C. Bottorff)

  /s/ Carole F. Hoover
- - ----------------------------        Director
(Carole F. Hoover)


  /s/ Victoria B. Jackson
- - ----------------------------        Director
(Victoria B. Jackson)



- - ----------------------------        Director
(Dan W. Maddox)


  /s/ Wallace N Rasmussen
- - ----------------------------        Director
(Wallace N. Rasmussen)


  /s/ Alex Schoenbaum
- - ----------------------------        Director
(Alex Schoenbaum)


  /s/ Robert T. Shircliff
- - ----------------------------        Director
(Robert T. Shircliff)


  /s/ B. Franklin Skinner
- - ----------------------------        Director
(B. Franklin Skinner)


  /s/ James R. Thomas, II
- - ----------------------------        Director
(James R. Thomas, II)


  /s/ Cal Turner, Jr.
- - ----------------------------        Director
(Cal Turner, Jr.)