Form 10-Q/A
period 1994-08-07
SHONEYS INC
filed 1995-01-31
CIK 89902

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ------------
                            FORM 10-Q/A

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended August 7, 1994

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period        to
                                   --------   --------

                 Commission file number 0-4377
                         -------------

                         SHONEY'S, INC.

     (Exact name of registrant as specified in its charter)

         Tennessee                         62-0799798
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

   1727 Elm Hill Pike, Nashville, TN              37210
(Address of principal executive offices)        (Zip Code)


Registrants telephone number, including area code (615) 391-5201

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

As of September 16, 1994, there were 41,178,610 shares of Shoney's, Inc. $1 par value common stock outstanding.

======================================================================
                                          PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                          SHONEY'S, INC. AND SUBSIDIARIES
                                       Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                          August 7,            October 31,
                                                                            1994                  1993
                                                                        -------------        --------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $    5,947,453        $    7,841,426
  Notes and accounts receivable, less allowance for doubtful
   accounts of $3,182,000 in 1994 and $2,061,000 in 1993                   24,712,313            24,857,375
  Inventories                                                              43,518,519            52,795,971
  Deferred income taxes and other current assets                           26,439,134            21,633,965
                                                                        -------------          ------------
    Total current assets                                                  100,617,419           107,128,737

  Property, plant and equipment, at cost                                  737,000,058           684,218,089
  Less accumulated depreciation and amortization                         (304,749,567)         (280,421,156)
                                                                        -------------          ------------
    Net property, plant and equipment                                     432,250,491           403,796,933

Other assets:
  Deferred charges and other intangible assets                              7,113,835             7,950,725
  Other assets                                                              5,441,179             9,215,940
                                                                        -------------         -------------
    Total other assets                                                     12,555,014            17,166,665
                                                                        -------------         -------------
                                                                       $  545,422,924        $  528,092,335
                                                                        =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                     $   35,392,663        $   36,636,478
  Federal and state income taxes                                            3,974,819             2,303,533
  Other accrued liabilities                                                61,299,301            68,979,196
  Reserve for litigation settlement                                        24,261,774            25,713,422
  Debt and capital lease obligations due within one year                  114,670,172           111,401,224
                                                                         ------------          ------------
    Total current liabilities                                             239,598,729           245,033,853

  Senior debt-recapitalization                                                                   60,000,000
  Other long-term senior debt and capital lease obligations               289,755,875           111,251,814
  Subordinated debentures                                                                       144,187,529
  Zero coupon subordinated convertible debentures                          79,268,243            74,614,987
  Reserve for litigation settlement                                        68,838,339            86,413,339

Deferred credits:
  Income taxes                                                             11,705,958             9,424,823
  Income and other liabilities                                              7,720,454             7,153,808

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized 100,000,000 shares;
    issued 41,155,722 in 1994 and 40,724,536 in 1993                       41,155,722            40,724,536
  Additional paid-in capital                                               57,110,656            50,771,605
  Retained earnings (deficit)                                            (249,731,052)         (301,483,959)
                                                                         ------------          ------------
  Total shareholders' equity (deficit)                                   (151,464,674)         (209,987,818)
                                                                         ------------          ------------
                                                                       $  545,422,924        $  528,092,335
                                                                         ============          ============

         See notes to consolidated condensed financial statements.

                                      SHONEY'S, INC. AND SUBSIDIARIES
                             Consolidated Condensed Statement of Operations
                                                 (Unaudited)

                                                                          Forty Weeks Ended
                                                                   August 7,             August 1,
                                                                     1994                  1993
                                                                 ------------          ------------
Revenues
  Net sales                                                     $ 867,548,813         $ 830,082,695
  Franchise fees                                                   22,248,177            21,718,909
  Other income                                                      8,835,821             2,754,582
                                                                  -----------           -----------
    Total revenues                                                898,632,811           854,556,186

Costs and expenses
  Cost of sales                                                   740,493,410           704,998,373
  General and administrative expenses                              47,786,703            45,329,963
  Interest expense                                                 33,038,369            33,577,692
                                                                  -----------           -----------
    Total costs and expenses                                      821,318,482           783,906,028
                                                                  -----------           -----------

Income before income taxes, extraordinary charge and
  cumulative effect of change in accounting principle              77,314,329            70,650,158

Provision for income taxes                                         28,992,000            26,848,000
                                                                  -----------           -----------
Income before extraordinary charge and cumulative
  effect of change in accounting principle                         48,322,329            43,802,158

Extraordinary charge on early extinguishment of
  debt, net of income taxes of $623,000                            (1,037,808)

Cumulative effect of change in accounting for
  income taxes                                                      4,468,386
                                                                   ----------            ----------
Net income                                                      $  51,752,907         $  43,802,158
                                                                   ==========            ==========
Earnings per common share
  Primary:
   Income before extraordinary charge and cumulative
     effect of change in accounting principle                          $ 1.17                $ 1.09
   Extraordinary charge on early extinguishment of debt                 (0.03)
   Cumulative effect of change in accounting for income taxes            0.11
                                                                         ----                  ----
   Net income                                                          $ 1.25                $ 1.09
                                                                         ====                  ====
Fully diluted:
  Income before extraordinary charge and cumulative
    effect of change in accounting principle                           $ 1.10                $ 1.02
  Extraordinary charge on early extinguishment of debt                  (0.02)
  Cumulative effect of change in accounting for income taxes             0.10
                                                                         ----                  ----
  Net income                                                           $ 1.18                $ 1.02
                                                                         ====                  ====
Weighted average shares outstanding
  Primary                                                          41,313,285            40,322,751

  Fully diluted                                                    46,536,916            45,567,871

Common shares outstanding                                          41,155,722            40,567,309

Dividends per share                                                      NONE                  NONE

         See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                 Twelve Weeks Ended
                                           August 7,             August 1,
                                             1994                  1993
                                         ------------          ------------
Revenues
  Net sales                             $ 272,347,269         $ 265,632,557
  Franchise fees                            6,915,533             7,124,372
  Other income                              2,610,137             1,376,291
                                          -----------           -----------
    Total revenues                        281,872,939           274,133,220

Costs and expenses
  Cost of sales                           231,134,562           224,077,446
  General and administrative expenses      13,651,040            13,276,855
  Interest expense                          9,482,727            10,054,084
                                          -----------           -----------
    Total costs and expenses              254,268,329           247,408,385
                                          -----------           -----------

Income before income taxes and
  extraordinary charge                     27,604,610            26,724,835

Provision for income taxes                 10,351,000            10,156,000
                                          -----------           -----------
Income before extraordinary charge         17,253,610            16,568,835

Extraordinary charge on early
  extinguishment of debt, net of
  income taxes of $623,000                 (1,037,808)
                                           ----------            ----------
Net income                              $  16,215,802         $  16,568,835
                                           ==========            ==========

Earnings per common share
  Primary:
    Income before extraordinary charge         $ 0.42                $ 0.41
    Extraordinary charge on early
      extinguishment of debt                    (0.03)
                                                -----                  ----
    Net income                                 $ 0.39                $ 0.41
                                                =====                  ====

  Fully diluted:
    Income before extraordinary charge         $ 0.39                $ 0.38
    Extraordinary charge on early
      extinguishment of debt                    (0.02)
                                                -----                  ----
    Net income                                 $ 0.37                $ 0.38
                                                =====                  ====

Weighted average shares outstanding
  Primary                                  41,303,046            40,571,475

  Fully diluted                            46,509,110            45,802,999

Common shares outstanding                  41,155,722            40,567,309

Dividends per share                              NONE
    NONE


         See notes to consolidated condensed financial statements.

                              SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                             Forty Weeks Ended
                                                      August 7,            August 1,
                                                        1994                1993
                                                   --------------       -------------

Operating activities
  Net income                                       $  51,752,907        $  43,802,158
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    34,261,144           31,447,073
     Amortization of deferred charges
       and other noncash charges                       7,648,220            6,459,437
     Gain on marketable securities
       and sale of other assets                       (3,177,926)
     Cumulative effect of change in
       accounting for income taxes                    (4,468,386)
     Change in deferred income taxes                   5,798,000            3,275,000
     Changes in operating assets
       and liabilities                                11,717,435           (6,251,877)
                                                     -----------          -----------
       Net cash provided by operating activities     103,531,394           78,731,791


Investing activities
  Cash required for property, plant and equipment    (68,516,703)         (56,325,258)
  Proceeds from disposal of
    property, plant and equipment                      4,419,616            2,211,662
  Cash derived from other assets                         162,824            4,077,081
                                                     -----------          -----------
       Net cash used by investing activities         (63,934,263)         (50,036,515)


Financing activities
  Payments on long-term debt and
    capital lease obligations                       (213,298,590)         (46,976,969)
  Proceeds from long-term debt                       195,681,800           35,000,000
  Net payments on short-term borrowings               (6,292,000)          (4,574,000)
  Payments on litigation settlement                  (19,026,648)         (19,092,973)
  Cash required for debt issue costs                  (1,707,101)          (3,151,203)
  Proceeds from exercise of employee stock options     3,151,435           12,664,514
                                                     -----------          -----------
       Net cash used by financing activities         (41,491,104)         (26,130,631)
                                                     -----------          -----------

Change in cash                                     $  (1,893,973)       $   2,564,645
                                                     ===========          ===========










         See notes to consolidated condensed financial statements.

             SHONEY'S, INC. AND SUBSIDIARIES
   Notes to Consolidated Condensed Financial Statements
                      August 7, 1994
                       (Unaudited)

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

Operating results for the twelve and forty week periods ended
August 7, 1994 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending
October 30, 1994.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" through a cumulative effect adjustment that resulted in an increase to net income of approximately $4.5 million or $.10 per share. Statement No. 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities (See Note 4).

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

NOTE 4 - INCOME TAXES

Income taxes for the twelve and forty week periods ended August 7, 1994 and August 1, 1993 were provided based on the Company's estimate of its effective tax rates (37.5% and 38.0%, respectively,) for the entire respective fiscal years. The Company's estimate of its effective tax rate for the 1994 fiscal year decreased from 1993 due primarily to the reinstatement of the Targeted Jobs Tax Credit in August 1993 and the effects of the new tax credit on FICA tips. The statutory federal income tax rate was 35% and 34.8% for the twelve and forty week periods ended August 7, 1994 and August 1, 1993, respectively.

Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adoption of the Statement increased deferred tax assets and net income by $4.5 million or $.10 per common share. This amount was reflected in the first quarter of fiscal 1994 as the effect of a change in accounting for income taxes.

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

NOTE 5 - SENIOR DEBT

Debt and capital lease obligations due within one year includes $110 million of senior debt-recapitalization which is due in two installments ($50 million in October 1994 and $60 million in April
1995) and is collateralized by certain land and buildings. As of August 7, 1994, this indebtedness had a fixed rate of interest (9.78%) to maturity in April 1995. The Company has interest rate swap agreements, which expire at varying dates to April 1995, which effectively convert the interest rate on this indebtedness to 6.0%.

In July 1993, the Company entered into a $125 million reducing revolving credit facility with a syndicate of financial institutions. All material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 107 of the Company's restaurant properties) have been pledged as collateral for the facility. The facility had a four year, three month term expiring October 22, 1997, with reductions in the aggregate credit facility beginning in 1995.
The interest rate for this facility was based on the London Interbank Offered Rate ("LIBOR") plus 2%

During the third quarter, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate will remain at LIBOR plus 2% and the maturity was extended to October 1999. The Company redeemed the $145.7 million of 12% subordinated debentures at par on July 2, 1994. At August 7, 1994, the interest rate on this facility was 6.6% and the Company had borrowed $195 million under the facility.

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

Subsequent to the end of the third quarter, the Company received a favorable private letter ruling indicating that payments to claimants under this settlement are not subject to federal payroll taxes. Accordingly, accrued federal payroll taxes of approximately $1.7 million included in the reserve will be reversed during the fourth quarter of 1994.

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

Once classified as a trading security, the warrants are carried at fair value with increases and decreases in fair value reflected in results of operations. The value of the ShoLodge warrants and ShoLodge common stock held by the Company declined by approximately $448,000 in the second quarter and increased by $250,000 in the third quarter. The market value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $2.3 million at August 7, 1994.

NOTE 10 - EXTRAORDINARY CHARGE ON EARLY EXTINGUISHMENT OF DEBT

On July 2, 1994, the Company redeemed, at par, the $145.7 million of 12% subordinated debentures due in the year 2000 that were issued as part of the Company's 1988 recapitalization. Debt issue costs associated with these debentures were included in other assets and were being amortized using the effective interest method over the life of the debentures. As a result of the redemption, the unamortized portion of original issue discount and debt issue costs of $1,660,808 were charged to expense during the third quarter. This charge is reflected in the Statement of Operations as an extraordinary charge of $1,037,808, net of income tax benefits of $623,000.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The third quarter and first three quarters of both fiscal 1994 and 1993 covered periods of twelve and forty weeks, respectively.

REVENUES

     Revenues increased $7.7 million or 3% to $281.9 million during the third quarter of fiscal 1994 as compared with the third quarter of fiscal 1993. For the first three quarters of fiscal 1994, revenues increased $44.1 million to $898.6 million, 5% higher than the same period of fiscal 1993. An analysis of the increase in revenues is shown below.

                                  12 Weeks Ended      40 Weeks Ended
                                  August 7, 1994      August 7, 1994
                                  Millions    %       Millions    %
                                  --------   --       --------   --
Restaurant revenue                $   7.4   96        $  31.0    70
Manufacturing, distribution
 and other sales                      (.7)  (9)           6.5    15
Franchise fees                        (.2)  (3)            .5     1
Other income                          1.2   16            6.1    14
                                    -----  ---          -----   ---
                                  $   7.7  100        $  44.1   100
                                    =====  ===          =====   ===


     The Company opened 18 restaurants during the first three quarters of 1994, including eleven Shoney's, two Lee's, three Pargo's and one each for Captain D's and BarbWire's. During the first quarter, the Company sold ten Captain D's units to a franchisee and has closed five other units through the first three quarters. Franchisees opened 52 units during the first three quarters of fiscal 1994 (including the ten Captain D's purchased from the Company) and closed 53 units. Comparable store sales of Company-owned restaurants decreased .8% for the third quarter, which included a 1.7% menu price increase. For the first three quarters of fiscal 1994, comparable store sales of Company-owned restaurants increased .9%, which included a 1.8% menu price increase.

     Other income increased $6.1 million in the first three quarters of fiscal 1994 as compared with the first three quarters of fiscal 1993 as the result of several factors. During the first quarter of 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge"), the majority owner. The sale resulted in a $1.7 million gain, which is included in other income. In conjunction with the sale, the Company also received future registration rights for shares of ShoLodge stock that may be acquired upon the exercise of certain warrants that it owns. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities and adjusted to fair value resulting in gains of approximately $1 million in the first quarter of 1994 and $580,000 in the second quarter, which were included in other income.
(See Note 9--Sale of Motel Joint Ventures). As required by FASB Statement No. 115, these warrants are adjusted to their fair value each quarter. During the second and third quarters of 1994, the Company recorded a decline in value of $448,000 and an increase in value of $250,000, respectively, for the warrants and other ShoLodge common stock held by the Company. In addition, during the first quarter of 1994, the Company received $.9 million from the settlement of certain class action securities litigation and during the third quarter recorded gains of approximately $1.6 million on certain real estate transactions.

     Manufacturing and commissary sales increased .3% and 4.2%, respectively, for the third quarter and first three quarters of fiscal 1994, when compared with the corresponding periods of 1993. When compared to restaurant sales, these sales have a higher percentage of food costs while operating expenses are lower. There is no restaurant labor associated with these sales.

COSTS AND EXPENSES

     Cost of sales for the third quarter of fiscal 1994 increased $7.1 million over the same quarter in fiscal 1993 and equalled 82.0% and 81.7% of revenues in the third quarters of 1994 and 1993,
respectively.   Food and supplies decreased as a percentage of
revenues principally due to the increase in other income. During the third quarter, operating expenses increased as a percentage of revenues from 19.2% in the third quarter of 1993 to 19.4% in the same period this year. This increase was primarily due to the decline in comparable store sales and the slower growth of manufacturing and commissary sales in 1994 compared to 1993. Restaurant labor increased to 21.1% of revenues in the third quarter compared to 20.8% in 1993. The increase primarily was due to the decline in comparable store sales.

     Cost of sales as a percentage of revenues for the first three quarters of fiscal 1994 decreased to 82.4% from 82.5% in 1993.
Food and supplies as a percentage of revenues increased principally due to higher restaurant food costs during the first half of 1994. This increase in costs resulted from the introduction of a new menu in the Shoney's division early in the first quarter and an increased cost of whitefish and other food products in the Captain D's division. For the first three quarters of 1994, operating expenses as a percentage of revenues decreased primarily due to the settlement of a lawsuit against a former insurance carrier for the Company, which reduced insurance expense.

     General and administrative expenses for the third quarter and first three quarters were unchanged as a percentage of revenues at 4.8% and 5.3 %, respectively, primarily due to the increase in other income.

     Interest expense declined in the third quarter of 1994 when compared to the prior year principally due to the Company's July 2, 1994 refinancing of $145.7 million of subordinated debentures issued during the Company's recapitalization in 1988. This refinancing resulted in an extraordinary charge of approximately $1 million (net of income tax benefits of $.6 million) for unamortized original issue discount and unamortized debt issue costs. At current interest rates, the Company expects this refinancing to reduce the annual effective interest rate on this indebtedness by 5%. Interest expense was relatively unchanged for the first three quarters of 1994 since there had been no material changes in the Company's debt structure or interest rates prior to the July 2, 1994 refinancing.

     The effective income tax rates for both the third quarter and first three quarters of 1994 and 1993 were 37.5% and 38.0%, respectively. The decrease in the effective tax rate for fiscal 1994 is primarily due to the reinstatement of the Targeted Jobs Tax Credit in August 1993 and the effects of the new tax credit on FICA tips. Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (See Note 2--Changes in Accounting Policies). As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adoption of the new Statement during the first quarter was to increase deferred tax assets and net income by $4.5 million or $.10 per common share.

     The Company's reserve for litigation settlement (See Note 6 -- Reserve For Litigation Settlement) includes an accrual for estimated payroll taxes on the payments to be made to claimants under the terms of the Consent Decree which settled a class action race discrimination lawsuit. Subsequent to the end of the third quarter, the Company received a favorable private letter ruling indicating that such payments to the claimants are not subject to federal payroll taxes. Accordingly, accrued federal payroll taxes of approximately $1.7 million included in the reserve for litigation settlement will be reversed during the fourth quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations increased $24.8 million to $103.5 million for the first three quarters of 1994 compared to
$78.7 million for the first three quarters of 1993.   This improved
cash flow was primarily due to a reduction in cash required for operating assets and liabilities, principally a reduction in inventory during 1994 compared with an increase in inventory in 1993. Cash used by investing activities during the first three quarters of 1994 increased by approximately $13.9 million when compared to the same period in 1993 as the Company continued to construct new units and expanded its store remodeling program in 1994. In addition, the Company used $3.4 million of restricted cash in 1993 to purchase certain restaurants which reduced cash used by investing activities in the first half of 1993 when compared to the first half of 1994.

     Cash used by financing activities increased approximately
$15.4 million in the first three quarters of fiscal 1994 as compared to 1993. Significant financing activities in the first three quarters of 1994 included a $50 million increase in borrowing under the Company's reducing revolving credit facility used to fund a $50 million payment on senior debt and an increase in borrowing of approximately $145.7 million during the third quarter of 1994 to redeem the 12% subordinated debentures issued in the Company's 1988 recapitalization. In the first three quarters of 1993, long-term borrowings totaling $35 million were used to partially fund long- term debt payments of $47 million. Additional 1994 financing activities included the repayment of short-term borrowings of $6.5 million. Cash provided from the exercise of employee stock options decreased $9.5 million in the first three quarters of 1994 as compared to the first three quarters of 1993, principally due to the exercise during the first three quarters of 1993 of a significant number of options granted during the Company's 1988 recapitalization. These options had an expiration date of July 1993.

     At August 7, 1994, the Company had cash and cash equivalents of approximately $5.9 million. The Company has unsecured lines of credit totalling $30 million under which the Company had borrowings of $1.7 million outstanding at August 7, 1994. Additionally, the Company has a $270 million reducing revolving credit facility under which it had borrowed $195 million at August 7, 1994.

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


                   PART II- OTHER INFORMATION.


ITEM 2. CHANGES IN SECURITIES.

     On May 25, 1994, the Company and Harris Trust and Savings Bank amended and restated the rights agreement, originally entered into March 7, 1988, as subsequently amended, relating to certain common stock purchase rights (the "Rights") issued by the Company. The terms of the Rights, as previously amended and as amended and restated on May 25, 1994, were summarized in the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994. For a complete description of the changes to the Rights, reference is made to the Company's Current Report on Form 8-K filed with the Commission on
June 9, 1994, which is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

     Exhibit No.       Description
     -----------       -----------


     11 Statement regarding computation of earnings per share.

     27                Financial Data Schedule


       (b) On June 9, 1994, the Company filed a Current Report on Form 8-K reporting that on May 25, 1994, the Company and Harris Trust and Savings Bank had amended and restated the rights agreement, originally entered into March 7, 1988, as subsequently amended, relating to certain common stock purchase rights issued by the Company. See Part II, Item 2 of this Quarterly Report on Form 10-Q.


                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


January 30, 1995                         SHONEY'S, INC.

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