Form 10-K/A
period 1994-10-30
SHONEYS INC
filed 1995-02-27
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                       ------------
                       FORM 10-K/A
(Mark one)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
          For the Fiscal Year Ended October 30, 1994

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


Name                    Office                                                 Age
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

ITEM 6.  SELECTED FINANCIAL DATA.


                                      FIVE YEAR FINANCIAL SUMMARY
                                  (in thousands except per share data)

Fiscal year ended October                1994           1993(a)        1992           1991          1990
- -----------------------------------------------------------------------------------------------------------
Revenues                              $1,166,224     $1,139,933     $1,062,271     $  992,387    $  929,498
Costs and expenses
 Cost of sales                           966,898        941,356        873,330        812,282       757,174
 General and administrative               61,606         60,738         58,921         56,892        54,286
 Litigation settlement                    (1,700)          -           124,500
- -----------------------------------------------------------------------------------------------------------
                                       1,026,804      1,002,094      1,056,751        869,174       811,460

  Income before interest expense,
  income taxes, extraordinary charge,
  and cumulative effect of change in
  accounting principle                   139,420        137,839          5,520        123,213       118,038
Interest expense                          41,237         44,466         51,901         63,907        71,082
- -----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary charge, and cumulative
  effect of change in accounting
  principle                               98,183         93,373        (46,382)        59,306        46,956
Income taxes                              35,589         35,363        (19,805)        21,279        17,374
- -----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary
  charge and cumulative effect of
  change in accounting principle          62,594         58,010        (26,577)        38,027        29,582
Extraordinary charge on early
  extinguishment of debt                  (1,037)
Cumulative effect of change in
  accounting for income taxes              4,468
- -----------------------------------------------------------------------------------------------------------
Net income (loss)                     $   66,025     $   58,010     $  (26,577)(b) $   38,027    $   29,582
===========================================================================================================
Weighted average shares
 outstanding (fully diluted)              46,520         45,644         41,049         46,112        45,095

Per share data
 Net income (loss)-fully diluted      $     1.51(c)  $     1.35     $     (.65)(b) $      .90    $      .73
 Dividends                                  --             --              --             --            --

Total assets                          $  557,916     $  528,092     $  469,185     $  431,806    $  399,844
Long-term debt and obligations
 under capital leases                 $  414,165     $  390,054     $  460,717     $  542,544    $  579,070
Shareholders' equity (deficit)        $ (136,764)    $ (209,988)    $ (290,497)    $ (265,075)   $ (320,794)

Number of restaurants at year-end
  Company-owned                              779            766            749            737           715
  Franchised                               1,099          1,099          1,054            967           928
- -----------------------------------------------------------------------------------------------------------
  Total restaurants                        1,878          1,865         1,803           1,704         1,643
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

COSTS AND EXPENSES

      Cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of revenues for the last three fiscal years is shown below:

                                  1994       1993       1992
- -----------------------------------------------------------------
    Food and supplies             41.8%      41.8%      41.2%
    Restaurant labor              20.9       21.0       20.9
    Operating expenses            20.2       19.8       20.1
- -----------------------------------------------------------------
                                  82.9%      82.6%      82.2%
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

      A summary of general and administrative expenses and interest expense as a percentage of revenues for the last three fiscal years is shown below.

                                      1994       1993       1992
- -----------------------------------------------------------------
    General and administrative        5.3%       5.3%       5.5%
    Interest expense                  3.5%       3.9%       4.9%


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

      Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

    1995         1996         1997         1998         1999
- ----------------------------------------------------------------
$66,709,000  $33,085,000  $85,737,000  $84,533,000  $77,660,000

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


Options                               Shares        Option Prices
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

      At October 30, 1994, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:



                                 Capital       Operating       Sublease
                                  Leases         Leases         Amounts        Total
- ---------------------------------------------------------------------------------------
1995                           $ 2,380,970    $ 7,102,570    $  (594,404)   $ 8,889,136
1996                             2,376,535      7,027,933       (579,008)     8,825,460
1997                             2,277,079      6,671,300       (507,956)     8,440,423
1998                             2,119,430      6,248,168       (427,627)     7,939,971
1999                             2,006,862      5,406,490       (415,493)     6,997,859
Thereafter                      10,599,150     37,736,132     (3,560,248)    44,775,034
- ---------------------------------------------------------------------------------------
Total minimum rentals           21,760,026    $70,192,593    $(6,084,736)   $85,867,883
                                               ========================================
Amount representing interest    (8,914,931)
                                ----------
Present value of net minimum
   rentals                     $12,845,095
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

      Under the terms of the consent decree, payments will be made on a quarterly basis, without interest, on March 1, June 1, September 1 and December 1. Expected payment obligations (net of insurance recoveries) under the consent decree in each of the next five fiscal years are as follows:

    1995          1996            1997          1998         1999
- ------------------------------------------------------------------
$20,471,000    $22,992,000    $22,632,000   $15,756,000    $68,000

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





Taylor H. Henry                     W. Craig Barber
Chairman of the Board               Senior Executive Vice President
and Chief Financial Officer         and Chief Financial Officer

                            -46

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and principal occupations of all persons nominated to become directors of the Company are as follows:

DENNIS C. BOTTORFF                                                         Age -- 50
President                                                                  Director since 1989
and Chief Executive Officer
First American Corporation

Mr. Bottorff served as President, Chief Operating Officer and as a member of the board of directors of Sovran Financial Corporation in Norfolk, Virginia until Sovran's merger with
Citizens and Southern Corporation in 1990. At that time, he became President and Chief
Operating Officer of C&S/Sovran Corporation. He resigned from C&S/Sovran Corporation in 1991 to become President and Chief Executive Officer and a member of the board of directors of First
American Corporation and its subsidiary, First American National Bank in Nashville, Tennessee.

TAYLOR H. HENRY                                                            Age -- 58
Chairman of the Board                                                      Director since 1989
and Chief Executive Officer
Shoney's, Inc.

Mr. Henry served as Vice President -- Finance and Chief Financial Officer of the Company from
1974 until 1991, when he was elected Senior Vice President -- Finance. He was elected
Chairman of the Board and Chief Executive Officer in December 1992. Mr. Henry also serves on the board of directors of ShoLodge, Inc., which in 1991 purchased the Company's motel and motel franchising operations.

CAROLE F. HOOVER                                                           Age -- 51
President                                                                  Director since 1990
Concessions International of Cleveland

Ms. Hoover, since 1984, has served as President of Concessions International of Cleveland, an
airport food and beverage concessionaire. She also serves as President and Chief Executive
Officer of the Greater Cleveland Growth Association.

VICTORIA B. JACKSON                                                        Age -- 40
President                                                                  Director since 1989
and Chief Executive Officer
DSS/ProDiesel, Inc.

Ms. Jackson, since 1979, has served as President and Chief Executive Officer of DSS/ProDiesel,
Inc. (formerly Diesel Sales & Service Co., Inc.), a remanufacturer of fuel injection components for the diesel industry, based in Nashville, Tennessee. Ms. Jackson also serves as a member of the board of directors of Whitman Corporation.

WALLACE N. RASMUSSEN                                                       Age -- 80
Retired Chairman of the Board                                              Director since 1981
Beatrice Foods, Inc.

Mr. Rasmussen served as Chairman of the Board and Chief Executive Officer of Beatrice Foods,
Inc. until his retirement in June 1979. Mr. Rasmussen also serves as a member of the board of directors of Dollar General Corporation.

ALEX SCHOENBAUM                                                            Age -- 79
Retired Senior Chairman of the Board                                       Director since 1971
Shoney's, Inc.

Mr. Schoenbaum served as Senior Chairman of the Board of the Company from 1976 until his retirement from that position in March 1985.

ROBERT T. SHIRCLIFF                                                        Age -- 66
Chairman of the Board                                                      Director since 1974
The Shircliff Group

Mr. Shircliff served as President of The Shircliff Group (business consultants), Jacksonville,
Florida, from December 1973 until 1987, when he became Chairman of the Board.

B. FRANKLIN SKINNER                                                        Age -- 63
Retired Chairman of the Board                                              Director since 1993
BellSouth Telecommunications, Inc.

Mr. Skinner served as a member of the board of directors and as Chairman of the Board and Chief
Executive Officer of Southern Bell Telephone and Telegraph Co. from 1988 until 1991, after which time he became a member of the board of directors and Chairman of the Board and Chief
Executive Officer of BellSouth Telecommunications, Inc., which was formed in 1991 through the consolidation of South Central Bell, Southern Bell, and BellSouth Services. He retired from those positions in 1992.

JAMES R. THOMAS, II                                                        Age -- 69
Retired Chairman of the Board                                              Director since 1974
Carbon Industries, Inc.

Mr. Thomas served as President of Carbon Industries, Inc., Charleston, West Virginia, from
November 1974 until February 1982, at which time he was elected Chairman of the Board. He retired from that position in November 1983. He also serves as a member of the boards of directors of One Valley Bank, N.A., of Charleston, and The Columbia Gas System, Inc.

CAL TURNER, JR.                                                            Age -- 55
Chairman of the Board, President                                           Director since 1993
and Chief Executive Officer
Dollar General Corporation

Mr. Turner serves as a member of the board of directors and as Chairman of the Board, President and Chief Executive Officer of Dollar General Corporation (discount retail chain), a position that he has held since 1988. He also serves as a member of the boards of directors of First
American Corporation and Thomas Nelson, Inc.

All of the nominees listed above currently are seving as members of the Company's Board of Directors (the "Board"). See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Reports of Beneficial Ownership

     Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than ten percent of the Company's common stock (the "Shares") are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). These persons also are required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established and the Company is required to report in this Annual Report on Form 10-K any failure to file by these dates during fiscal year 1994. Based solely on a review of the reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company's directors, executive officers and ten percent holders during fiscal year 1994.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended October 30, 1994 to those persons who: (i) served as the Company's Chief Executive Officer ("CEO") during fiscal year 1994; (ii) were the Company's four most highly compensated executive officers (other than the CEO) serving as of the end of fiscal year 1994; and
(iii) would have been included under item (ii) but for the fact that they were not serving as executive officers at the end of fiscal year 1994.

                                                                                 LONG TERM COMPENSATION
                                              ANNUAL COMPENSATION                        AWARDS
            NAME                     --------------------------------------   -----------------------------
            AND                                                  OTHER         RESTRICTED      SECURITIES
         PRINCIPAL                                              ANNUAL           STOCK         UNDERLYING      ALL OTHER
          POSITION            YEAR    SALARY      BONUS     COMPENSATION(1)    AWARDS(2)        OPTIONS       COMPENSATION
- ----------------------------  ----   ---------   --------   ---------------   ------------   --------------   ------------
Taylor H. Henry               1994   $372,624    $100,000            --                 --               --     $ 25,814(3)
  Chairman and Chief          1993   $293,462    $190,688            --                 --    90,000 Shares     $ 28,082
  Executive Officer.........  1992   $220,000    $188,120            --                 --               --     $ 21,612

James W. Arnett, Jr.          1994   $254,339    $ 80,000            --                 --               --     $ 22,534(3)(6)
  President and Chief         1993   $246,635    $152,550       $12,206(5)              --    37,500 Shares     $ 35,093
  Operating Officer(4)......  1992   $235,000    $188,120       $ 2,122(5)              --               --     $ 37,791

W. Craig Barber
  Senior Executive Vice-      1994   $185,661    $ 50,000            --                 --               --     $  3,964(3)
  President and Chief         1993   $169,165    $ 76,275            --                 --    22,500 Shares     $  3,251
  Financial Officer.........  1992   $110,523    $ 35,654            --                 --     3,000 Shares     $  2,303

James M. Grout                1994   $202,947    $ 11,000            --       1,000 Shares     6,000 Shares           --
  Division President --       1993   $155,229    $ 24,375       $ 6,103(5)              --     6,000 Shares           --
  Shoney's Restaurants(7)...  1992   $130,479    $ 41,473       $ 1,061(5)              --     4,000 Shares           --

Charles E. Porter             1994   $202,725    $ 60,128            --       1,000 Shares    25,000 Shares     $ 23,735(3)(6)
  Division President --       1993   $185,863    $ 60,128            --                 --    10,500 Shares     $ 20,198
  Captain D's (4)...........  1992   $165,289    $ 98,000            --                 --     4,500 Shares     $ 16,551

- ---------------

(1) As to "Other Annual Compensation", although executive officers receive perquisites and other personal benefits (e.g., Company furnished automobiles), the aggregate amount of such perquisites or other personal benefits does not exceed the lesser of: (a) $50,000; or (b) 10% of the annual salary and bonus for any of the persons listed in the Summary Compensation Table (the "Named Executive Officers").

(2) Awards made under the stock bonus plan vest and are distributed at the rate of 10% per year for four years and in full after five years. An employee receives no dividends and has no other rights as a shareholder with respect to shares of the Company's common stock ("Shares") awarded under the stock bonus plan until the Shares vest and are distributed to the employee. At the time Shares are distributed, the employee also receives a cash award equal to 25% of the value of the Shares then being distributed to reimburse the employee for certain taxes. In December 1987, Messrs. Arnett and Grout received awards under the stock bonus plan of 3,500 and 1,750 Shares (adjusted for the effects of the Company's 1988 recapitalization), respectively, valued, as of that date, at $21,500 and $10,750, respectively. During fiscal year 1993, 2,100 and 1,050 Shares were distributed, respectively, to Messrs. Arnett and Grout. At the time of the distribution during fiscal year 1993, the distributions were valued at $48,825 and $24,413, respectively, which resulted in their receiving tax equalization bonuses of $12,206 and $6,103, respectively, that are reflected in the Column labeled "Other Annual Compensation."
(3) Includes amounts paid pursuant to the Company's restaurant group ownership plans established in prior years, in which partnerships composed of employees have acquired up to a 30% interest in groups of restaurants. During fiscal year 1994, the amounts paid to the Named Executive
    Officers, respectively, were as follows: Mr. Henry ($25,814), Mr. Arnett ($21,410), Mr. Barber ($3,964) and Mr. Porter ($13,875).
(4) On January 13, 1995, Mr. Arnett resigned as President and Chief Operating Officer. Mr. Arnett will receive severance payments from January 20, 1995 through January 19, 1996 of approximately $27,900 per month. All payments will be less deductions for income tax withholding, FICA and any other legal requirements. The severance payments also are conditioned upon Mr. Arnett's compliance with certain non-competition and non-disclosure undertakings. On January 13, 1995, Mr. Porter was elected President of the Company.
(5) Includes tax equalization bonus paid with respect to the receipt of Shares under the Company's stock bonus plan. See footnote 2.
(6) Includes amounts accrued, but not paid, to provide for possible future payments under a salary continuation plan that covers certain present and former employees of the Company. The plan provides for payments of up to $37,500 per year for ten years following death, disability or retirement at age 55. During the fiscal year 1994, the amounts accrued, respectively, were as follows: Mr. Arnett ($1,124); and Mr. Porter ($9,860).
(7) On January 15, 1995, Mr. Grout resigned as Division President - Shoney's Restaurants. Mr. Grout will receive 26 weekly severance payments of approximately $4,400 each, beginning January 20, 1995. If at the end of that 26 week period, Mr. Grout has been unable to obtain other employment, those payments will be extended until such time as Mr. Grout obtains other employment for up to 26 additional weeks. All payments will be less deductions for income tax withholding, FICA and any other legal requirements. The severance payments also are conditioned upon Mr. Grout's compliance with certain non-disclosure undertakings.

OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information concerning stock option grants to any Named Executive Officer who was granted a stock option during fiscal year 1994:

                              INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE
- -----------------------------------------------------------------------------       VALUE AT ASSUMED
                                       % OF TOTAL                                   ANNUAL RATES OF
                       NUMBER OF        OPTIONS                                       STOCK PRICE
                      SECURITIES       GRANTED TO     EXERCISE                      APPRECIATION FOR
                      UNDERLYING       EMPLOYEES      OR BASE                         OPTION TERM
                        OPTIONS        IN FISCAL       PRICE       EXPIRATION     --------------------
       NAME           GRANTED(1)          YEAR        ($/SHARE)       DATE        5% ($)      10% ($)
- -------------------  -------------     ----------     --------     ----------     -------     --------
Mr. Grout..........   6,000 Shares        1.20%       $ 23.625       2-24-99      $39,163     $ 86,540
Mr. Porter.........  25,000 Shares        4.98%       $ 13.875      10-13-99      $95,835     $211,771

- ---------------

(1) The exercise price of the options granted is equal to the market value of the Shares on the date of grant. These options vest (become exercisable) at a cumulative rate of 20% per year and in full after four years and eight months.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     Shown below is information with respect to exercises by any Named Executive Officer during fiscal year 1994 of options to purchase Shares pursuant to the Company's stock option plans and information with respect to unexercised options to purchase Shares held by such officers as of the end of fiscal year 1994:

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                           OPTIONS HELD AT            THE-MONEY OPTIONS AT
                                                                          OCTOBER 30, 1994              OCTOBER 30, 1994
                                  SHARES ACQUIRED       VALUE        ---------------------------   ---------------------------
              NAME                ON EXERCISE (#)      REALIZED      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- --------------------------------  ---------------   --------------   -----------   -------------   -----------   -------------
Mr. Henry.......................        6,125          $ 47,359         18,000         72,000       $       0        $   0
Mr. Arnett......................           --          $     --         14,500         30,000       $  20,125        $   0
Mr. Barber......................           --          $     --         40,050         21,200       $ 160,260        $ 175
Mr. Grout.......................        7,001          $134,517         29,350         11,400       $ 184,613        $  75
Mr. Porter......................       28,000          $424,747          6,100         35,400       $   8,750        $ 250

     The Company has not awarded stock appreciation rights to any employee and has no long term incentive plans, as that term is defined in SEC regulations. Also, the Company presently has no defined benefit or actuarial plans covering any employees of the Company.

COMPENSATION OF DIRECTORS

     Each director who is also an officer of the Company receives no additional compensation for service on the Board. Directors who are not also officers of the Company receive a quarterly retainer of $4,000 in addition to $1,000 plus expenses for each meeting of the Board they attend. Members of Board committees receive $1,000 plus expenses for each committee meeting they attend.

     Also, each non-employee Director participates in the Shoney's, Inc. Directors' Stock Option Plan (the "Directors' Plan"), which was approved by the shareholders of the Company on March 19, 1991. Each non-employee Director received an option for 5,000 Shares as of June 7, 1990, the date the Board adopted the Directors' Plan. Non-employee Directors initially elected to the Board subsequent to the adoption of the Directors' Plan receive an option for 5,000 Shares upon their election to the Board. Non-employee Directors, upon the fifth anniversary of the grant of their most recent option under the Directors' Plan, will also be awarded an additional option for 5,000 Shares. As of the end of fiscal year 1994, there were eight participants under the Directors' Plan who held options covering 39,000 Shares at an exercise price of $14.875 per Share and two participants under the Directors' Plan who held options covering 10,000 Shares at an exercise price of $23.375 per Share. During 1994, there were no exercises of options for Shares granted under the Directors' Plan.

EMPLOYMENT CONTRACTS

     The Company has employment agreements with Messrs. Henry, Porter and Barber. Mr. Henry's employment agreement provides for a term from January 17, 1995 through December 31, 1996. There is no provision for renewal or extension of the term. Under the employment agreement, Mr. Henry is entitled to an annual salary of $500,000. During the term, Mr. Henry is to serve as the Company's Chairman of the Board and CEO until such time as his successor is selected, after which time he will serve as a consultant to the Company through the remainder of the term of the employment agreement.

     The employment agreements with Messrs. Porter and Barber presently provide for initial terms terminating on January 16, 1997. In addition, if a "Change in Control" (as defined in the employment agreements generally to mean acquisition of 20% or more of the Company's outstanding voting securities by any person or the occurrence of certain changes in the composition of the Board) occurs with respect to the Company, the employment terms contained in Messrs. Porter's and Barber's employment agreements are automatically extended for an additional one year term.

     Under the employment agreements, Messrs. Porter and Barber presently are entitled to base salaries in the amounts of $300,000 and $250,000, respectively, with increases to be in the sole discretion of the Board. In addition, the employment agreements provide that Messrs. Porter and Barber are entitled to annual bonuses. During 1995, these bonuses will be determined by the Human Resources and Compensation Committee of the Board (the "HRC Committee") but shall not be less than $100,000 and $50,000, respectively. Thereafter, the bonuses will be based upon a formula to be agreed upon by the employee and the Company, however, provisions have been made whereby the annual bonus shall not be less than $50,000 with respect to Mr. Porter, and $25,000 with respect to Mr. Barber.

     Under Mr. Henry's employment agreement, termination of the employee without cause will result in his receiving his salary through December 31, 1996. Under Messrs. Porter's and Barber's employment agreements, termination of the employee without cause will result in the employee's right to receive the greater of (i) the salary and bonus paid or accrued on the employee's behalf for the fiscal year of the Company immediately prior to the fiscal year in which the termination took place or (ii) the amount due the employee for salary and bonuses during the balance of the then current employment term. In addition, termination without cause entitles them to be paid a cash amount equal to the unrealized gain that they have in any unvested stock options. In the event of the termination for cause or the employee's resignation, the employee is entitled to no additional severance payments under his employment agreement and all stock options that are not vested prior to the effective date of the termination shall lapse and be void. Cause for termination includes personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, conviction of any felony or crime involving moral turpitude, material intentional breach of any provision of the employment agreement, or unsatisfactory performance by the employee of his duties as a result of alcohol or drug abuse.

     Each employment agreement terminates upon the death or disability of the employee and the employee is entitled to certain benefits in the event of a termination resulting from disability. Each employment agreement also contains a covenant by the employee not to disclose any confidential information and trade secrets of the Company. Each employment agreement also provides that, in the event of a termination of the employee's employment for cause or the employee's resignation, the employee may not compete with the Company for one year within the United States.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1994, the HRC Committee was composed of Hoover (Chairperson), Shircliff, Jackson and Rasmussen. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company's executive officers, members of the HRC Committee or entities whose executives serve on the Board or the HRC Committee that require disclosure under applicable SEC regulations.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning persons, other than officers or directors, who, as of February 7, 1995, are the beneficial owners of more than 5% of the Shares. The Company has no other class of equity securities outstanding.

                       NAME AND ADDRESS                            SHARES           PERCENT
                      OF BENEFICIAL OWNER                    BENEFICIALLY OWNED     OF CLASS
    -------------------------------------------------------  ------------------     --------
    R.L. Danner............................................       4,249,302(1)        10.26
      2 International Drive, Suite 510
      Nashville, TN 37217
    Loomis, Sayles & Company, L.P. ........................       3,824,850(2)         9.3
      One Financial Center
      Boston, MA 02111

- ---------------

(1) Includes 83,068 Shares owned by Mrs. Danner, and with respect to which she has sole voting and investment power, 72,162 Shares held in trust for Mr. Danner's grandson, over which Mr. Danner has sole voting and investment power, and 7,101 Shares held in trust for Mr. Danner's son, over which Mrs. Danner has sole voting and investment power.
(2) Includes 1,771,910 Shares over which Loomis, Sayles & Company, Inc. ("Loomis") has sole voting power. Loomis has shared power to dispose or to direct the disposition of all 3,824,850 Shares. Loomis is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. The information regarding Shares beneficially owned is based upon the latest Schedule 13G provided to the Company by Loomis.

     The following table sets forth the number of Shares held beneficially, directly or indirectly, as of February 7, 1995, by all directors and nominees for director, by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer and by all directors and executive officers as a group, together with the percentage of the outstanding Shares which such ownership represents.

                                                                                 PERCENT
                                                                                OF CLASS
                       NAME OF                            SHARES             (* DENOTES LESS
                  BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)        THAN 1%)
    ---------------------------------------------  ---------------------     ---------------
         James W. Arnett, Jr.(2).................            90,554              *
         W. Craig Barber.........................            29,409              *
         Dennis C. Bottorff......................            12,000              *
         James M. Grout(2).......................            54,755              *
         Taylor H. Henry.........................           128,018              *
         Carole F. Hoover........................             4,400              *
         Victoria B. Jackson.....................             6,094              *
         Dan W. Maddox...........................           190,614(3)           *
         Charles E. Porter.......................            30,675              *
         Wallace N. Rasmussen....................             8,110              *
         Alex Schoenbaum.........................         3,353,535(4)              8.1%
         Robert T. Shircliff.....................            55,590              *
         B. Franklin Skinner.....................             1,500              *
         James R. Thomas, II.....................             7,946              *
         Cal Turner, Jr..........................             6,000              *
         All Directors, Nominees for Director and
           Executive Officers as a Group.........         4,146,018               10.01%

- ---------------

(1) Includes Shares subject to existing stock options that are currently exercisable and convertible securities.
(2) Mr. Arnett resigned as President and Chief Operating Officer of the Company and as a member of the Board on January 13, 1995. Mr. Grout resigned as Division President -- Shoney's Restaurants on January 15, 1995.
(3) Includes 18,580 Shares held by Mrs. Maddox, and with respect to which she has sole voting and investment power. Also includes 2,200 Shares owned by a limited partnership in which he is a limited partner and 12,000 Shares owned by the Maddox Foundation. Mr. Maddox, who is 85 and has served as a member of the Board since 1971, indicated his desire to retire from the Board at the expiration of his current term and, consequently, was not presented as a nominee for election to the Board.
(4) Includes 395,342 Shares owned by Mrs. Schoenbaum, 15,055 Shares held by her as custodian for one of their children, 35,750 Shares owned by the Schoenbaum Family Foundation and 2,903,388 Shares held in trust by two banks for Mr. Schoenbaum. With respect to the Shares owned by Mrs. Schoenbaum and the Shares held by her as custodian, she has sole voting and investment power. Mr. Schoenbaum has voting and investment power with respect to 2,703,388 Shares held by one bank but has no voting and investment power as to 200,000 Shares held by the second bank as trustee. He does have a 10-year income interest in the trust holding the 200,000 Shares and the governing trust instrument presently gives Mr. Schoenbaum the ability to require the resignation of the trustee.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board and management continue to attempt to minimize "related party" transactions. During the fiscal year 1994, except as disclosed above under
Item 11 of this Annual Report on Form 10-K and as set forth below, the Company's executive officers, directors and nominees for director did not have significant business relations with the Company and none expects to have significant business relations with the Company during fiscal year 1995.

     During 1994, the Company purchased a parcel of real estate for a Shoney's Restaurant from Dan W. Maddox, a director of the Company. The purchase price, which was based upon negotiations between the Company and Mr. Maddox, was $400,000. During 1994, the prices paid by the Company for real estate for Shoney's Restaurants ranged from $150,000 to $600,000. In addition, the Company had previously attempted to purchase a parcel of real estate across the street from the Maddox property for $435,000. This transaction was reviewed and approved by the Audit Committee.




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

      3(ii), 4.2  Amended and Restated Bylaws of Shoney's, Inc., filed as Exhibit 3(ii) and 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

      4.30       Modification Agreement No. 2 dated as of June 8,
                 1994 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), Long Term Credit Bank of Japan, Limited,
                 New York Branch, Kredeitbank, N.V., New York
                 Branch and NationsBank of Tennessee, N.A., as
                 Agent, filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

      4.34 Modification Agreement No. 2 dated as of April 1, 1994 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and NationsBank of Tennessee, N.A. (formerly Sovran
                 Bank / Central South), filed as Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

      4.43 Loan Agreement dated as of December 1, 1994 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

      4.48 Modification Agreement No. 4 dated as of October 27, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      4.49       Modification Agreement No. 5 dated as of January
                 18, 1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

      10.14 Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.15 Employment Agreement dated as of January 13, 1995 between the Company and Taylor H. Henry, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.16 Employment Agreement dated as of January 17, 1995 between the Company and Charles E. Porter, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.17 Employment Agreement dated as of January 1, 1993, between the Company and W. Craig Barber.

      10.18 Severance Agreement dated as of January 13, 1995, between the Company and James W. Arnett, Jr., filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.19 Severance Agreement dated as of January 15, 1995, between the Company and James M. Grout., filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      11 Statement re: computation of earnings per share, filed as Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      21 Subsidiaries of Shoney's, Inc., filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      23 Consent of Ernst & Young LLP, independent auditors, filed as Exhibit 23 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 October 30, 1994 filed with the Commission on January
                 30, 1995.

      27 Financial Data Schedule, filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      99.1 Schedule VIII-Valuation and qualifying accounts and reserves, filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 1995.


                              SHONEY'S, INC.


                              By: /s/ W. Craig Barber
                                 --------------------------------
                                 W. Craig Barber
                                 Senior Executive Vice President
                                 and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of February, 1995.

           Signature                              Title


   /s/ Taylor H. Henry
- ----------------------------        Chairman of the Board, Chief
(Taylor H. Henry)                   Executive Officer and Director


   /s/ Charles E. Porter
- ----------------------------        President
(Charles E. Porter)


   /s/ W. Craig Barber
- ----------------------------        Senior Executive Vice President
(W. Craig Barber)                   and Chief Financial Officer


  /s/ F.E. McDaniel, Jr.
- ----------------------------        Vice President and
(F.E. McDaniel, Jr.)                Secretary/Treasurer


  /s/ Van Michael Payne
- ----------------------------        Vice President and Controller
(Van Michael Payne)


  /s/ Dennis C. Bottorff
- ----------------------------       Director
(Dennis C. Bottorff)

  /s/ Carole F. Hoover
- ----------------------------        Director
(Carole F. Hoover)


  /s/ Victoria B. Jackson
- ----------------------------        Director
(Victoria B. Jackson)



- ----------------------------        Director
(Dan W. Maddox)


  /s/ Wallace N Rasmussen
- ----------------------------        Director
(Wallace N. Rasmussen)


  /s/ Alex Schoenbaum
- ----------------------------        Director
(Alex Schoenbaum)


  /s/ Robert T. Shircliff
- ----------------------------        Director
(Robert T. Shircliff)


  /s/ B. Franklin Skinner
- ----------------------------        Director
(B. Franklin Skinner)


  /s/ James R. Thomas, II
- ----------------------------        Director
(James R. Thomas, II)


  /s/ Cal Turner, Jr.
- ----------------------------        Director
(Cal Turner, Jr.)