Form 10-Q
period 1995-02-19
SHONEYS INC
filed 1995-04-05
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended February 19, 1995

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


As of March 19, 1995, there were 41,410,188 shares of Shoney's, Inc. $1 par value common stock outstanding.

==================================================================
                                          PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                          SHONEY'S, INC. AND SUBSIDIARIES
                                        Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                     February 19,           October 30,
                                                                        1995                    1994
                                                                   ---------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   3,651,200           $   4,229,784
  Notes and accounts receivable, less allowance for doubtful
     accounts of $1,639,000 in 1995 and $1,276,000 in 1994            17,092,655              16,541,039
  Inventories                                                         33,535,475              37,434,318
  Deferred income taxes and other current assets                      28,111,403              27,676,167
  Net current assets of discontinued operations                        9,695,448               8,690,783
                                                                     -----------             -----------
     Total current assets                                             92,086,181              94,572,091

Property, plant and equipment, at cost                               668,744,239             656,002,252
Less accumulated depreciation and amortization                      (269,620,025)           (262,824,928)
                                                                     -----------             -----------
    Net property, plant and equipment                                399,124,214             393,177,324

Other assets:
  Net non-current assets of discontinued operations                   57,718,406              56,836,660
  Deferred charges and other intangible assets                         7,047,443               6,512,591
  Other assets                                                         5,357,746               5,631,788
                                                                     -----------             -----------
     Total other assets                                               70,123,595              68,981,039
                                                                     -----------             -----------
                                                                   $ 561,333,990           $ 556,730,454
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 $  28,127,031           $  41,789,157
  Federal and state income taxes                                       1,727,717               3,764,329
  Other accrued liabilities                                           63,276,022              60,805,868
  Reserve for litigation settlement                                   23,206,977              23,803,836
  Debt and capital lease obligations due within one year              78,548,968              66,599,140
                                                                     -----------             -----------
     Total current liabilities                                       194,886,715             196,762,330

Long-term senior debt and capital lease obligations                  327,194,960             332,486,107
Zero coupon subordinated convertible debentures                       82,893,899              80,790,563
Reserve for litigation settlement                                     56,328,634              61,673,834

Deferred credits:
  Income taxes                                                        16,784,405              15,477,405
  Income and other liabilities                                         6,854,895               6,304,456

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized 100,000,000 shares;
       issued 41,405,113 in 1995 and 41,185,290 in 1994               41,405,113              41,185,290
  Additional paid-in capital                                          59,780,954              57,509,644
  Retained earnings (deficit)                                       (224,795,585)           (235,459,175)
                                                                     -----------             -----------
     Total shareholders' equity (deficit)                           (123,609,518)           (136,764,241)
                                                                     -----------             -----------
                                                                   $ 561,333,990           $ 556,730,454
                                                                     ===========             ===========

            See notes to consolidated condensed financial statements.

                                    SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                                               (Unaudited)

                                                                            Sixteen Weeks Ended
                                                                    February 19,         February 20,
                                                                       1995                  1994
                                                                  ---------------       --------------
Revenues
  Net sales                                                        $ 284,547,192         $ 284,513,389
  Franchise fees                                                       7,081,919             7,738,313
  Other income                                                         1,579,812             4,908,252
                                                                     -----------           -----------
                                                                     293,208,923           297,159,954

Costs and expenses
 Cost of sales                                                       251,750,161           250,846,884
 General and administrative expenses                                  17,684,198            17,258,899
 Interest expense                                                     12,166,539            13,458,540
 Restructuring expenses                                                  558,325
                                                                     -----------           -----------
     Total costs and expenses                                        282,159,223           281,564,323

Income from continuing operations before income taxes and
    cumulative effect of change in accounting principle               11,049,700            15,595,631

Provision for income taxes                                             4,199,000             5,848,000
                                                                     -----------           -----------
Income from continuing operations before cumulative
    effect of change in accounting principle                           6,850,700             9,747,631

Income from discontinued operations, net of tax                        3,812,890             4,456,411

Cumulative effect of change in accounting for income taxes                                   4,468,386
                                                                     -----------           -----------

Net income                                                         $  10,663,590         $  18,672,428
                                                                     ===========           ===========
Earnings per common share
     Primary:
        Income from continuing operations before cumulative
          effect of change in accounting principle                        $ 0.17                $ 0.24
        Income from discontinued operations, net of tax                     0.09                  0.11
        Cumulative effect of change in accounting for income taxes                                0.11
                                                                            ----                  ----
        Net income                                                        $ 0.26                $ 0.45
                                                                            ====                  ====
     Fully diluted:
        Income from continuing operations before cumulative
          effect of change in accounting principle                        $ 0.17                $ 0.24
        Income from discontinued operations, net of tax                     0.09                  0.10
        Cumulative effect of change in accounting for income taxes                                0.10
                                                                            ----                  ----
        Net income                                                        $ 0.26                $ 0.43
                                                                            ====                  ====
Weighted average shares outstanding
     Primary                                                          41,401,040            41,287,317
     Fully diluted                                                    41,401,040            46,526,938

Common shares outstanding                                             41,405,113            41,048,262

Dividends per share                                                      NONE                  NONE

            See notes to consolidated condensed financial statements.

                               SHONEY'S, INC. AND SUBSIDIARIES
                       Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                             Sixteen Weeks Ended
                                                      February 19,         February 20,
                                                          1995                  1994
                                                     --------------        -------------
Operating activities
  Net income                                          $  10,663,590        $  18,672,428
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Income from discontinued
           operations, net of tax                        (3,812,890)          (4,456,411)
       Depreciation and amortization                     12,367,810           11,620,488
       Amortization of deferred charges
           and other non-cash charges                     2,786,544            3,534,203
       Gain on marketable securities
          and sale of other assets                         (783,950)          (2,781,051)
       Cumulative effect of change
           in accounting for income taxes                                     (4,468,386)
       Change in deferred income taxes                    1,307,000            1,704,200
       Changes in operating assets and
           liabilities                                   (2,532,385)          (2,112,325)
                                                         ----------           ----------
           Net cash provided by continuing
             operating activities                        19,995,719           21,713,146
           Net cash provided by discontinued
             operating activities                         5,368,484            7,201,778
                                                         ----------           ----------
           Net cash provided by operating activities     25,364,203           28,914,924


Investing activities
  Cash required for property, plant and equipment       (24,126,005)         (24,324,145)
  Cash required for assets held for sale                 (3,431,135)          (4,422,330)
  Proceeds from disposal of property, plant
    and equipment                                           693,520            1,511,161
  Cash required for other assets                           (378,963)                (613)
                                                         ----------           ----------
           Net cash used by investing activities        (27,242,583)         (27,235,927)


Financing activities
  Payments on long-term debt and
    capital lease obligations                           (32,876,787)            (586,340)
  Proceeds from long-term debt                           28,000,000
  Net proceeds from short-term borrowings                11,926,000            5,360,000
  Payments on litigation settlement                      (5,942,059)          (6,963,024)
  Cash required for debt issue costs                       (874,276)            (345,198)
  Proceeds from exercise of employee stock options        1,066,918            2,187,933
                                                         ----------           ----------
           Net cash provided (used)
              by financing activities                     1,299,796             (346,629)
                                                         ----------           ----------
  Change in cash                                      $    (578,584)       $   1,332,368
                                                         ==========           ==========



           See notes to consolidated condensed financial statements.

                     SHONEY'S, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
                          February 19, 1995
                             (Unaudited)

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

The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1995 presentation.

Operating results for the sixteen week period ended February 19, 1995 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October
29, 1995.


NOTE 2 -- DISCONTINUED OPERATIONS

On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization includes the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. The divestiture process is expected to be completed by January 1996.

For the quarter ended February 19, 1995, the discontinued businesses represented 13.3% of consolidated net property, plant and equipment, 13.0% of consolidated revenues, and 20.9% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization will be accrued as they are incurred. However, the Company expects the net result of the divestitures and the restructuring will be a gain once the sales are consummated.

Severance pay of $.5 million incurred as a result of the management reorganization was included in restructuring expenses in the first quarter of 1995. There were no comparable expenses in the first quarter of 1994.

For financial reporting purposes, the results of operations of the lines of business to be divested have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation.

NOTE 3 - CHANGES IN ACCOUNTING POLICIES

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


NOTE 4 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. For the first quarter of 1994, fully diluted earnings per share also includes the assumed conversion of the zero coupon subordinated convertible debentures. This calculation adjusts earnings for interest that would not be paid if the debentures were converted. The primary and fully diluted earnings per share for the first quarter of 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. No consideration was given to the convertible debentures for this quarter as they had an anti-dilutive effect.


NOTE 5 - INCOME TAXES

Income taxes for the sixteen week period ended February 19, 1995 and February 20, 1994 were provided based on the Company's estimate of its effective tax rates (38.0% and 37.5%, respectively) for the entire respective fiscal years. The Company's estimate of its effective tax rate for the 1995 fiscal year increased from 1994 due primarily to the expiration of the Targeted Jobs Tax Credit in December 1994. The statutory federal income tax rate was 35% for both periods presented.

Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 3). As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adoption of the Statement increased deferred tax assets and net income by $4.5 million or $.10 per common share. This amount was reflected in the first quarter of fiscal 1994 as the cumulative effect of a change in accounting for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 30, 1994 are as follows:


     Deferred tax assets:
         Reserve for lawsuit settlement         $ 31,420,209
         Reserves for self insurance               9,449,874
         Other - net                               4,287,636
                                                  ----------
              Deferred tax assets - net           45,157,719
                                                  ----------

      Deferred tax liabilities:
         Tax over book depreciation               19,244,064
         Capital contribution                     22,501,840
         Other - net                               1,067,275
                                                  ----------
           Deferred tax liability                 42,813,179
                                                  ----------
              Net deferred tax asset            $  2,344,540
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


NOTE 6 - SENIOR DEBT

Debt and capital lease obligations due within one year includes $60 million of senior debt-fixed rate which is due in April 1995 and is collateralized by certain land and buildings. As of February 19, 1995, this indebtedness had a fixed rate of interest (9.78%) to maturity in April 1995. The Company has interest rate swap agreements, which expire at varying dates to April 1995, which effectively convert the interest rate on this indebtedness to 6.3%.

In July 1993, the Company entered into a $125 million reducing revolving credit facility with a syndicate of financial institutions. The facility had a four year, three month term expiring October 22, 1997, with reductions in the aggregate credit facility beginning in 1995. All material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 107 of the Company's restaurant properties) have been pledged as collateral for the facility. The interest rate for this facility was at floating rates (the London Interbank Offered Rate ("LIBOR") plus 2%).

During the third quarter of fiscal 1994, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate remained at LIBOR plus 2% and the maturity was extended to October 1999. The
Company redeemed the $145.7 million of 12% subordinated debentures at par on July 2, 1994. At February 19, 1995, the Company had borrowed $207.5 million under this facility and the interest rate was 8.2%.

The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants.

NOTE 7 - RESERVE FOR LITIGATION SETTLEMENT

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

During 1994, the Company obtained an IRS private letter ruling which clarified that certain portions of the settlement payments were not subject to federal payroll taxes that had been previously accrued by the Company. The reserve for litigation settlement was reduced by $1.7 million in the fourth quarter of fiscal 1994 to adjust for this change in estimate for accrued payroll taxes due on the settlement.

NOTE 8 - LITIGATION

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


NOTE 9 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

Effective February 16, 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge") in exchange for 90,909 common shares of ShoLodge. The shares received were recorded at their fair value on the date of the transaction of approximately $2.4 million resulting in a gain of $1.7 million in the quarter ended February 20, 1994. The ShoLodge common shares were classified as trading securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 3). The change in fair value of the ShoLodge common shares subsequent to the transaction is reflected in the results of operations.

The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. In connection with the sale of the Company's minority motel interests described in the preceding paragraph, the Company received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities during the first quarters of 1994 and 1995 and adjusted to their fair value. The resulting gains of approximately $1.1 million in the first quarter of 1994 and $.8 million in the first quarter of 1995 were reflected in the results of operations.

Once classified as a trading security, the warrants are carried at fair value with increases and decreases in fair value reflected in the results of operations. The fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company as of the beginning of the first quarter of 1995 declined by approximately $81,000 during the quarter. The fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $5.6 million at February 19, 1995. Subsequent to February 19, 1995, the fair value of the ShoLodge common stock (and the related warrants classified as trading securities) declined significantly. As of March 30, 1995, the fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $3.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The first quarters of fiscal 1995 and 1994 covered periods of sixteen weeks.

         On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization includes the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. The divestiture process is progressing on schedule and is expected to be completed by January, 1996.

         For financial reporting purposes, the results of operations of the lines of business to be divested have been treated as discontinued operations in the accompanying financial statements and are presented net of related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation.

         For the quarter ended February 19, 1995, the discontinued lines of business represented 13.3% of consolidated net property, plant and equipment, 13.0% of consolidated revenues and 20.9% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization will be accrued as they are incurred. However, the Company expects the net result of the divestitures and the restructuring will be a gain once the sales of these lines of business are consummated.

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

         Since the reorganization announcement, the Company has focused on development of the performance improvement plan for the Shoney's Restaurant concept. The performance improvement plan is focusing on all aspects of restaurant operations and restaurant support functions including commissary operations, purchasing and general corporate services. The Shoney's Restaurants had declines in comparable store sales and resulting lower operating margins in the first quarter of 1995. The Company anticipates Shoney's Restaurants operating margins will be lower until the benefits of the performance improvement plan begin to have a positive effect on comparable store sales and operating margins.

         Revenues from continuing operations for the first quarter of 1995 decreased 1.3% ($4.0 million) to $293.2 million as compared to the first quarter of 1994. An analysis of the decrease in revenues is shown below.

                                          16 Weeks Ended
                                          Feb. 19, 1995
                                           $  Millions
                                          --------------
          Restaurant revenue                  $ 6.7
          Commissary and other sales           (6.7)
          Franchise fees                        (.7)
          Other income                         (3.3)
                                               ----
                                              $(4.0)
                                               ====

         The Company's continuing operations opened 11 restaurants during the first quarter of 1995, including ten Shoney's and one Barbwires, and closed two Shoney's units. Franchisees for the Company's continuing operations opened 6 units during the quarter and closed 26 units (including six units purchased by the Company). Comparable store sales of restaurants in the Company's continuing operations decreased 1.3%, including a menu price increase of .7%.

         Commissary sales decreased 10% ($5.5 million) during the first quarter of 1995 as compared to the first quarter of 1994. When compared to restaurant sales, these sales have a higher percentage of food costs and a lower percentage of operating expenses. There is no restaurant labor associated with these sales. Franchise fees relating to the Company's continuing operations also declined $.7 million or 8% in the first quarter of 1995 compared to the prior year. The decreases in Commissary sales and franchise fees during first quarter of 1995 are primarily the result of a net decrease in franchised restaurants relating to the Company's continuing operations and a decline in comparable store sales at franchised restaurants of the Shoney's concept.

         Other income decreased $3.3 million in the first quarter of 1995 as compared with the first quarter of 1994 as the result of several factors. During 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge"). The sale resulted in a $1.7 million gain, which was included in other income in the first quarter of 1994. In conjunction with this sale, the Company also received future registration rights for shares of ShoLodge stock that may be acquired by the Company upon the exercise of certain warrants that it owns. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities and adjusted to fair value resulting in a gain of $1.1 million which was included in other income in the first quarter of 1994 (see Note 9--Sale of Shoney's Lodging, Inc. and Related Investments). In addition, during the first quarter of 1994, the Company received $.9 million from the settlement of certain class action securities litigation against RJR Nabisco, Inc. and others.

         Cost of sales for continuing operations for the first quarter of 1995 increased $.9 million over the same quarter in 1994 and as a percentage of revenues were 85.9% in 1995 as compared to 84.4% in 1994. The decline in revenues from 1994 to 1995 impacted the comparison as a percentage of revenues. If 1994 franchise fees and other income were equal to the 1995 amounts, 1994 cost of sales would have been 85.6%. Food and supplies decreased as a percentage of revenues due to the decline in sales and lower cost of sales in the Commissary division. Restaurant labor increased as a percentage of revenues because of the decline in Commissary sales (which have no restaurant labor in cost of sales) and higher labor cost at the restaurant level. Operating expenses increased as a percentage of revenues primarily due to higher depreciation expense and other costs related to the extensive remodeling program for Shoney's Restaurants coupled with a decline in comparable store sales.

         General and administrative expenses increased as a percentage of revenues from 5.8% in the first quarter of 1994 to 6.0% in the first quarter of 1995. This increase was primarily due to higher consulting fees related to the Shoney's Restaurant performance improvement program which are included in general and administrative costs.

         Restructuring charges of $ .6 million in the first quarter of 1995 were principally related to severance pay incurred as part of the Company's overall restructuring plan. Other restructuring charges will be accrued as they are incurred or when they can be reasonably estimated.

         Interest expense for the first quarter of 1995 declined approximately $1.3 million due to lower effective interest rates ($.8 million) and a decline in the average debt outstanding ($.5 million).

         The effective income tax rates for the first quarter of 1995 and 1994 were 38% and 37.5%, respectively. The increase in the effective tax rate for fiscal 1995 is primarily due to the expiration of the Targeted Jobs Tax Credit in December 1994. Effective November
1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 3--Changes in Accounting Policies). As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adoption of the Statement in the first quarter of 1994 was to increase deferred tax assets and net income by $4.5 million or $.10 per common share.

         Following the reorganization announcement in January, management elected to complete construction of new restaurants in process for the restaurant concepts to be divested. The Company opened two Pargo's restaurants in the first quarter and will open one additional Pargo's in the second quarter. Revenues of the discontinued operations increased 4% as a result of the additional store openings and was partially offset by comparable store sales declines in the divested restaurant concepts. Net income from discontinued operations declined 14% principally due to lower operating margins for Lee's Famous Recipe and Mike Rose Foods, Inc.

         Cash provided from continuing operations decreased $1.7 million to $20.0 million for the first quarter of 1995 compared to $21.7 million for the first quarter of 1994. This decrease was due primarily to a reduction in net income, after adjustments for non-cash gains in 1994. Cash used by investing activities in 1995 was comparable to 1994 as the cash expenditures for property, plant and equipment were consistent in each year. Cash from discontinued operations was $1.8 million lower in 1995 as compared to $7.2 million in 1994 due primarily to a reduction in net income and higher inventory for the discontinued operations.

         Significant financing activities in the first quarter of 1995 included completion of a $28 million mortgage financing, a $5.4 million increase in short-term borrowings under the Company's unsecured lines of credit, along with payments of $5.9 million under the terms of the litigation settlement (see Note 7--Reserve for Litigation Settlement), and $32.5 million on the Company's $270 million Reducing Revolving Credit Facility ("Revolver"). The Company had borrowed $207.5 million under the Revolver on February 19, 1995.

         At February 19, 1995, the Company had cash and cash equivalents of approximately $3.7 million and unsecured lines of credit totalling $30 million under which the Company had borrowings of $15.8 million outstanding. Capital expenditures for fiscal 1995 are expected to be approximately $80 million including expenditures committed for restaurants properties included in net assets of discontinued operations. The Company expects to meet its needs for debt service, capital expenditures (excluding those for land and buildings which are expected to be met through mortgage financing arrangements), the payments required by the settlement of the class action litigation and general corporate purposes through cash generated by the Company's operations and from the Company's Revolver (see Note 6--Senior
Debt).

                    PART II- OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

     Item 3 of Amendment No. 1 to the Company's Annual Report on
Form 10-K, filed with the Commission on February 27, 1995 is incorporated herein by this reference. See also Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 8-9 of this Quarterly Report on Form 10-Q.

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

      10.17 Employment Agreement dated as of January 17, 1995, between the Company and W. Craig Barber, filed as Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on February 27, 1995, and incorporated herein by this reference.

      11         Statement regarding computation of per share earnings.

      27         Financial Data Schedule.

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

                                       SHONEY'S, INC.


Date: April 5, 1995                    By:/s/ W. Craig Barber
                                         ---------------------------
                                          W. Craig Barber
                                          Senior Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)