Form 10-Q
period 1995-05-14
SHONEYS INC
filed 1995-06-28
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended May 14, 1995

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


As of June 23, 1995, there were 41,461,213 shares of Shoney's, Inc. $1 par value common stock outstanding.

==================================================================
                                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                          SHONEY'S, INC. AND SUBSIDIARIES
                                        Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                       May 14,              October 30,
                                                                        1995                    1994
                                                                   ---------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   5,028,346           $   4,229,784
  Notes and accounts receivable, less allowance for doubtful
     accounts of $1,681,000 in 1995 and $1,276,000 in 1994            13,779,110              16,541,039
  Inventories                                                         35,682,872              37,434,318
  Deferred income taxes and other current assets                      26,180,257              27,676,167
  Net current assets of discontinued operations                        9,792,141               8,690,783
                                                                     -----------             -----------
     Total current assets                                             90,462,726              94,572,091

Property, plant and equipment, at cost                               673,916,912             656,002,252
Less accumulated depreciation and amortization                      (277,431,623)           (262,824,928)
                                                                     -----------             -----------
    Net property, plant and equipment                                396,485,289             393,177,324

Other assets:
  Net non-current assets of discontinued operations                   58,175,106              56,836,660
  Deferred charges and other intangible assets                         6,674,225               6,512,591
  Other assets                                                         5,624,250               5,631,788
                                                                     -----------             -----------
     Total other assets                                               70,473,581              68,981,039
                                                                     -----------             -----------
                                                                   $ 557,421,596           $ 556,730,454
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 $  29,770,840           $  41,789,157
  Federal and state income taxes                                       3,758,427               3,764,329
  Other accrued liabilities                                           68,944,101              60,805,868
  Reserve for litigation settlement                                   23,742,816              23,803,836
  Debt and capital lease obligations due within one year              12,430,427              66,599,140
                                                                     -----------             -----------
     Total current liabilities                                       138,646,611             196,762,330

Long-term senior debt and capital lease obligations                  374,571,561             332,486,107
Zero coupon subordinated convertible debentures                       84,494,241              80,790,563
Reserve for litigation settlement                                     50,042,434              61,673,834

Deferred credits:
  Income taxes                                                        17,825,405              15,477,405
  Income and other liabilities                                         6,616,156               6,304,456

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized 100,000,000 shares;
       issued 41,446,671 in 1995 and 41,185,290 in 1994               41,446,671              41,185,290
  Additional paid-in capital                                          60,080,500              57,509,644
  Retained earnings (deficit)                                       (216,301,983)           (235,459,175)
                                                                     -----------             -----------
     Total shareholders' equity (deficit)                           (114,774,812)           (136,764,241)
                                                                     -----------             -----------
                                                                   $ 557,421,596           $ 556,730,454
                                                                     ===========             ===========

            See notes to consolidated condensed financial statements.

                                    SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                                               (Unaudited)

                                                                        Twenty-eight Weeks Ended
                                                                      May 14,               May 15,
                                                                       1995                  1994
                                                                  ---------------       --------------
Revenues
  Net sales                                                        $ 519,103,883         $ 519,252,847
  Franchise fees                                                      12,750,220            13,706,509
  Other income                                                           901,466             6,231,167
                                                                     -----------           -----------
                                                                     532,755,569           539,190,523

Costs and expenses
 Cost of sales                                                       457,280,912           449,382,342
 General and administrative expenses                                  32,245,926            29,814,304
 Interest expense                                                     21,600,374            23,555,642
 Restructuring expenses                                                1,699,873
                                                                     -----------           -----------
     Total costs and expenses                                        512,827,085           502,752,288

Income from continuing operations before income taxes and
    cumulative effect of change in accounting principle               19,928,484            36,438,235

Provision for income taxes                                             7,573,000            13,670,000
                                                                     -----------           -----------
Income from continuing operations before cumulative
    effect of change in accounting principle                          12,355,484            22,768,235

Income from discontinued operations, net of tax                        6,801,708             8,300,484

Cumulative effect of change in accounting for income taxes                                   4,468,386
                                                                     -----------           -----------

Net income                                                         $  19,157,192         $  35,537,105
                                                                     ===========           ===========
Earnings per common share
     Primary:
        Income from continuing operations before cumulative
          effect of change in accounting principle                        $ 0.30                $ 0.55
        Income from discontinued operations                                 0.16                  0.20
        Cumulative effect of change in accounting for income taxes                                0.11
                                                                            ----                  ----
        Net income                                                        $ 0.46                $ 0.86
                                                                            ====                  ====
     Fully diluted:
        Income from continuing operations before cumulative
          effect of change in accounting principle                        $ 0.30                $ 0.53
        Income from discontinued operations                                 0.16                  0.18
        Cumulative effect of change in accounting for income taxes                                0.10
                                                                            ----                  ----
        Net income                                                        $ 0.46                $ 0.81
                                                                            ====                  ====
Weighted average shares outstanding
     Primary                                                          41,447,375            41,329,524
     Fully diluted                                                    41.447,375            46,559,701

Common shares outstanding                                             41,446,671            41,126,018

Dividends per share                                                      NONE                  NONE

            See notes to consolidated condensed financial statements.

                                    SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                                               (Unaudited)

                                                                          Twelve Weeks Ended
                                                                      May 14,               May 15,
                                                                       1995                  1994
                                                                  ---------------       --------------
Revenues
  Net sales                                                        $ 234,556,691         $ 234,739,458
  Franchise fees                                                       5,668,301             5,968,196
  Other income                                                          (678,346)            1,322,915
                                                                     -----------           -----------
                                                                     239,546,646           242,030,569

Costs and expenses
 Cost of sales                                                       205,530,751           198,535,458
 General and administrative expenses                                  14,561,728            12,555,405
 Interest expense                                                      9,433,835            10,097,102
 Restructuring expenses                                                1,141,548
                                                                     -----------           -----------
     Total costs and expenses                                        230,667,862           221,187,965

Income from continuing operations before income taxes                  8,878,784            20,842,604

Provision for income taxes                                             3,374,000             7,822,000
                                                                     -----------           -----------
Income from continuing operations                                      5,504,784            13,020,604

Income from discontinued operations, net of tax                        2,988,818             3,844,073
                                                                     -----------           -----------

Net income                                                         $   8,493,602         $  16,864,677
                                                                     ===========           ===========
Earnings per common share
     Primary:
        Income from continuing operations                                 $ 0.13                $ 0.31
        Income from discontinued operations                                 0.07                  0.09
                                                                            ----                  ----
        Net income                                                        $ 0.20                $ 0.41
                                                                            ====                  ====
     Fully diluted:
        Income from continuing operations                                 $ 0.13                $ 0.30
        Income from discontinued operations                                 0.07                  0.08
                                                                            ----                  ----
        Net income                                                        $ 0.20                $ 0.38
                                                                            ====                  ====
Weighted average shares outstanding
     Primary                                                          41.521,552            41,430,511
     Fully diluted                                                    41,521,552            46,649,849

Common shares outstanding                                             41,446,671            41,126,018

Dividends per share                                                      NONE                  NONE

            See notes to consolidated condensed financial statements.

                               SHONEY'S, INC. AND SUBSIDIARIES
                       Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                           Twenty-eight Weeks Ended
                                                         May 14,               May 15,
                                                          1995                  1994
                                                     --------------        -------------
Operating activities
  Net income                                          $  19,157,192        $  35,537,105
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Income from discontinued
           operations, net of tax                        (6,801,708)          (8,300,484)
       Depreciation and amortization                     22,036,680           20,433,315
       Amortization of deferred charges
           and other non-cash charges                     4,019,970            5,831,327
       Realized and unrealized loss (gain)
           on marketable securities and
           sale of other assets                           1,491,837           (2,928,040)
       Cumulative effect of change
           in accounting for income taxes                                     (4,468,386)
       Change in deferred income taxes                    2,348,000            3,728,000
       Changes in operating assets and
           liabilities                                    7,645,008            6,208,892
                                                         ----------           ----------
           Net cash provided by continuing
             operating activities                        49,896,979           56,041,729
           Net cash provided by discontinued
             operating activities                         9,841,521           12,635,412
                                                         ----------           ----------
           Net cash provided by operating activities     59,738,500           68,677,141


Investing activities
  Cash required for property, plant and equipment       (33,015,586)         (40,860,606)
  Cash required for assets held for sale                 (5,453,866)          (7,768,312)
  Proceeds from disposal of property, plant
    and equipment                                         2,921,604            2,088,190
  Cash required for other assets                           (356,967)             (30,635)
                                                         -----------          ----------
           Net cash used by investing activities        (35,904,815)         (46,571,363)


Financing activities
  Payments on long-term debt and
    capital lease obligations                           (94,610,725)         (51,638,709)
  Proceeds from long-term debt                           78,000,000           50,000,000
  Net proceeds from (payments on)
    short-term borrowings                                 4,918,000           (6,492,000)
  Payments on litigation settlement                     (11,692,420)         (13,296,640)
  Cash required for debt issue costs                     (1,005,342)            (583,923)
  Proceeds from exercise of employee stock options        1,355,364            2,883,344
                                                         ----------           ----------
           Net cash used by
              financing activities                      (23,035,123)         (19,127,928)
                                                         ----------           ----------
  Increase in cash                                    $     798,562        $   2,977,850
                                                         ==========           ==========


           See notes to consolidated condensed financial statements.

                     SHONEY'S, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
                             May 14, 1995
                             (Unaudited)


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

Operating results for the twelve and twenty-eight week periods ended May 14, 1995 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 29, 1995.


NOTE 2 - DISCONTINUED OPERATIONS AND RESTRUCTURING

On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization includes the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. The divestiture process is expected to be completed by the end of fiscal 1995.

For the quarter ended May 14, 1995, the discontinued businesses represented 12.8% of consolidated net property, plant and equipment, 13.0% of consolidated revenues, and 20.9% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization will be accrued as they are incurred. However, the Company expects the net result of the divestitures and the restructuring will be a gain once the sales are consummated.

Severance pay of $1.1 million incurred as a result of the management reorganization was included in restructuring expenses in the second quarter of 1995. Severance pay of $1.5 million was included in restructuring expenses for the twenty-eight weeks ended May 14, 1995. There were no comparable expenses in the first or second quarters of 1994.

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


NOTE 4 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. For the second quarter and first half of 1994, fully diluted earnings per share also includes the assumed conversion of the zero coupon subordinated convertible debentures. This calculation adjusts earnings for interest that would not be paid if the debentures were converted. The primary and fully diluted earnings per share for the second quarter and first half of 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. No consideration was given to the convertible debentures for either the second quarter or first half of 1995 as they had an anti-dilutive effect.


NOTE 5 - INCOME TAXES

Income taxes for the twelve and twenty-eight week periods ended May 14, 1995 and May 15, 1994 were provided based on the Company's estimate of its effective tax rates (38.0% and 37.5%, respectively) for the entire respective fiscal years. The Company's estimate of its effective tax rate for the 1995 fiscal year increased from 1994 due primarily to the expiration of the Targeted Jobs Tax Credit in December 1994. The statutory federal income tax rate was 35% for both periods presented.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 30, 1994 were as follows:


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

During the third quarter of fiscal 1994, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate remained at LIBOR plus 2% and the maturity was extended to October 1999. The Company redeemed the $145.7 million of 12% subordinated debentures at par on July 2, 1994. At May 14, 1995, the Company had borrowed $257.5 million under this facility and the interest rate was 8.2%.

Senior fixed rate debt of $60 million was due April 22, 1995 and was retired through additional borrowing under the Company's reducing revolving credit facility ($50 million) and from cash provided by operating activities ($10 million).

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

The Company also is a defendant in a federal court suit filed on December 30, 1994 by two plaintiffs who are franchisees of six Shoney's Restaurants. The complaint alleges that the Company imposes a "tying" arrangement by requiring Shoney's Restaurant franchisees to purchase their food products from the Company's commissary by not providing product specifications in order to select alternative vendors. They further allege that the Company has engaged in fraud, breach of contract, and violations of the Tennessee Consumer Protection Act regarding the establishment and operation of the Shoney's Restaurant cooperative advertising program. One of the plaintiffs also individually asserts a breach of contract claim regarding a franchise territory transfer. The complaint does not specify the amount of damages sought; however, the plaintiffs seek treble damages for both their anti-trust claims and Tennessee Consumer Protection Act claims. They also seek punitive damages on their fraud claim.

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

The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. In connection with the sale of the Company's minority motel interests described in the preceding paragraph, the Company received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities during the first two quarters of both 1994 and 1995 and adjusted to their fair value. The resulting gains of approximately $1.1 million and $.6 million in the first and second quarters of 1994, respectively, and gains of approximately $.9 million and $.2 million in the first and second quarters of 1995, respectively, are reflected in the results of operations.

Once classified as a trading security, the warrants are carried at fair value with increases and decreases in fair value reflected in the results of operations. The fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company declined by approximately $81,000 during the first quarter and by approximately $2.5 million during the second quarter of 1995. The fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $3.3 million at May 14, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The second quarter and first half of both fiscal 1995 and 1994 covered periods of twelve and twenty-eight weeks, respectively.

         On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization includes the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. The divestiture process is progressing on schedule and is expected to be completed by the end of fiscal 1995.

         For financial reporting purposes, the results of operations of the lines of business to be divested have been treated as discontinued operations in the accompanying financial statements and are presented net of related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation.

         For the first half of fiscal 1995, the discontinued lines of business represented 12.8% of consolidated net property, plant and equipment, 13.0% of consolidated revenues and 20.9% of consolidated earnings before interest and taxes if the Company had not adopted the discontinued operations accounting treatment. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization will be accrued as they are incurred. However, the Company expects the net result of the divestitures and the restructuring will be a gain once the sales of these lines of business are consummated.

         Under the terms of the Company's various lending agreements, proceeds from the divestitures of these businesses generally would be required to be used to reduce the Company's existing senior indebtedness. In connection with the divestiture process, the Company intends to request modifications to certain of its credit agreements that, if approved by its lenders, would permit the Company to utilize the divestiture proceeds to (1) fund the planned improvements and growth of the Shoney's Restaurants and (2) retire existing senior indebtedness.


         Since the reorganization announcement, the Company has focused on development of the performance improvement plan for the Shoney's Restaurant concept. The performance improvement plan is focusing on all aspects of restaurant operations and restaurant support functions including distribution, purchasing, restaurant development and general corporate services. The Shoney's Restaurants had declines in comparable store sales and resulting lower operating margins in both the second quarter and first half of fiscal 1995 when compared to fiscal 1994. The Company anticipates Shoney's Restaurants operating margins will be less than the prior year for the remainder of fiscal 1995, or until the benefits of the performance improvement plan begin to have a positive effect on comparable store sales and operating margins.

         Revenues from continuing operations for the second quarter of fiscal 1995 decreased 1.0% ($2.4 million) to $239.5 million as compared to the first quarter of fiscal 1994. For the first half of fiscal 1995, revenues from continuing operations decreased 1.2% ($6.4 million) to $532.7 million as compared to the same period of fiscal 1994. An analysis of the decrease in revenues is shown below.

                                  12 Weeks Ended         28 Weeks Ended
                                   May 14, 1995           May 14, 1995
                                    $ Millions             $ Millions
                                  --------------         -------------
Restaurant revenue                   $  6.1                 $ 12.8
Commissary and other sales             (6.2)                 (12.9)
Franchise fees                         ( .3)                  (1.0)
Other Income                           (2.0)                  (5.3)
                                      -----                  ------
                                     $ (2.4)                $ (6.4)
                                      =====                  ======

         The Company's continuing operations opened 13 restaurants during the first half of fiscal 1995, including 11 Shoney's and two Barbwires, and closed three Shoney's units. Franchisees for the Company's continuing operations opened 10 units during the first half of fiscal 1995 and closed 45 units (including six units purchased by the Company). Sixteen of the franchise closures were related to the Chicago-area Shoney's Restaurant franchisee which had filed for Chapter 11 bankruptcy. Comparable store sales of Company-owned restaurants in the Company's continuing operations decreased 1.3% for the second quarter, including a menu price increase of .1%. For the first half of fiscal 1995, comparable store sales of Company-owned restaurants in the Company's continuing operations declined 1.2%, including a menu price increase of .4%.

         Commissary sales decreased 13% ($6.1 million) and 11% ($11.6 million), respectively, during the second quarter and first half of 1995 as compared to the corresponding periods of 1994. When compared to restaurant sales, these sales have a higher percentage of food costs and a lower percentage of operating expenses. There is no restaurant labor associated with these sales. Franchise fees relating to the Company's continuing operations (Shoney's and Captain D's restaurants) also declined $.3 million (5%) and $1.0 million (7%) in the second quarter and first half of 1995 when compared to the prior year. The decreases in both commissary sales and franchise fees are primarily the result of a net decrease in the number of franchised restaurants related to the Company's continuing operations and a decline in comparable store sales at franchised Shoney's Restaurants which more than offset comparable store sales gains at franchised Captain D's units.

         Other income decreased $5.3 million in the first half of 1995 when compared with the first half of 1994 as the result of several factors. During the first quarter of 1994, the Company received $.9 million from the settlement of certain class action securities litigation against RJR Nabisco, Inc. and others. In addition, during the first quarter of fiscal 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge") and the resulting gain of $1.7 million was included in other income.
In conjunction with this sale, the Company also received future registration rights for shares of ShoLodge stock that may be acquired by the Company upon the exercise of certain warrants that it owns. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities and adjusted to fair value resulting in gains of $1.1 million and $.1 million for the first and second quarters of fiscal 1994, respectively, which was included in other income (see
Note 9--Sale of Shoney's Lodging, Inc. and Related Investments). In the first quarter of fiscal 1995, the value of the ShoLodge shares and warrants increased $.8 million. During the second quarter of fiscal 1995, the market value of the ShoLodge shares and warrants declined, resulting in a charge to other income of $2.3 million.

         Cost of sales for continuing operations for the second quarter of fiscal 1995 increased $7.0 million over the same quarter in fiscal 1994 and as a percentage of revenues were 85.8% in 1995 as compared to 82.0% in the second quarter 1994. Cost of sales for continuing operations for the first half of 1995 increased $7.9 million over the same period in 1994 and as a percentage of revenues were 85.8% in 1995 as compared to 83.3% for the same period of 1994. Food and supplies decreased as a percentage of revenues principally due to the decline in commissary sales. Restaurant labor increased as a percentage of revenues because of higher labor cost at the restaurant level and the decline in commissary sales (which have no restaurant labor in cost of sales). During the second quarter, operating expenses increased as a percentage of revenues primarily due to higher depreciation expense and various costs related to the implementation of the Shoney's improvement plan in fiscal 1995. In addition, during the second quarter of 1994, the settlement of a lawsuit against a former insurance carrier for the Company reduced insurance expense and there was no comparable item in 1995.

            General and administrative expenses increased as a percentage of revenues from 5.2% in the second quarter of 1994 to 6.1% in the second quarter of 1995. General and administrative expenses as a percentage of revenues for the first half of 1995 were also 6.1%, as compared to 5.5% in the first half of 1994. This increase was primarily due to consulting fees related to assisting management with the development of the Shoney's Restaurant performance improvement program.

         Restructuring charges of $1.7 million in the first half of 1995 were principally related to severance pay incurred as part of the Company's overall restructuring plan. Other restructuring charges will be accrued as they are incurred or when they can be reasonably estimated.

         Interest expense for the second quarter of 1995 declined approximately $.7 million due to lower effective interest rates ($.5 million) and a decline in the average debt outstanding ($.2 million). For the first half of 1995, interest expense declined approximately $2.0 million due to lower interest rates ($1.2 million) and a decline in the average outstanding debt ($.8 million).

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

         Following the reorganization announcement in January, management elected to complete construction of new restaurants in process for the restaurant concepts to be divested. The Company opened three Pargo's restaurants in the first half of 1995. Revenues of the discontinued operations for the first half of 1995 increased 2% as a result of the additional store openings which were partially offset by comparable store sales declines in all of the divested restaurant concepts. Net income from discontinued operations for the first half of 1995 declined 17% principally due to lower operating margins for Lee's Famous Recipe and Mike Rose Foods, Inc.

         Cash provided from continuing operations decreased $6.1 million to $49.9 million for the first half of 1995 compared to $56.0 million for the first half of 1994. This decrease was due primarily to a reduction in net income, after adjustments for non-cash gains and
losses.   Cash used by investing activities in 1995 was $10.7 million less than 1994 as cash expenditures for property, plant and equipment were reduced during the second quarter of 1995 as the Company focused its attention on the Shoney's Restaurant improvement plan instead of opening new restaurants or remodeling existing restaurants. Cash from discontinued operations was $2.8 million lower in 1995 ($9.8 million as compared to $12.6 million in 1994) due primarily to a reduction in net income and an increase in working capital for the discontinued operations.

         Significant financing activities in the first half of 1995 included completion of a $28 million mortgage financing during the first quarter of 1995, payment in April 1995 of the final installment of $60 million on the senior fixed rate debt, a $4.9 million increase in short-term borrowings under the Company's unsecured lines of credit, along with payments of $11.7 million under the terms of the litigation settlement (see Note 7--Reserve for Litigation Settlement). The Company had net borrowings of $17.5 million on the Company's $270 million Reducing Revolving Credit Facility ("Revolver") and had borrowed $257.5 million under the Revolver as of May 14, 1995.

         At May 14, 1995, the Company had cash and cash equivalents of approximately $5.0 million and unsecured lines of credit totalling $30 million under which the Company had borrowings of $8.7 million outstanding. Capital expenditures for fiscal 1995 are expected to be approximately $75 million including expenditures committed for restaurants properties included in net assets of discontinued operations.

         As part of the overall Shoney's Restaurant improvement plan including the planned divestiture of certain non-core businesses, the Company intends to request various modifications to its credit agreements. These modifications will include amendments to various financial and other loan covenants to reflect elements of the Company's strategic plan and the planned divestiture of the four non-core businesses. Management expects the implementation of the Shoney's Restaurants improvement plan initially will result in lower margins in the Shoney's Restaurants until the results of the improvement plan generate increases in comparable store sales and operating margins. If the current trends of declining comparable store sales and lower profit margins continue through the end of the fiscal year, it is possible that the Company would violate some of its existing financial covenants before the end of the fiscal year. Management has considered these trends in its requested modifications of its debt covenants previously described. Based on meetings with its lenders and on-going discussions with its lead lender, the Company is confident that the requested modifications will be approved and expects to meet its needs for debt service, capital expenditures (excluding those for land and buildings which are expected to be met through mortgage financing arrangements), the payments required by the settlement of the class action litigation and general corporate purposes through cash generated by the Company's operations and from the Company's Revolver (see Note 6--Senior Debt).

                    PART II- OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

     Item 3 of Amendment No. 1 to the Company's Annual Report on
Form 10-K, filed with the Commission on February 27, 1995 is incorporated herein by this reference. See also Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 9-10 of this Quarterly Report on Form 10-Q.


ITEM 2. CHANGES IN SECURITIES.

         As of April 18, 1995, the Company and Harris Trust and Savings Bank (the "Rights Agent") amended the amended and restated rights agreement, dated as of May 25, 1994, relating to certain common stock purchase rights (the "Rights") issued by the Company. The terms of the amendment to the agreement and to the Rights were summarized in the Company's Current Report on Form 8-K filed with the Commission on
May 4, 1995. For a complete description of the changes to the Rights, reference is made to the Company's Current Report on Form 8-K filed with the Commission on May 4, 1995, which is incorporated herein by this reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       (a) The annual meeting of the Company (the "Annual Meeting") was held on April 18, 1995. At that time, there were present, in person or by proxy, 36,137,002 shares of the Company's common stock.

       (b) At the Annual Meeting, one item that was submitted to a vote of shareholders was the election of directors. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement and all such nominees were elected.

       (c) In addition to the election of directors, there were submitted to a vote of the shareholders: (1) a proposal by a shareholder recommending the Company prepare an equal opportunity report on the Company's policies and programs regarding certain employment and purchasing matters; (2) a proposal by a shareholder recommending that the rights granted to shareholders under the Company's shareholder rights plan be redeemed; and (3) a proposal by a shareholder recommending that the Board of Directors of the Company have quarterly meetings with representatives of the National Association of Shoney's, Inc. Franchisees for the next two years.
The results of that voting are as follows:

                                                    Votes
                                   ----------------------------------------        Broker
    Proposal                          For          Against      Abstentions      Non-votes
    --------                       ---------       -------      -----------      ---------

Shareholder Proposal --
Recommending Report re
employment and purchasing
matters                            6,115,711     22,553,041      2,062,557       5,405,693

Shareholder Proposal --
Recommending redemption
of shareholder rights             13,970,316     16,515,086        252,107       5,399,493

Shareholder Proposal --
Recommending Board meetings
with franchise representatives    11,008,182     19,171,792        551,535       5,405,493



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

      4.4 Amendment No. 1 dated as of April 18, 1995 to Amended and Restated Rights Agreement, dated as of May 25, 1994, between Shoney's, Inc. (the "Company") and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 1995 and incorporated herein by this reference.

      4.5 Indenture dated as of April 1, 1989 between the Company and Sovran Bank/Central South, as Trustee relating to $201,250,000 in principal amount of liquid yield option notes due 2004, filed as
                  Exhibit 4.8 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on April 3, 1989 (No. 33-27571), and incorporated herein by this reference.

      4.6 Revolving Credit Agreement dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.1 and 19.1 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.7 Modification Agreement No. 1 dated as of March 5, 1991 to Revolving Credit Agreement, dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.2 and
                  19.2 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.8 Alternative Rate Agreement dated as of June 4, 1992 supplementing that certain Revolving Credit Agreement dated as of July 13, 1988 between the Company and First American National Bank, filed as
                  Exhibit 4.36 and 10.29 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.9 Note Issuance Agreement, dated as of October 1, 1989, among the Company, Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank / Central South, as Escrow Agent, filed as Exhibit
                  19.3 and 28.3 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.10 Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, Sovran Bank / Central South, Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and Sovran Bank / Central South, as Agent, filed as Exhibit 19.4 and 28.4 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.11 Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, Sovran Bank / Central South, Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and Sovran Bank / Central South, as Agent, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.12       Modification Agreement No. 2 dated as of June 8,
                 1994 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), Long Term Credit Bank of Japan, Limited,
                 New York Branch, Kredeitbank, N.V., New York
                 Branch and NationsBank of Tennessee, N.A., as
                 Agent, filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      4.13 Note Issuance Agreement, dated as of October 1, 1990, among the Company, Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank / Central South, as Escrow Agent, filed as Exhibit
                 19.5 and 28.5 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.14 Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as Exhibit 19.6 and 28.6 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.15 Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.16 Modification Agreement No. 2 dated as of April 1, 1994 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and NationsBank of Tennessee, N.A. (formerly Sovran
                 Bank / Central South), filed as Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      4.17 Amended and Restated Note Issuance Agreement, dated as of November 1, 1993, among the Company, NationsBank of Virginia, N.A., as Note Agent and Placement Agent and NationsBank of Tennessee, as Escrow Agent, filed as Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.18 Reimbursement Agreement, dated as of October 1, 1991, together with the Standby Note relating thereto, between the Company and National
                 Bank of Canada, New York Branch, filed as Exhibit
                 28.10 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      4.19 Assignment, Assumption and Modification Agreement dated as of November 4, 1993 relating to Reimbursement Agreement, dated as of October 1, 1991, among the Company, NationsBank of Georgia, N.A. and National Bank of Canada, New York Branch, filed as Exhibit 4.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.20 Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as
                 Exhibit 4.43 and 10.36 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.21 Modification Agreement No. 1 dated as of October 25, 1992 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as Exhibit 4.44 and 10.37 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      4.22 Modification Agreement No. 2 dated as of July 21, 1993 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as
                 Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.23 Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 9, 1993 filed with the Commission on June 23, 1993, and incorporated herein by this reference.

      4.24 Modification Agreement No. 1 dated as of July 21, 1993 to Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.25 Loan Agreement dated as of December 1, 1994 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      4.26 Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.27 Modification Agreement No. 1 dated as of July 21, 1993 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

      4.28 Modification Agreement No. 2 dated as of December 21, 1993 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency. Filed as Exhibit 4.46 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      4.29 Modification Agreement No. 3 dated as of May 3, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 15, 1994 filed with the Commission on June 29, 1994 and incorporated herein by this reference.

      4.30 Modification Agreement No. 4 dated as of October 27, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      4.31       Modification Agreement No. 5 dated as of January
                 18, 1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      4.32 Modification Agreement No. 6 dated as of April 1, 1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency.

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

      10.3 Amendment No. 2 dated as of March 18, 1994 to License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc. (formerly Shoney's Lodging, Inc.).

      10.4 Amendment No. 3 dated as of March 13, 1995 to License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc. (formerly Shoney's Lodging, Inc.).

      10.5 Stock Purchase and Warrant Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and Gulf Coast Development, Inc., filed as
                 Exhibit 28.8 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      10.6 Agreement dated as of September 8, 1992 between the Company and Raymond L. Danner, filed as
                 Exhibit 10.41 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.7       Consent Decree entered by the United States
                 District Court for the Northern District of
                 Florida on January 25, 1993 in Haynes, et. al v.
                 Shoney's, Inc., et. al, filed as Exhibit 28 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 1993, and incorporated herein by this reference.

      10.8       Shoney's, Inc. 1981 Stock Option Plan, filed as
                 Exhibit 4.7 to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (File No. 2-84763) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.9       Shoney's, Inc. Stock Option Plan, filed as Exhibit
                 4.7 to Post Effective Amendment No. 4 to the
                 Company's Registration Statement on Form
                 S-8 (File No. 2-64257) filed with the Commission on April 11, 1990, and incorporated herein by this reference.

      10.10 Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 33-605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

      10.11      Shoney's, Inc. Employee Stock Bonus Plan, filed as
                 Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

      10.12 Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit 4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.

      10.13      Shoney's Ownership Plan 1977, filed as Exhibit
                 10.47 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.14      Captain D's Ownership Plan 1976, filed as Exhibit
                 10.48 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.15      Captain D's Ownership Plan 1978-1979, filed as
                 Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

      10.16 Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.17 Employment Agreement dated as of January 13, 1995 between the Company and Taylor H. Henry, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.18 Employment Agreement dated as of January 17, 1995 between the Company and Charles E. Porter, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

      10.19 Employment Agreement dated as of January 17, 1995, between the Company and W. Craig Barber, filed as Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on February 27, 1995, and incorporated herein by this reference.

      10.20 Employment Agreement dated as of April 11, 1995, between the Company and C. Stephen Lynn.

      11         Statement regarding computation of per share earnings.

      27         Financial Data Schedule.


         (b) On May 4, 1995, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof an amendment to the Company's shareholder rights plan. For a complete description of this amendment, reference is made to Part II, Item 2 of this Quarterly Report on Form 10-Q and to the Company's Current Report on Form 8-K filed with the Commission on May 4, 1995, which is incorporated herein by this reference.

                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

                                       SHONEY'S, INC.


Date: June 28, 1995                    By:/s/ W. Craig Barber
                                         ---------------------------
                                          W. Craig Barber
                                          Senior Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)