Form 10-Q
period 1995-08-06
SHONEYS INC
filed 1995-09-19
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended August 6, 1995

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


As of September 7, 1995, there were 41,497,288 shares of Shoney's, Inc. $1 par value common stock outstanding.

==================================================================
                                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                          SHONEY'S, INC. AND SUBSIDIARIES
                                        Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                      August 6,             October 30,
                                                                        1995                    1994
                                                                   ---------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   5,654,028           $   4,229,784
  Notes and accounts receivable, less allowance for doubtful
     accounts of $1,745,000 in 1995 and $1,276,000 in 1994            12,656,392              16,936,307
  Inventories                                                         35,950,248              37,787,689
  Deferred income taxes and other current assets                      28,954,133              27,896,933
  Net current assets of discontinued operations                        8,499,896               7,814,401
                                                                     -----------             -----------
     Total current assets                                             91,714,697              94,665,114

Property, plant and equipment, at cost                               722,896,454             697,131,862
Less accumulated depreciation and amortization                      (301,144,930)           (278,529,473)
                                                                     -----------             -----------
    Net property, plant and equipment                                421,751,524             418,602,389

Other assets:
  Net non-current assets of discontinued operations                   30,228,114              31,916,261
  Deferred charges and other intangible assets                         7,690,827               6,650,229
  Other assets                                                         5,972,617               5,738,592
                                                                     -----------             -----------
     Total other assets                                               43,891,558              44,305,082
                                                                     -----------             -----------
                                                                   $ 557,357,779           $ 557,572,585
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 $  30,756,043           $  41,789,157
  Federal and state income taxes                                       6,026,643               3,764,329
  Other accrued liabilities                                           70,284,230              60,805,868
  Reserve for litigation settlement                                   23,514,889              23,803,836
  Debt and capital lease obligations due within one year              23,438,767              66,692,163
                                                                     -----------             -----------
     Total current liabilities                                       154,020,572             196,855,353

Long-term senior debt and capital lease obligations                  351,289,718             333,235,215
Zero coupon subordinated convertible debentures                       86,129,883              80,790,563
Reserve for litigation settlement                                     44,415,434              61,673,834

Deferred credits:
  Income taxes                                                        19,075,405              15,477,405
  Income and other liabilities                                         6,586,042               6,304,456

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized 100,000,000 shares;
       issued 41,495,288 in 1995 and 41,185,290 in 1994               41,495,288              41,185,290
  Additional paid-in capital                                          60,447,676              57,509,644
  Retained earnings (deficit)                                       (206,102,239)           (235,459,175)
                                                                     -----------             -----------
     Total shareholders' equity (deficit)                           (104,159,275)           (136,764,241)
                                                                     -----------             -----------
                                                                   $ 557,357,779           $ 557,572,585
                                                                     ===========             ===========

            See notes to consolidated condensed financial statements.

                                    SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                                               (Unaudited)

                                                                                Forty Weeks Ended
                                                                        August 6,             August 7,
                                                                          1995                  1994
                                                                     ---------------       --------------
Revenues
  Net sales                                                           $ 797,213,267         $ 797,778,697
  Franchise fees                                                         18,513,020            19,960,989
  Other income                                                            1,750,483             8,798,555
                                                                        -----------           -----------
                                                                        817,476,770           826,538,241
Costs and expenses
 Cost of sales                                                          701,368,283           687,011,374
 General and administrative expenses                                     47,219,607            42,933,240
 Interest expense                                                        31,007,162            33,038,369
 Restructuring expenses                                                   1,785,915
                                                                        -----------           -----------
     Total costs and expenses                                           781,380,967           762,982,983

Income from continuing operations before income taxes, extraordinary
    charge and cumulative effect of change in accounting principle       36,095,803            63,555,258

Provision for income taxes                                               13,716,000            23,833,000
                                                                        -----------           -----------
Income from continuing operations before extraordinary charge
    and cumulative effect of change in accounting principle              22,379,803            39,722,258

Income from discontinued operations, net of income tax                    6,977,133             8,600,071

Extraordinary charge on early extinguishment of debt,
    net of income taxes of $623,000                                                            (1,037,808)

Cumulative effect of change in accounting for income taxes                                      4,468,386
                                                                        -----------           -----------
Net income                                                             $ 29,356,936          $ 51,752,907
                                                                        ===========           ===========
Earnings per common share
     Primary:
        Income from continuing operations before extraordinary charge
          and cumulative effect of change in accounting principle            $ 0.54                $ 0.96
        Income from discontinued operations                                    0.17                  0.21
        Extraordinary charge on early extinguishment of debt                                        (0.03)
        Cumulative effect of change in accounting for income taxes                                   0.11
                                                                               ----                  ----
        Net income                                                           $ 0.71                $ 1.25
                                                                               ====                  ====
     Fully diluted:
        Income from continuing operations before extraordinary charge
          and cumulative effect of change in accounting principle            $ 0.54                $ 0.92
        Income from discontinued operations                                    0.17                  0.18
        Extraordinary charge on early extinguishment of debt                                        (0.02)
        Cumulative effect of change in accounting for income taxes                                   0.10
                                                                               ----                  ----
        Net income                                                           $ 0.71                $ 1.18
                                                                               ====                  ====
Weighted average shares outstanding
     Primary                                                             41,495,234            41,313,285
     Fully diluted                                                       41.495,234            46,536,916

Common shares outstanding                                                41,495,288            41,155,722
Dividends per share                                                         NONE                  NONE

            See notes to consolidated condensed financial statements.

                                    SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                                               (Unaudited)

                                                                          Twelve Weeks Ended
                                                                     August 6,             August 7,
                                                                       1995                  1994
                                                                  ---------------       --------------
Revenues
  Net sales                                                        $ 247,348,015         $ 250,695,166
  Franchise fees                                                       5,702,615             6,192,374
  Other income                                                           846,417             2,593,988
                                                                     -----------           -----------
                                                                     253,897,047           259,481,528

Costs and expenses
 Cost of sales                                                       217,164,419           213,815,550
 General and administrative expenses                                  14,070,280            12,164,172
 Interest expense                                                      9,406,788             9,482,727
 Restructuring expenses                                                   86,042
                                                                     -----------           -----------
     Total costs and expenses                                        240,727,529           235,462,449

Income from continuing operations before income taxes
     and extraordinary charge                                         13,169,518            24,019,079

Provision for income taxes                                             5,004,000             9,007,000
                                                                     -----------           -----------
Income from continuing operations before
     extraordinary charge                                              8,165,518            15,012,079

Income from discontinued operations, net of income tax                 2,034,226             2,241,531

Extraordinary charge on early extinguishment of debt,
      net of income taxes of $623,000                                                       (1,037,808)
                                                                     -----------           -----------
Net income                                                          $ 10,199,744         $  16,215,802
                                                                     ===========           ===========
Earnings per common share
     Primary:
        Income from continuing operations before extraordinary charge     $ 0.20                $ 0.36
        Income from discontinued operations                                 0.05                  0.05
        Extraordinary charge on early extinguishment of debt                                     (0.03)
                                                                            ----                  ----
        Net income                                                        $ 0.25                $ 0.39
                                                                            ====                  ====
     Fully diluted:
        Income from continuing operations before extraordinary charge     $ 0.20                $ 0.34
        Income from discontinued operations                                 0.05                  0.05
        Extraordinary charge on early extinguishment of debt                                     (0.02)
                                                                            ----                  ----
        Net income                                                        $ 0.25                $ 0.37
                                                                            ====                  ====
Weighted average shares outstanding
     Primary                                                          41.613,498            41,303,046
     Fully diluted                                                    41,613,498            46,509,110

Common shares outstanding                                             41,495,288            41,155,722

Dividends per share                                                      NONE                  NONE

            See notes to consolidated condensed financial statements.

                               SHONEY'S, INC. AND SUBSIDIARIES
                       Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                               Forty Weeks Ended
                                                        August 6,             August 7,
                                                          1995                  1994
                                                     --------------        -------------
Operating activities
  Net income                                           $ 29,356,936         $ 51,752,907
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Income from discontinued
           operations, net of tax                        (6,977,133)          (8,600,071)
       Depreciation and amortization                     33,641,554           31,411,985
       Amortization of deferred charges
           and other non-cash charges                     6,460,368            7,628,172
       Realized and unrealized loss (gain)
           on marketable securities and
           sale of other assets                           1,392,202           (3,177,926)
       Cumulative effect of change
           in accounting for income taxes                                     (4,468,386)
       Change in deferred income taxes                    3,598,000            5,798,000
       Changes in operating assets and
           liabilities                                   11,605,146           10,761,425
                                                         ----------           ----------
           Net cash provided by continuing
             operating activities                        79,077,073           91,106,106
           Net cash provided by discontinued
             operating activities                         9,364,007           12,425,288
                                                         ----------           ----------
           Net cash provided by operating activities     88,441,080          103,531,394


Investing activities
  Cash required for property, plant and equipment       (45,763,816)         (64,406,273)
  Cash required for assets held for sale                 (1,291,322)          (4,065,722)
  Proceeds from disposal of property, plant
    and equipment                                         3,500,850            4,374,908
  Cash (required for) provided by other assets             (796,965)             162,824
                                                         -----------          ----------
           Net cash used by investing activities        (44,351,253)         (63,934,263)


Financing activities
  Payments on long-term debt and
    capital lease obligations                          (107,677,744)        (213,298,590)
  Proceeds from long-term debt                           78,000,000          195,681,800
  Net proceeds from (payments on)
    short-term borrowings                                 4,918,000           (6,292,000)
  Payments on litigation settlement                     (17,547,347)         (19,026,648)
  Cash required for debt issue costs                     (2,033,827)          (1,707,101)
  Proceeds from exercise of employee stock options        1,675,335            3,151,435
                                                         ----------           ----------
           Net cash used by financing activities        (42,665,583)         (41,491,104)

                                                         ----------           ----------
 Change in cash                                      $    1,424,244         $ (1,893,973)
                                                         ==========           ==========


           See notes to consolidated condensed financial statements.

                     SHONEY'S, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
                            August 6, 1995
                             (Unaudited)


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

Operating results for the twelve and forty week periods ended August 6, 1995 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 29, 1995.


NOTE 2 - DISCONTINUED OPERATIONS AND RESTRUCTURING

On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products.

On July 28, 1995, the Company announced a change in its divestiture plans which calls for the Company to retain its Fifth Quarter and Pargo's restaurants. These two restaurant concepts will be combined with BarbWire's Steakhouses to form a thirty-two unit casual dining group with shared management and administrative support services to achieve improved operating and supervisory efficiencies.

On July 10, 1995, the Company and RTM Restaurant Group announced they had entered into a definitive asset purchase agreement whereby RTM will purchase the assets of Lee's Famous Recipe. On August 3, 1995, the Company and Levmark Capital Corporation announced they had entered into a definitive purchase agreement for Levmark to acquire Mike Rose Foods, Inc. The Company expects the Lee's Famous Recipe and Mike Rose Foods, Inc. sales to be completed by the end of fiscal 1995. Both the Lee's and Mike Rose Foods agreements are subject to usual and customary conditions for such sales.

For the quarter ended August 6, 1995, the discontinued businesses represented 6.7% of consolidated net property, plant and equipment, 7.9% of consolidated revenues, and 14.4% of consolidated earnings before interest and taxes. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization will be accrued as they are incurred. However, the Company expects the net result of the divestitures and the restructuring will be a gain once the sales are consummated.

Severance pay of $1.5 million was included in restructuring expenses for the forty weeks ended August 6, 1995. There were no comparable expenses in the first three quarters of 1994.

For financial reporting purposes, the results of operations of the lines of business to be divested have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation. Pargo's and Fifth Quarter restaurants were included in the results of discontinued operations in the first and second quarters of 1995, but have been reclassified to continuing operations following the Company's decision to retain these businesses during the third quarter. Accordingly, the results of continuing and discontinued operations for the third quarter and for the forty weeks ended August 6, 1995 are not comparable to previously reported operating results for the first and second quarter of 1995.


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


NOTE 4 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. For the third quarter and first three quarters of 1994, fully diluted earnings per share also includes the assumed conversion of the zero coupon subordinated convertible debentures. This calculation adjusts earnings for interest that would not be paid if the debentures were converted. The primary and fully diluted earnings per share for the third quarter and first three quarters of 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. No consideration was given to the convertible debentures for either the third quarter or the first three quarters of 1995 since they were not considered dilutive.

NOTE 5 - INCOME TAXES

Income taxes for the twelve and forty week periods ended August 6, 1995 and August 7, 1994 were provided based on the Company's estimate of its effective tax rates (38.0% and 37.5%, respectively) for the entire respective fiscal years. The Company's estimate of its effective tax rate for the 1995 fiscal year increased from 1994 due primarily to the expiration of the Targeted Jobs Tax Credit in December 1994. The statutory federal income tax rate was 35% for both periods presented.

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


NOTE 6 - SENIOR DEBT

In July 1993, the Company entered into a $125 million reducing revolving credit facility with a syndicate of financial institutions. The facility had a four year, three month term expiring October 22, 1997, with reductions in the aggregate credit facility beginning in 1995. With the exception of approximately $104 million of property available to collateralize future financing activities of the Company, all material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 183 of the Company's restaurant properties) have been pledged as collateral for the facility. The interest rate for this facility was at floating rates (the London Interbank Offered Rate
("LIBOR") plus 2%).

During the third quarter of fiscal 1994, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate remained at LIBOR plus 2% and the maturity was extended to October 1999. The Company redeemed the $145.7 million of 12% subordinated debentures at par on July 2, 1994. At August 6, 1995, the Company had borrowed $245 million under this facility and the interest rate was 8.0%.

During the third quarter of fiscal 1995, the Company received a modification of its lending agreements which permits the divestiture of Mike Rose Foods, Inc. and Lee's Famous Recipe. The modification requires that 35% of the net proceeds received from the divestiture of these businesses be used to permanently reduce the credit facility. In addition, approximately $51 million of properties that previously served as collateral for the Company's Tranche C debt were substituted for collateral to be released upon the sale of Mike Rose Foods, Inc. and Lee's Famous Recipe. The lenders also agreed to release a negative pledge they held on approximately $104 million of collateral previously used to secure the Company's Tranche C debt to permit alternative uses by the Company.

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


NOTE 8 - LITIGATION

The Company is a defendant in a federal court suit filed on December 19, 1994 by one of its Captain D's franchisees who claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. The same plaintiff has also filed a state court suit making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994 counsel for the plaintiff advised the Company that the federal court case described above would be filed unless the Company settled the pending state court case by purchasing the plaintiff's franchised
Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed. The federal complaint has been amended to add one additional plaintiff, a former franchisee, and to add an additional consumer protection act claim.

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

The plaintiffs in each of these federal court suits purport to act on behalf of similarly situated classes of plaintiffs. In the first case mentioned, the plaintiffs now have filed a motion to certify the case as a class action. There has been no motion filed to certify the second case as a class action. Neither of the cases has yet been certified as a class action.

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

Once classified as a trading security, the warrants are carried at fair value with increases and decreases in fair value reflected in the results of operations. The fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company declined by approximately $81,000 during the first quarter and by approximately $2.5 million during the second quarter of 1995. In the third quarter of 1995, the fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company increased by approximately $100,000. The fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $3.4 million at August 6, 1995.


NOTE 10 - SUBSEQUENT EVENT

On September 5, 1995, the Company and TPI Enterprises, Inc. announced the signing of a letter of intent to merge TPI Enterprises, Inc. with a subsidiary of Shoney's, Inc. TPI Enterprises is the Company's largest franchisee and operates 188 Shoney's and 69 Captain D's Seafood restaurants. The letter of intent indicates that the Company will merge with TPI through an exchange of .28 shares of its stock for each outstanding share of TPI and one Shoney's warrant for each 3.125 shares of TPI. The Shoney's warrant will be exercisable within five years and will permit the holder to acquire one share of Shoney's common stock at $21.50 per share. In addition, TPI shareholders will have the right to receive contingent shares of Shoney's common stock that will permit TPI shareholders to receive, on a pro rata basis, any net cash proceeds resulting from the ultimate settlement of TPI's ongoing litigation, through its Maxcell Telecom Plus, Inc. subsidiary, against McCaw Cellular Communications, Inc. The contingent shares are limited to a maximum of the aggregate shares issued pursuant to the .28 exchange ratio for TPI's outstanding shares. In addition, Shoney's will assume approximately $95 million of net debt from TPI.

The proposed transaction is subject to a number of conditions, including the execution of a definitive merger agreement, approval by the shareholders and lenders of both companies, and clearance by governmental regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The third quarter and first three quarters of both fiscal 1995 and 1994 covered periods of twelve and forty weeks, respectively.

        On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the planned divestitures of certain non-core lines of business including Lee's
Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. On
July 28, 1995, the Company announced it had decided to retain its Pargo's and Fifth Quarter restaurants and combine them with the Company's BarbWire's Steakhouse restaurants to form a thirty-two unit casual dining group. The Company plans to combine the corporate management and administrative support functions for the three casual dining concepts to achieve greater operational efficiencies. The Company signed definitive agreements for the sales of Mike Rose Foods, Inc. and the Lee's Famous Recipe division during the third quarter of 1995 and both sales are expected to close before the end of the fiscal year.

        For financial reporting purposes, the results of operations of the lines of business to be divested have been treated as discontinued operations in the accompanying financial statements and are presented net of related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation. During the first and second quarters, Pargo's and Fifth Quarter operating results had been included in discontinued operations. However, for the third quarter, their results have been reclassified to continuing operations following the July 1995 decision to retain these two restaurant concepts. Accordingly, results of continuing and discontinued operations for the first two quarters of fiscal 1995 are not comparable with the third quarter and first three quarters of 1995.

        For the third quarter of fiscal 1995, the discontinued lines of business represented 6.7% of consolidated net property, plant and equipment, 7.9% of consolidated revenues and 14.4% of consolidated earnings before interest and taxes if the Company had not adopted the discontinued operations accounting treatment. The Company expects that these discontinued lines of business will be disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization will be accrued as they are incurred. However, the Company expects the net result of the divestitures and the restructuring will be a gain once the sales of these lines of business are consummated.

        In connection with the reorganization, the Company has obtained modifications to certain of its credit agreements that permit the Company to utilize a significant portion of the divestiture proceeds to fund the planned improvements and growth of the Shoney's Restaurant concept. The modifications require the Company to apply 35% of the net divestiture proceeds to permanently reduce the commitment available under the $270 million revolving credit facility.

        Following the reorganization announcement, the Company has focused on development and implementation of the performance improvement plan for the Shoney's Restaurant concept. The performance improvement plan is directed at all aspects of restaurant operations and restaurant support functions including distribution, purchasing, restaurant development and general corporate services. The

Shoney's Restaurants experienced declines in comparable store sales which resulted in lower operating margins in both the third quarter and first three quarters of fiscal 1995 when compared to the same periods of fiscal 1994. The Company anticipates Shoney's Restaurants operating margins will be less than the prior year for the remainder of fiscal 1995, or until the benefits of the performance improvement plan begin to have a positive effect on overall comparable store sales and operating margins.

        Revenues from continuing operations for the third quarter of fiscal 1995 decreased 2.2% ($5.6 million) to $253.9 million as compared to the third quarter of fiscal 1994. For the first three quarters of fiscal 1995, revenues from continuing operations decreased 1.1% ($9.1 million) to $817.5 million as compared to the same period of fiscal 1994. An analysis of the decrease in revenues is shown below.

                            12 Weeks Ended             40 Weeks Ended
                            August 6, 1995             August 6, 1995
                              $ Millions                 $ Millions
                           -----------------         ----------------
Restaurant revenue               $ 3.5                   $ 19.2
Commissary and other sales       ( 6.8)                  ( 19.8)
Franchise fees                   (  .5)                  (  1.5)
Other Income                     ( 1.8)                  (  7.0)
                                 ------                   ------
                                $( 5.6)                  $( 9.1)
                                 ======                   ======

        The Company's continuing operations opened 23 restaurants during the first three quarters of fiscal 1995, including 17 Shoney's (with eleven units purchased from franchisees), four Pargo's and two Barbwire's, and closed three Shoney's units. Franchisees for the Company's continuing operations opened 15 units during the first three quarters of fiscal 1995 and closed 53 units (including the eleven units purchased by the Company). Sixteen of the franchise closures were in the Chicago-area where the Shoney's Restaurant franchisee filed Chapter 11 bankruptcy. Comparable store sales of Company-owned restaurants in the Company's continuing operations decreased 3.3% for the third quarter, including a menu price increase of .3%. For the first three quarters of fiscal 1995, comparable store sales of Company-owned restaurants in the Company's continuing operations declined 1.9%, including a menu price increase of .4%.

        Commissary sales decreased 14.9% ($6.6 million) and 12.4% ($18.2 million), respectively, during the third quarter and first three quarters of 1995 as compared to the corresponding periods of 1994. When compared to restaurant sales, these sales have a higher percentage of food costs and a lower percentage of operating expenses.
 There is no restaurant labor associated with these commissary sales. Franchise fees relating to the Company's continuing operations also declined $.5 million (7.9%) and $1.5 million (7.2%) in the third quarter and first three quarters of 1995 when compared to the prior year. The decreases in both commissary sales and franchise fees are primarily the result of a net decrease in the number of franchised restaurants and a decline in comparable store sales at franchised Shoney's Restaurants which more than offset comparable store sales gains at franchised Captain D's units.

        Other income decreased $7.0 million in the first three quarters of 1995 when compared with the first three quarters of 1994 as the result of several specific items.  During the first quarter of 1994, the Company received $.9 million from the settlement of certain class action securities litigation against RJR Nabisco, Inc. and others. In addition, during the first quarter of fiscal 1994, the Company sold its minority ownership interests in four Shoney's Inns to ShoLodge, Inc. ("ShoLodge") and the resulting gain
of $1.7 million was included in other income.   In conjunction with this
sale, the Company also received future registration rights for shares of ShoLodge stock that may be acquired by the Company upon the exercise of certain warrants that it owns. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities and adjusted to fair value resulting in gains of $1.1 million and $ .1 million for the first and second quarters of fiscal 1994, respectively, which were included in other income (see Note 9--Sale of Shoney's Lodging, Inc. and Related Investments). During 1995, the value of the ShoLodge shares and warrants increased $.8 million during the first quarter, declined $2.3 million in the second quarter and increased by $ .1 million in the third quarter, resulting in a decrease in other income in 1995 relating to valuation of ShoLodge shares and warrants of approximately $2.6 million as compared to the first three periods of 1994. The third quarter of 1994 also included approximately $1.6 million of other income from gains on certain real estate transactions.

        Cost of sales for continuing operations for the third quarter of fiscal 1995 increased $3.3 million over the same quarter in fiscal 1994 and, as a percentage of revenues, were 85.5% in 1995 as compared to 82.4% in the third quarter of 1994. Cost of sales for continuing operations for the first three quarters of 1995 increased $14.4 million over the same period in 1994 and, as a percentage of revenues, were 85.8% in 1995 as compared to 83.1% for the same period of 1994. Food and supplies decreased as a percentage of revenues principally due to the decline in commissary sales. Restaurant food costs, as a percentage of revenues, were principally unchanged for both the third quarter and first three quarters of 1995 compared to the same periods of 1994. Restaurant labor increased as a percentage of revenues in the third quarter and for the first three quarters because of higher labor cost at the restaurant level and the decline in commissary sales (which have no restaurant labor in cost of sales). The higher restaurant labor cost is due to increases in payroll costs stemming from competitive labor markets as well as higher levels of staffing to implement the Shoney's Restaurant improvement plan. During the third quarter and for the first three quarters of fiscal 1995, operating expenses increased as a percentage of revenues when compared to the same periods of 1994. The increased costs were primarily due to higher depreciation expense and property taxes as well as various costs related to the implementation of the Shoney's improvement plan in fiscal 1995.
In addition, during the second quarter of 1994, the settlement of a lawsuit against a former insurance carrier for the Company reduced insurance expense by $1.5 million and there was no comparable item in 1995.

        General and administrative expenses increased as a percentage of revenues from 4.7% in the third quarter of 1994 to 5.5% in the third quarter of 1995. General and administrative expenses as a percentage of revenues for the first three quarters of 1995 were 5.8%, as compared to 5.2% in the first three quarters of 1994. For the first three quarters of fiscal 1995, this increase was primarily due to expenses for consulting services related to assisting management with the development of the Shoney's Restaurant performance improvement program (for which there was no comparable item in the same period of the prior year) and compensation expenses related to the performance improvement plan.

        Restructuring charges of $1.8 million in the first three quarters of 1995 were principally related to severance pay incurred as part of the Company's overall restructuring plan. Other restructuring charges will be accrued as they are incurred or when they can be reasonably estimated.

        Interest expense for the third quarter of 1995, as compared to the same period last year, declined approximately $.1 million. This decline was the net effect of higher effective interest rates ($.1 million) offset by a reduction in interest expense from a decline in the average debt outstanding ($.2 million). For the first three quarters of 1995, interest expense declined approximately $2.0 million principally due to lower interest rates ($.9 million) and a decline in the average outstanding debt ($1.0 million).

        The effective income tax rates for the third quarter and first three quarters of 1995 and 1994 were 38% and 37.5%, respectively. The increase in the effective tax rate for fiscal 1995 is primarily due to the expiration of the Targeted Jobs Tax Credit in December 1994. Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 3-- Changes in Accounting Policies). As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adoption of the Statement in the first quarter of 1994 was to increase deferred tax assets and net income by $4.5 million or $.10 per common share.

        Revenues of the discontinued operations for the first three quarters of 1995 declined 3.2% principally due to a 6.5% decline in comparable store sales in the Lee's Famous Recipe division. Net income from discontinued operations for the first three quarters of 1995 declined 19% principally due to lower operating margins for Lee's Famous Recipe and Mike Rose Foods, Inc.

        Cash provided from continuing operations decreased $12.0 million to $79.1 million for the first three quarters of 1995 compared to $91.1 million for the first three quarters of 1994. This decrease was due primarily to a reduction in net income, after adjustments for differences in non-cash gains and losses. Cash used by investing activities in 1995 was $19.5 million less than 1994 as cash expenditures for property, plant and equipment were reduced beginning in the second quarter of 1995 as the Company focused greater attention on implementation of the Shoney's Restaurant improvement plan. The fiscal 1995 remodels have been significantly less costly than remodels in fiscal 1994 and new unit construction for 1995 has been curtailed to focus on the performance improvement program. Cash provided by discontinued operations was $3.1 million lower in the first three quarters of 1995 ($9.3 million as compared to $12.4 million in 1994) due primarily to a reduction in net income and an increase in working capital for the discontinued operations.

        Significant financing activities during fiscal 1995 included completion of a $28 million mortgage financing during the first quarter, the payment of the final installment of $60 million on the senior fixed rate debt in the second quarter, a $4.9 million net increase in short-term borrowings under the Company's unsecured lines of credit, and payments of $17.5 million under the terms of the Company's litigation settlement (see
Note 7--Reserve for Litigation Settlement). During the first three quarters of fiscal 1995, the Company had net borrowings of $5.0 million on the Company's $270 million Reducing Revolving Credit Facility ("Revolver") and had outstanding borrowings of $245.0 million under the Revolver as of August 6, 1995.

        At August 6, 1995, the Company had cash and cash equivalents of approximately $5.6 million and unsecured lines of credit totaling $30 million under which the Company had borrowings of $8.7 million outstanding. Capital expenditures for fiscal 1995 are expected to be approximately $68 million including expenditures committed for restaurant properties included in net assets of discontinued operations.

        As part of the overall Shoney's Restaurant improvement plan the Company has obtained various modifications to its credit agreements.
These modifications include amendments to various financial and other loan covenants to reflect elements of the Company's strategic plan and the planned divestiture of the two non-core businesses. Management expects the implementation of the Shoney's Restaurants improvement plan will result in a continuation of the trend of lower margins in the Shoney's Restaurants until overall improvements in comparable store sales and operating margins are achieved. Management and its lenders have considered these trends in the modifications of its debt covenants. The Company expects to meet its needs for debt service, capital expenditures (excluding those for land and buildings which are expected to be met through mortgage financing arrangements), the payments required by the settlement of the class action litigation and other general corporate purposes through cash generated by the Company's operations and from the Company's Revolver
(see Note 6--Senior Debt).

                    PART II- OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

     Item 3 of Amendment No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 1995 is incorporated herein by this reference. See also Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 9-10 of this Quarterly Report on Form 10-Q.


ITEM 5. OTHER INFORMATION.

     On September 4, 1995, the Company entered into a letter of intent to merge a subsidiary of the Company with TPI Enterprises, Inc. ("TPI"), the Company's largest franchisee.

     For a further description of this event, reference is made to the letter of intent entered into between the Company and TPI and to the press release announcing the letter of intent, copies of which are incorporated by reference as Exhibits 99.1 and 99.2, respectively to this Quarterly Report on Form 10-Q. See also Note 10 to the Notes to Consolidated Condensed Financial Statements at page 11 of this Quarterly Report on Form 10-Q.


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

      4.12       Modification Agreement No. 2 dated as of June 8, 1994
                 to Reimbursement Agreement, dated as of October 1, 1989 together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and NationsBank of Tennessee, N.A., as Agent, filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

      4.26 Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on Sept. 15, 1993, and incorporated herein by this reference.

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

      4.32 Modification Agreement No. 6 dated as of April 1, 1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference.

      4.33 Modification Agreement No. 7 dated as of July 28, 1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency.

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

      10.3 Amendment No. 2 dated as of March 18, 1994 to License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference.

      10.4 Amendment No. 3 dated as of March 13, 1995 to License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc., filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference.

      10.5 Stock Purchase and Warrant Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and Gulf Coast Development, Inc., filed as
                 Exhibit 28.8 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

      10.6 Agreement dated as of September 8, 1992 between the Company and R. L. Danner, filed as Exhibit 10.41 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

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

      10.10 Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 33-
                 605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

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

      10.20 Employment Agreement dated as of April 11, 1995, between the Company and C. Stephen Lynn, filed as
                 Exhibit 4.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference.

      11         Statement regarding computation of per share earnings.

      27         Financial Data Schedule.

      99.1       Letter of Intent between the Company and TPI
                 Enterprises, Inc. , filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission by TPI Enterprises, Inc. (File No. 0-07961) on September 7, 1995, and incorporated herein by this reference.

      99.2 Press Release regarding letter of intent between the Company and TPI Enterprises, Inc., filed as Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission by TPI Enterprises, Inc. (File No. 0-07961) on September 7, 1995, and incorporated herein by this reference.


         (b) During the quarter ended August 6, 1995, the were no Current Reports on Form 8-K filed by the Company

                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

                                       SHONEY'S, INC.


Date: September 18, 1995               By:/s/ W. Craig Barber
                                         ---------------------------
                                          W. Craig Barber
                                          Senior Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)