Form 10-K
period 1995-10-29
SHONEYS INC
filed 1996-01-29
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                       ------------
                        FORM 10-K
(Mark one)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
          For the Fiscal Year Ended October 29, 1995

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

As of January 22, 1996, there were 37,884,265 shares of Shoney's,
Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $322,016,253.

As of January 22, 1996, there were 41,614,113 shares of Shoney's,
Inc. $1 par value common stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE
         DOCUMENT                                Incorporated into
         --------                                -----------------
Portions of the Definitive Proxy Statement for
Annual Meeting of Shareholders on April 2, 1996,
to be filed with the Securities and Exchange
Commission (the"Commission") within 120 days
after the fiscal year ended October 29, 1995
(hereinafter the "1996 Proxy Statement")              Part III
==================================================================

                                  PART I

Item 1. Business.

    (a)    General development of business.

    Shoney's, Inc. (the "Company") operates and franchises a chain of 1,524 restaurants in 34 states. The diversified food service chain consists of three restaurant divisions: Shoney's, Captain D's and a Casual Dining group. Based on sales, Shoney's, Inc. is the 20th largest chain restaurant operator. <F1> Shoney's Restaurants are family restaurants offering full table service and a broad menu. Captain D's are quick-service restaurants specializing in seafood. The Company also operates three casual dining restaurants, as follows: Fifth Quarter - a special occasion steakhouse, BarbWire's - a country & western themed steakhouse and Pargo's - a contemporary casual dining restaurant featuring a wide variety of fresh, made-from-scratch dishes.

    The Company's commissary includes five distribution centers that support Company and franchised restaurant operations by providing most of the necessary food and supplies. In addition, the commissary includes certain manufacturing operations for meat products, prepackaged cole slaw and certain bakery products.

    The Company's fiscal year ends on the last Sunday in October. Fiscal years 1995 and 1994 included 52 weeks while fiscal year 1993 included 53 weeks. As a result, the comparisons between the most recent fiscal years are affected due to the reduced number of days in fiscal years 1994 and 1995.

    Reorganization. On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included divestiture of certain non-core lines of business including Lee's Famous Recipe, a chain of over 200 quick-service restaurants specializing in chicken, and Mike Rose Foods, Inc., a manufacturer of dressings, sauces, condiments and various dry-blend products for the foodservice industry. The divestiture process now is completed, with the sale of Lee's Famous Recipe closing on September 29, 1995 and the sale of Mike Rose Foods, Inc. closing on November 17, 1995.

    These discontinued lines of business had net property, plant and equipment of $10.6 million at October 29, 1995 and $32.0 million at October 30, 1994, had annual revenues of $86.7 million and $93.7 million for the 1995 and 1994 fiscal years, respectively, and had earnings before interest and taxes of $13.1 million and $16.5 million for the 1995 and 1994 fiscal years, respectively. In fiscal 1995, these discontinued lines of business represented approximately 2.5% of net property, plant and equipment, 7.6% of consolidated revenues and 18.2% of consolidated earnings before interest and taxes. The discontinued lines of business were disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization and divestitures were accrued as they were incurred. The sale of Lee's Famous Recipe resulted in a gain of approximately $5.5 million, net of tax. The sale of Mike Rose Foods, Inc., which will be reflected in the Company's 1996 first quarter results of operations, will result in a gain of approximately $22.0 million, net of tax.


-----------
  <F1>  Based on 1995 annual survey for U.S. food service revenues published by Nation's Restaurant News (August 7, 1995).

Shoney's Restaurants

    Concept. Shoney's Restaurants are full-service, family dining restaurants that generally are open 18 hours each day, and serve breakfast, lunch, and dinner. Shoney's Restaurants menu is diversified to appeal to a broad spectrum of customer tastes. The menu includes traditional items such as hamburgers, sandwiches, chicken, seafood, homestyle entrees and vegetables, a variety of pasta and stir-fry dishes, steaks and desserts. Shoney's also offers its signature features of the soup, salad and fruit bar and the all-you-care-to-eat breakfast bar.

    In addition to its regular menu, Shoney's Restaurants often feature promotional menu items offering special entrees for a limited time. These promotional menu items are used to promote new guest trials and generate greater dining frequency from existing guests. Promotions also serve as a vehicle to test new items that, if popular, may be added to the regular menu. The Company, in conjunction with its franchisees, is continually modifying the menu to adapt to new food trends, shifts in consumer demands (e.g., more interest in health conscious dining) and to keep the menu appealing to our guests. Management believes that the Shoney's concept offers greater operational stability than some of its competitors because of the wide variety offered in the menu.

    Shoney's seeks to differentiate itself from competing restaurants by offering excellent service, warm hospitality and attractive prices to afford a high-quality overall dining experience. Shoney's Restaurants place significant emphasis on the quality of food ingredients, proper preparation methods and attractive food presentation. Buildings are generally brick veneer or dryvit exteriors and usually include exterior awnings along with halide lighting for greater visibility at night. The Company's franchise agreements require that all franchised Shoney's Restaurants conform to express standards of appearance, service, food quality and menu content.

    History. Shoney's Restaurants have been in operation since 1952. There are 882 restaurants in the system, 356 company-owned and 526 franchised restaurants, operating in 34 states as of October 29, 1995. During fiscal 1995, the Company opened 17 restaurants with a net decrease of 5 restaurants and franchisees opened 11 restaurants with a net decrease of 35 restaurants.

    The Shoney's concept accounted for 52% of the Company's revenues in fiscal 1995. Sales at company-owned units for fiscal year 1995 were $546,669,000 compared to $541,446,000 for fiscal year 1994. Earnings before interest and taxes for fiscal year 1995 were $25,532,000 compared with $50,906,000 in 1994. Comparable store sales for fiscal 1995 decreased 3.2%, including a menu price increase of 0.4%. The average sales volume of Company-owned units in 1995 was $1,525,000 compared with average sales volume of $1,548,000 in 1994.

    The Company continued its capital expenditure program for the Shoney's Restaurants in 1995. Overall capital expenditures in 1995 for Shoney's Restaurants were $28,305,000, with $12,499,000 for remodeling of 107 units compared to the overall expenditure of $53,214,000 in 1994, with $18,429,000 for remodeling of 77 units. Management believes the remodeling program is an important element of the operational improvement program for its Shoney's Restaurants and the Company will continue this program in 1996 with another 100 units scheduled for remodeling at a projected cost of $12,500,000.

    During 1994, the marketing staff of Shoney's Restaurants was strengthened and reorganized on a geographic basis to better target advertising and promotional programs to specific markets. During 1995, the Company named Bernstein-Rein as the new advertising agency of record for Shoney's

Restaurants. The Company's marketing strategies continue to focus on advertising designed to increase both guest frequency and new guest trial. In October 1995, the Company announced that it had entered into an agreement with television and film star Andy Griffith to serve as the celebrity spokesperson for Shoney's Restaurants in both television, radio, and in-store media beginning in November 1995. The theme of the advertising is focused on the quality and value of Shoney's "Classic American Food".


Captain D's

    Concept. Captain D's are quick-service seafood restaurants and offer in-store or drive-through service. They are generally open every day from 11 a.m. until 11 p.m, serving lunch and dinner. The typical Captain D's has 90 seats and employs 20 people, including three management personnel.

    Captain D's menu is designed to capitalize on the trend toward increased per capita consumption of fish and seafood in the U.S. that has developed in response to increased public awareness of the benefits of fish and seafood in a well-balanced diet. To broaden the menu's appeal, Captain D's also offers a variety of non-seafood items. The menu includes fried, broiled and baked fish, a variety of chicken and shrimp dishes, fried clams, stuffed crab, seafood and tossed salads, baked potatoes, french fries, hush puppies, green beans, cole slaw, fried okra and a selection of desserts. Captain D's is constantly striving to develop appealing new menu items and improve the quality of existing items.

    Through an aggressive worldwide purchasing operation conducted by the Company, Captain D's has reduced its dependence on cod fish (for which price and supply have been uncertain in recent years) by the introduction and use of other high quality whitefish that have a more predictable supply and price. The Company's commissary operation purchases bulk quantities of fish and seafood for distribution to company-owned units and to Captain D's franchisees who elect to purchase their food from the Company. This combined buying power permits the Company to obtain favorable pricing and sources of supply for fish and seafood, which are limited in worldwide supply.

    The Company's operational strategy for Captain D's is to increase comparable store sales through the continued introduction and promotion of distinctive, high quality menu items, emphasis on fast and reliable service, and maintaining a strong commitment to high food quality.

    History. Captain D's began operation in 1969 when the Company opened the first unit in Nashville, Tennessee. There are 608 Captain D's restaurants in 23 states, including 310 Company-owned and 298 franchised units as of October 29, 1995. Management believes that Captain D's has the highest average sales volume ($767,500) of any major quick-service seafood chain.

    The Captain D's concept accounted for 23% of the Company's revenues in fiscal 1995. Sales at company-owned units for fiscal year 1995 were $246,479,000 compared to $244,535,000 for fiscal year 1994. Earnings before interest and taxes for fiscal year 1995 were $19,459,000 compared with $20,384,000 in 1994. Comparable store sales for fiscal 1995 increased 0.7%, including a 0.5% menu price increase.

    Captain D's performance in fiscal 1995 continued the very strong financial performances of fiscal 1993 and 1994. This performance is based on a successful operating strategy initiated late in fiscal 1992. This plan, based on extensive customer research, was designed to increase market share and increase same store sales. It includes advertising, store remodeling, introduction of new products and seasonal promotions of a variety of products.

    During 1995, Captain D's remodeled 36 Company-owned units. Remodeled units include more windows, enhanced interior and exterior lighting, brighter colors, neon signs, self-serve drinks and improved menu boards. Additional landscaping and new, more visible signage have improved the exterior appearance and street appeal of the stores. In addition, Captain D's is installing new drive-through menu boards featuring greater use of photos of featured items with less use of text descriptions. The new menu boards are effective in speeding customer selection and are intended to shorten waiting times and increase drive-through sales.


Casual Dining Concepts

    In January 1995, the Company announced a reorganization which included a plan to divest certain non-core businesses, including Mike Rose Foods, Inc. and Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants.
The Company began actively marketing these businesses in late February 1995 with the assistance of its investment banker. In July 1995, the Company announced that it had decided to retain the Pargo's and Fifth Quarter restaurant concepts and to combine them with the Company's Barbwire's Steakhouses to form a 32-unit casual dining group. The concepts will share common administrative and support functions to achieve additional efficiencies in management and operations. Management believes that the 1995 results of operations of Pargo's and Fifth Quarter restaurants were negatively affected by the uncertainties created by initial plans for the divestiture of the concepts. The casual dining group has now been formed under the leadership of John Alderson as division president. Alderson has over twenty years experience in the restaurant industry and previously served as President of Chart House Restaurants and as President of Metromedia Steakhouses.


Pargo's

    Concept. Pargo's are mid-scale, casual dining restaurants that serve fresh, made-from-scratch entrees designed to cater to a diverse range of customer tastes. Pargo's goal is to become the "favorite neighborhood restaurant" in each of its markets. Management training and development efforts are focused on achieving a "customer centered" operational approach at each unit.

    Pargo's menu includes a variety of appetizers, beef, seafood and chicken entrees, specialty burgers and sandwich platters, pasta dishes, daily homemade soups, garden fresh salads, and fresh breads. The menu also features a number of "Heart Healthy" offerings to better serve our customers who are interested in lower fat, lower cholesterol entrees. Pargo's provides a warm environment for families by offering balloons, coloring books and crayons for children, a special children's menu with value pricing, and a "kids eat free" program featured at least one day each week. Pargo's menu includes daily specials, a daily "fresh catch" entree, and periodic food promotional events.

     History. Pargo's was founded in 1983 and acquired by the Company in March 1986. There are 19 Pargo's in 7 states, including two franchised units. Four new units opened in 1995 in York, Pennsylvania; Raleigh, North Carolina; Columbus, Georgia; and Winchester, Virginia. The management of Pargo's has reviewed the operational strategy for the concept during the last two years to prepare for additional growth. Nine of the seventeen Company-owned units ( 53%) have been opened in the last five years. Also, the Company presently plans to acquire the two franchised Pargo's restaurants during fiscal 1996.

    Pargo's sales for fiscal year 1995 increased 21.4% to $36,386,000 compared to $29,984,000 in fiscal year 1994. Earnings before interest and taxes for fiscal year 1995 declined 27.6% to $1,832,000 compared to $2,530,000 in 1994. Comparable store sales for fiscal 1995 declined 3.2%, including a menu price increase of 0.7%. The average sales volume of company-owned units in 1995 was $2,345,000.


Steakhouses

    Concept. Steakhouses include eight Fifth Quarter and six BarbWire's restaurants. Fifth Quarters are special occasion steakhouses and BarbWire's are country & western themed steakhouses. BarbWire's was introduced in 1993 as a vehicle to convert selected, under-performing Shoney's restaurants to a new casual dining concept. Both steakhouse concepts are open 12 hours daily, seven days a week and serve lunch and dinner.

    BarbWire's offers a variety of mesquite grilled USDA choice steaks which are cut and aged at the Company's meat processing facility. In addition, BarbWire's offers mesquite grilled chicken, seafood and burgers, soup, salads, baked potatoes, homestyle french fries and homemade desserts. Children have a special menu (which folds into a cowboy hat) with a beverage and ice cream included with each entree.

    The Fifth Quarter's menu includes a wide range of USDA choice steaks and chops, a variety of chicken and seafood entrees, and its signature slow-cooked prime rib. Fifth Quarter's also offer burgers, sandwiches, soups, a host of appetizers and side items, an extensive salad bar, and a full selection of desserts.

    History. BarbWire's was founded in 1993 when the first unit opened in Nashville, Tennessee as a conversion from an existing Shoney's Restaurant. Five of the six BarbWire's units are conversions of company-owned Shoney's Restaurants and one unit was a conversion of another restaurant purchased by the Company. The BarbWire's conversions initially have generally doubled the sales volumes of the converted Shoney's Restaurants with an average incremental remodeling investment of approximately $800,000. Additionally, since the units converted were in existing Shoney's markets, sales of nearby Shoney's restaurants also increased after the conversions. The average 1995 sales volume of the three Barbwire's restaurants open the entire year was $2,030,000. Six additional BarbWire's are planned for fiscal 1996 with expected capital expenditures of $4,800,000.

    The Fifth Quarter restaurants began operation in 1973 and currently operate eight units, primarily in the Southeast. During the fourth quarter, the Company decided to close two under-performing Fifth Quarter restaurants (one closed on the last day of the year and one closed one week later). The units are generally stucco exteriors with tudor-style architectural elements. Interiors are stucco and brick and generally include memorabilia and photos relevant to each restaurant's marketplace.

    Fifth Quarter restaurants are converting to hickory smoked grills to produce more flavorful steaks, chicken and grilled fish items. Sales of grilled steaks have increased at the five units where the new grills have been installed. No new units have been built since November 1991 and the Company currently has no plans to build additional Fifth Quarter units. The average sales volume of the eight Fifth Quarters was $2,340,000 in 1995.

    Sales for fiscal year 1995 of Fifth Quarter and BarbWire's were $21,392,000 and $9,903,000, respectively. Overall sales for the Steakhouses in 1995 were $31,295,000 compared to $25,327,000 for fiscal year 1994.
Earnings before interest and taxes for the Fifth Quarter restaurants in fiscal 1995 were $1,694,000 compared with $2,182,000 in 1994. BarbWire's earnings before interest and taxes for fiscal 1995 were $188,000, compared to breakeven results for 1994. BarbWire's earnings in both 1995 and 1994 were negatively affected by start-up costs and other costs incurred to prepare for future concept expansion. Comparable store sales for the Fifth Quarter concept in fiscal 1995 decreased 3.2%, including a menu price increase of 0.3%.


Manufacturing and Commissary Operations

    Operations and Strategy. The Manufacturing and Commissary Operations include five distribution facilities and two manufacturing plants. The manufacturing operations includes a meat processing facility and a facility that manufactures cole slaw and certain bakery products. The objective of the Manufacturing and Commissary Operations is to provide company-owned and franchised restaurants with a reliable source of quality food products at the lowest practical cost. The Company utilizes central purchasing of all major food, supply and equipment items for its restaurants to achieve consistent quality and control costs.

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

    History. During 1994, the Company made significant investments in its Manufacturing and Commissary Operations. A new distribution facility in Wichita, Kansas replaced the Dallas, Texas distribution facility. The meat processing facility was expanded to 60 million pounds of throughput capacity and quick freezing equipment was upgraded. The new processing and freezing equipment at this facility has permitted the Manufacturing and Commissary Operations to add new products such as soups and vegetables.

    Total revenues for Manufacturing and Commissary Operations, including intercompany sales, were $505,085,000 for fiscal year 1995 compared to sales of $524,407,000 for fiscal year 1994. Revenues for Manufacturing and Commissary Operations excluding intercompany sales were $163,687,000 in fiscal 1995 and $187,894,000 in fiscal 1994. Earnings before interest and taxes for the Commissary and Manufacturing Operations were $11,939,000 in fiscal 1995 compared with $13,089,000 in fiscal 1994. Since 1989, the number of franchised restaurants that are serviced by the Company's distribution centers has expanded from 349 to 525.

    (b) Financial information about industry segments. Note 1 of the Notes to Consolidated Financial Statements at pages 30-32 of Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

    (c)    Narrative description of business.

       (i)-(ii)    See (a) above

       (iii) Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials.

       (iv) The Company considers the Shoney's, Shoney's Inn, Captain D's, Fifth Quarter, Pargo's and BarbWire's names and designs to be of substantial economic benefit to its business. It accordingly deems very significant to its business the right that it holds to operate and license restaurant and/or motel operations under these names.

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

        (x) The Company's business is highly competitive (usually by means of price, product quality and service) and the Company competes with a number of national and regional restaurant chains as well as locally owned restaurants that specialize in the sale of seafood, sandwiches, and other prepared foods. The Company is unable to determine its relative competitive position in the industry.

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

         (xiii) As of October 29, 1995, the Company employed approximately 29,500 persons.

ITEM 2. PROPERTIES.

      The following table sets forth certain information regarding the Company's restaurant and other properties, <F2> including those under construction, as of October 29, 1995:

                                     Number of Properties <F3>

              Use                    Total       Owned       Leased
              ---                    -----       -----       ------
Office and Commissaries <F4>           10             8          2
Shoney's Restaurants                  356           237        119
Captain D's Restaurants               310           215         95
Pargo's Restaurants                    17             9          8
Fifth Quarter Restaurants               9             5          4
BarbWire's Restaurants                  6             5          1
Restaurants Under Construction          6             6          0
                                      ---           ---        ---
                                      714           485        229
                                      ===           ===        ===


LEASES

     Most of the leases of the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totalling approximately $9,501,000 in fiscal year 1995, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes and insurance under most of the leases. Ninety-eight of the leases (43%) expire prior to October 31, 2000; however, 86 of these leases (87% of the 98) provide for renewal options. In fiscal 1995, aggregate rental expense for the restaurant properties not capitalized was approximately $4,561,000, net of sublease rentals. Notes 7 and 10 of the Notes to Consolidated Financial Statements on pages 38-41 and 44-45, respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS.

     J&J Seafood, Inc. v. Shoney's, Inc. - Item 3 of Amendment No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 1995, is incorporated herein by this reference. The plaintiff in this case filed a motion to certify the case as a class action on August 7,

---------
   <F2>  The Company's 698 restaurant properties in operation as of
October 29, 1995 were located in 34 states.

   <F3>  In addition, the Company owns or leases 71 properties that are in turn leased to others and 74 parcels of land.

   <F4>  The Company's principal offices and commissary at Nashville,
Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. The Company also operates commissaries in Ripley, West Virginia; Macon, Georgia; Atlanta, Georgia and Wichita, Kansas. Mike Rose Foods, Inc., which was sold by the Company on November 17, 1995, occupied a facility of approximately 151,000 square feet on 8 acres of owned land in Nashville, Tennessee.

1995. Discovery on that motion is proceeding and the motion is set to be argued in April 1996.

     Ronald Cook and Stephen C. Sanders v. Shoney's, Inc. - Item 3 of Amendment No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 1995, is incorporated herein by this reference. This case was settled and dismissed with prejudice on November 29, 1995.

     Belcher, et. al v. Shoney's, Inc. - See paragraphs 3 and 4 of Note 13 to the Notes to Consolidated Financial Statements at pages 47-48 of this Annual Report on Form 10-K, which are incorporated herein by this reference.

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


Name                    Office                                                 Age
-----                   -------                                                ---
C. Stephen Lynn         Chairman of the Board and Chief Executive officer      48
Charles E. Porter       President                                              52
W. Craig Barber         Senior Executive Vice President and
                           Chief Financial Officer                             40
Deborah D. Hollis       Executive Vice President - Human Resources             43
Robert M. Langford      Executive Vice President, General Counsel and
                           Secretary                                           44
Gregg A. Kaplan         Senior Vice President - Marketing                      38
John W. Alderson        Division President - Casual Dining                     47
Robert A. Speck         Division President - Shoney's Restaurants              41
Daniel E. Staudt        Executive Vice President - Manufacturing and
                           Distribution                                        46
Ronald E. Walker        Executive Vice President - Captain D's                 45
Gregory A. Hayes        Vice President and Controller                          39
F.E. McDaniel, Jr.      Vice President and Treasurer                           40

     There is no family relationship among the above or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

     Mr. Lynn served as Chief Executive Officer and as a Director of Sonic Corp. from November 1983 through April 1995. He also served as Chairman of the Board of Sonic Corp. from April 1986 to April 1995. On April 11, 1995, Mr. Lynn was elected as a member of the Board and as the Chairman of the Board and Chief Executive Officer of the Company.

     Mr. Porter was in charge of the Company's manufacturing and distribution operations from 1982 until December 1991, although his title was changed to President of that division in March 1991. He was elected Division President - Captain D's in December 1991. He was elected President of the Company in January 1995.

     Mr. Barber joined the Company and was elected Assistant Treasurer in July 1983. He was elected Treasurer in August 1988 and served in that position until December 1992, when he was elected Vice President - Finance and Chief Financial Officer. He was elected Senior Executive Vice President and Chief Financial Officer in January 1995.

     Ms. Hollis joined the Company in August 1995 at which time the Board elected her to the position of Executive Vice President - Human Resources. Prior to joining the Company, Ms. Hollis was employed by Hardee's Food Systems, Inc., where she most recently served as Executive Vice President - Human Resources, a position she held since July 1995. Ms. Hollis had previously held various management positions in Hardee's Human Resources Department since 1987.

     Mr. Langford joined the Company in November 1995 at which time the Board elected him to the positions of Executive Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Langford had operated six franchised Shoney's restaurants since 1985 and previously had served as the Company's outside counsel for governmental affairs. Since 1991, Mr. Langford has served as Chairman of the Board and as a Director of Restaurant Management Services, Inc. and its parent RMS Holdings, Inc. ("RMS"), a franchisee of Shoney's and Captain D's restaurants. Mr. Langford resigned as Chairman of RMS effective February 1996.

     Mr. Kaplan joined the Company in 1990 as Vice President of Marketing for the Company's Captain D's concept. In July 1994, he was elected to the position of Vice President - Marketing for Shoney's Restaurants. Mr. Kaplan assumed his present position of Senior Vice President - Marketing (over marketing for all the Company's restaurant concepts) in August 1995.

     Mr. Alderson joined the Company in November 1995 and was elected Division President - Casual Dining at that time. Prior to joining the Company, Mr. Alderson was President of Metromedia Steakhouses Company, a position he held since 1994. From 1991 to 1994, Mr. Alderson had served as the President of Chart House, Inc., a publicly held national restaurant chain.

     Mr. Speck joined the Company in December 1995 and was elected Division President - Shoney's Restaurants at that time. Prior to joining the Company, Mr. Speck had served as Chief Operating Officer of Grandy's, Inc. since 1989.

     Mr. Staudt joined the Company in 1971. He served as Director of the Nashville commissary from 1983 until November 1988, when he was elected Vice President. He was elected Executive Vice President of the Company and President of Commissary Operations, Inc. in December 1991 and became Division President - Manufacturing and Distribution in May 1994. Currently, Mr. Staudt serves as Executive Vice President - Manufacturing & Distribution.

     Mr. Walker has held various positions since joining the Company in 1980, becoming Director of Franchise Operations for the Captain D's Division in December 1984. He was elected Vice President of Franchise Operations in December 1986 and promoted to his present position in January 1995.

     Mr. Hayes joined the Company as Director of Financial Analysis in June 1993 and was elected Vice President and Controller of the Company in August 1995. Previously, Mr. Hayes was an audit senior manager with the accounting firm of Ernst & Young, LLP, where he had been employed in the audit and accounting practices of the Nashville, Tennessee; New York, New York; and Cincinnati, Ohio offices from 1978 until he joined the Company.

     Mr. McDaniel has served in various accounting and financial positions since joining the Company in 1981. He was elected Assistant Secretary in December 1984 and Secretary in August 1988. He was elected to the additional position of Treasurer in December 1992. He was elected a Vice President of the Company in March 1994 and currently serves as Vice President and Treasurer.

                        PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's common stock is traded on the New York Stock Exchange under the symbol "SHN." The following table sets forth the high and low trading prices of the Company's common stock as reported by the New York Stock Exchange during each of the fiscal quarters of the prior two fiscal years:



                                        Stock           Stock
                          No. of        Market          Market
                          Weeks          High            Low
                          -----         ------          ------
   1995
   First Quarter           16           15 3/8          11 1/4
   Second Quarter          12           12 1/2           9 1/8
   Third Quarter           12           13 1/8          10 1/8
   Fourth Quarter          12           12 1/2           8 7/8
                           --
                           52
                           ==

   1994
   First Quarter           16           25 5/8          19 3/4
   Second Quarter          12           24 5/8          17 1/8
   Third Quarter           12           18 1/8          13 1/2
   Fourth Quarter          12           15 7/8          13 3/8
                           --
                           52
                           ==


     (b)     Holders.  There were 7,727 shareholders of record as of January
22, 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                      FIVE YEAR FINANCIAL SUMMARY
                                  (in thousands except per share data)

Fiscal year ended October                1995           1994          1993(a)        1992          1991
-----------------------------------------------------------------------------------------------------------
Revenues                              $1,053,332     $1,072,459     $1,051,747     $985,201      $917,572
Costs and expenses
   Cost of sales                         922,545        895,893        877,582      818,782       758,100
   General and administrative             63,905         55,397         54,440       53,622        51,495
   Interest expense                       39,816         41,237         44,466       51,900        63,907
   Litigation settlement                                 (1,700)                    124,500
   Restructuring expense                   7,991
-----------------------------------------------------------------------------------------------------------
                                       1,034,257        990,827        976,488    1,048,804       873,502
Income (loss) from continuing
  operations before income taxes,
  extraordinary charge, and
  cumulative effect of change
  in accounting principle                 19,075         81,632         75,259      (63,603)       44,070
Income taxes                               7,873         29,314         28,456      (26,268)       15,563
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before extraordinary
  charge, and cumulative effect of
  change in accounting principle          11,202         52,318         46,803      (37,335)       28,507
Discontinued operations, net of
  income taxes                             8,137         10,277         11,207       10,758         9,520
Gain on sale of discontinued
  operations, net of income taxes          5,533
Extraordinary charge on early
  extinguishment of debt                                 (1,038)
Cumulative effect of change in
  accounting for income taxes                             4,468
-----------------------------------------------------------------------------------------------------------
Net income (loss)                     $   24,872         66,025     $   58,010   $  (26,577)(b)  $  38,027
===========================================================================================================
Weighted average shares
  outstanding (fully diluted)             41,519         46,520         45,644       41,049         46,112

Per share data--fully diluted
   Income from continuing operations   $     .27      $    1.21     $     1.11    $    (.91)     $     .70
   Net income (loss)                   $     .60      $    1.51(c)  $     1.35    $    (.65)(b)  $     .90
   Dividends                                  --             --             --           --             --

Total assets                           $ 535,016      $ 554,978      $ 525,520    $ 467,421      $ 427,668
Long-term debt and obligations under
  capital leases                       $ 406,032      $ 414,026      $ 389,898    $ 460,546      $ 542,359
Shareholders' equity (deficit)         $(108,307)     $(136,764)     $(209,988)   $(290,497)     $(265,075)

Number of restaurants at year-end (d)
   Company-owned                             698            719            708          695            688
   Franchised                                826            874            875          824            741
-----------------------------------------------------------------------------------------------------------
   Total restaurants                       1,524          1,593          1,583        1,519          1,429
===========================================================================================================

Notes:         (a)  -     53 week year.
               (b)  -     Net income before special charge for settlement of lawsuit was $50,663 or $1.14 per share (See Note 12 to the consolidated financial statements).
               (c)  -     Income before extraordinary charge and cumulative effect of change in accounting principle was $1.43 per share.
               (d)  -     Continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. Unless otherwise noted, this discussion addresses the Company's continuing operations. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references are to fiscal year unless otherwise noted.

          Reorganization - On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included divestiture of certain non-core lines of business including Lee's Famous Recipe, a chain of over 200 quick-service restaurants specializing in chicken, and Mike Rose Foods, Inc., a manufacturer of dressings, sauces, condiments and various dry-blend products for the foodservice industry. The divestiture process now is completed, with the sale of Lee's Famous Recipe closing on September 29, 1995 and the sale of Mike Rose Foods, Inc. closing on November 17, 1995.

          These discontinued lines of business had net property, plant and equipment of $10.6 million at October 29, 1995 and $32.0 million at October 30, 1994, had annual revenues of $86.7 million and $93.7 million for the 1995 and 1994 fiscal years, respectively, and had earnings before interest and taxes of $13.1 million and $16.5 million for the 1995 and 1994 fiscal years, respectively. In fiscal 1995, these discontinued lines of business represented approximately 2.5% of net property, plant and equipment, 7.6% of consolidated revenues and 18.2% of consolidated earnings before interest and taxes. The discontinued lines of business were disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization and divestitures were accrued as they were incurred. The sale of Lee's Famous Recipe resulted in a gain of approximately $5.5 million, net of tax. The sale of Mike Rose Foods, Inc., which will be reflected in the Company's 1996 first quarter results of operations, will result in a gain of approximately $22.0 million, net of tax. (See Note 2 to the Consolidated Financial Statements).

Results of Operations

Revenues
The components of the change in revenues from continuing operations during 1995 and 1994 are summarized as follows:
                                                    1995          1994
                                                   Amount        Amount
                                                 (Millions)   (Millions)
                                                 ----------   ----------
Sales from restaurants opened or acquired        $  22.2       $  19.6
Higher sales price                                   3.7          14.0
Sales at prior year prices                          (6.4)         (2.8)
Restaurant sales for 53rd week                      ---          (15.0)
Equipment and other sales                           (1.8)         (1.6)
Manufacturing and commissary sales                 (24.2)         (0.8)
Franchise revenues                                  (1.9)         (0.1)
Other income                                       (10.7)          7.4
                                                   -----          ----
  Total                                          $ (19.1)      $  20.7
                                                   =====          ====

          Comparable store sales of the Company's restaurants declined 2.1% before considering menu price increases of 0.4%, resulting in a real decline in comparable store sales for 1995 of 2.5%. For 1994 and 1993, comparable store sales of the Company's restaurants increased 0.5% and 0.1%, respectively, resulting in a real decline of 1.2% for 1994 and 1.1% for 1993 after adjusting for menu price increases. The Company's Shoney's Restaurants have experienced declining comparable store sales since 1993. Management believes that the declines in comparable store sales at its Shoney's Restaurants are the result of numerous factors including a more competitive environment, a decline in operational performance, and the cumulative negative effects of the Company's delay in remodeling it's Shoney's Restaurants. During the fourth quarter of fiscal 1995, one of the company's Shoney's Restaurants was included, along with restaurants of several other national restaurant chains, in a national television "news magazine" program on restaurant industry cleanliness and food handling practices. Following the airing of this program, the Company's Shoney's Restaurants experienced significant declines in comparable store sales. Comparable store sales declines in fiscal 1996 (through 12 weeks) are now less than the declines experienced in the fourth quarter of 1995 or the 1995 fiscal year.

          The Company has implemented a number of programs since 1993 to improve operational performance, regain market share and improve comparable store sales. A major remodeling program was begun in late 1993 through which 183 Company-owned Shoney's Restaurants had been remodeled by the end of 1995. During 1996, an additional 100 Company-owned Shoney's Restaurants will be remodeled. Management believes that the store remodeling program is one element in its overall improvement program necessary to protect market share and encourage retrial by former customers.

          In 1994, management determined that the overall quality of Shoney's Restaurant management needed to be significantly strengthened to achieve desired customer service levels. During 1995, the Company implemented a targeted operational improvement program focused on the Company's markets most in need of improvement. This program included a thorough evaluation of restaurant management personnel, a thorough review of the physical condition of each restaurant, and an intensive training program which focused on restoring operational excellence in food preparation along with a significant emphasis on hospitality and customer satisfaction. The results of these programs generally have been positive in that performance at targeted restaurants has outpaced the performance of similarly situated units that were not a part of the improvement program. Although management believes that the improvement program addresses the important operational performance issues, it currently appears that achievement of significant positive comparable store sales will take longer than originally anticipated.

          Significant changes in restaurant management have continued during 1995; however, the pace of change was hampered by a very competitive labor market. Compensation, benefits, and performance-based reward systems have been redesigned to better align management's incentive compensation with Company objectives for achieving customer satisfaction and operational excellence. New incentive programs reward unit level managers for improved comparable store sales and cash flow. The Company's historical bonus plans have been largely oriented toward cost controls, which can sometimes result in management decisions that are counter productive to achieving high levels of customer satisfaction. Management believes that the new incentive programs achieve a better balance between increasing revenue through customer satisfaction and profitability.

          In October 1995, the Company announced a 48 store test of an "owner/manager" program for Shoney's Restaurant general managers. In this program, general managers make an "investment" in their restaurant and, in return, are eligible to earn incentive compensation based on a percentage of the increase in cash flow of their restaurant. The test program includes the elimination of one layer of supervisory management, places greater operational control and responsibility in the restaurant general manager, and places regional supervisors in a business partner/consultant role to the general managers. Management believes that the new owner/manager program balances the need to achieve customer satisfaction and thereby increase sales with the need to control costs and operate efficiently. The test began in December 1995, therefore, no meaningful results are available. However, management believes that the success of similar manager compensation programs at other restaurant companies (including Sonic, Outback Steakhouses, Harmon International, and Chick-Fil-A) indicates that this type program has a high probability for success.

          During 1995, the Company retained the firm of Bernstein-Rein of Kansas City as the new advertising agency for its Shoney's Restaurants. In the fall of 1995, the Company announced that Andy Griffith would serve as the celebrity spokesperson for Shoney's Restaurants in a series of radio and television commercials along with related point-of-sale marketing materials. Customer response to the Andy Griffith commercials, which began in November 1995, has been very positive and management believes this campaign will be an important element in its overall marketing strategy. The Company continues to focus its marketing efforts on building upon the strong Shoney's Restaurants brand and to position Shoney's Restaurants as the place for families to enjoy "Classic American Food."

          The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the most recent three fiscal years.

                                           1995       1994       1993
                                           ----       ----       ----
Company-owned units opened                  25         28         30
Company-owned units closed                 (46)       (17)       (17)
Franchised units opened                     17         52         82
Franchised units closed                    (65)       (53)       (31)
                                           ----       ----       ----
Net increase (decrease) in restaurants     (69)        10         64

          During the fourth quarter of 1995, the Company implemented a restructuring plan which included the closure of 41 under-performing restaurants, consisting of 17 Shoney's Restaurants, 22 Captain D's, and 2 Fifth Quarter restaurants. With the exception of one Fifth
Quarter restaurant closed in the first week of November 1995, all these restaurants were closed at the end of the fiscal year. In addition to these restaurants, five Shoney's Restaurants and one Captain D's had been closed earlier in 1995 resulting in 46 restaurant closures for the year.

          With respect to the 41 units closed, the Company recorded a restructuring expense of $6.2 million in the fourth quarter of 1995, principally to provide for the write-down of assets to their net realizable value and the accrual of future lease costs in excess of estimated sub-lease rental income. Approximately $1.7 million of other restructuring expenses, consisting principally of severance for three executives displaced by the reorganization and restructuring, had been included in the restructuring expense in the first three quarters of fiscal 1995, resulting in a total restructuring expense of $7.9 million. The 1995 revenues and loss before interest and taxes related to the 41 units closed were $24.2 million and $2.1 million, respectively.

          Manufacturing and commissary sales declined by approximately $24 million in 1995. The decrease in commissary and manufacturing sales was a result of the following factors: 1) a 9% decline in the number of franchised restaurants which purchased food and supplies from the commissary, 2) a decline in annual average purchases made by such franchisees, resulting principally from an 8.6% decline in the comparable store sales of the Company's franchised Shoney's Restaurants coupled with increased competition from alternative wholesale food distributors, and 3)
a decrease in sales by the Company's meat processing facility of $3.7 million, principally due to the loss of business from the Company's largest franchisee, TPI Enterprises ("TPI").

          The Company has formed a commissary advisory board with six franchisees elected by their peers to provide input as to how the Company can better meet the needs of its franchise customers. The Company's goal is to be a low cost provider of the high quality food and supplies for each of our restaurant concepts. The Company is installing a computerized order entry system to permit customers to place weekly food and supply orders through restaurant level computers linked with the commissary central computer system. The system will save time for restaurant managers and increase time available for customer service at the restaurants. Management believes this system will enhance efficiency at the Commissary and permit savings to be shared through lower costs of food and supplies. Ultimately, improvements in commissary sales will be linked to improvements in average unit volumes of franchised restaurants as well as expansion of commissary sales to franchisees who are not customers.

          The Company is pursuing customers outside its franchised system for its meat processing facility. In addition, the Company is negotiating with TPI to purchase its Shoney's and Captain D's restaurants. If that transaction is completed, the meat supply business for those restaurants would be shifted back to the Company's meat processing facility. If the meat processing facility's sales to TPI are not replaced, the efficiency of the Company's meat processing operation will be negatively impacted;
however, such amounts are not expected to have a material adverse effect on the Company.

          Other income declined in 1995 as a result of a fourth quarter decline in market value of the Company's investment in ShoLodge, Inc. (ShoLodge) common stock and warrants resulting in an unrealized loss of $3.9 million coupled with a reduction in revenue from asset sales of $1.5 million as compared to 1994. In 1994, the Company had an unrealized gain of $2.4 million related to its investment in ShoLodge. The fluctuation in market value between 1995 and 1994 created a $6.3 million decrease in other income in 1995. Fiscal 1994 included a $1.7 million gain on the sale of the Company's minority interest in certain Shoney's Inns, with no comparable item in 1995.

          Other income increased $7.4 million in 1994 as compared with 1993 as the result of a $1.7 million gain on the sale of certain minority interests in certain motels, a $.9 million gain from the settlement of certain litigation and gains of $1.6 million from real estate transactions.


Costs and Expenses

          Cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of total revenues for the last three fiscal years is shown below:

                             1995      1994      1993

Food and supplies            40.9%     41.8%     42.0%
Restaurant labor             23.8      21.8      21.8
Operating expenses           22.8      19.9      19.6
                             87.5%     83.5%     83.4%

          Manufacturing and commissary revenues declined by $24 million during 1995 and increased $2.2 million and $27.9 million during 1994 and 1993, respectively. When compared to restaurant revenues, these revenues have a higher percentage of food costs and a lower percentage of operating expenses. There is no restaurant labor associated with these revenues.
Food costs as a percentage of revenues declined by 0.9% in 1995, principally as a result of the significant decline in commissary revenues. Food costs as a percentage of revenues was down very slightly in 1994 when compared to 1993 as higher food costs at the restaurant level (primarily as the result of a new menu in the Shoney's Restaurants) were offset by lower food costs associated with manufacturing and commissary revenues. During 1993, the Company experienced higher costs for meat products and lower margins in its manufacturing division which contributed to the higher food costs.

          Restaurant labor increased 2.0% as a percentage of revenues in 1995 due to increased labor hours incurred in connection with the Shoney's Restaurant improvement program, a decrease in commissary and manufacturing revenue (which have no associated restaurant labor), and higher salaries being offered to attract and retain quality restaurant personnel. Wage rates for non-tipped hourly restaurant employees have risen approximately
6% and pay rates for restaurant management personnel have risen an average of 8.7% during 1995. Labor costs as a percentage of revenues have also increased because the Company has not instituted sufficient menu price increases to recoup these costs as the Company was striving to build customer traffic and regain market share. The Company anticipates it will implement greater menu price increases in 1996 and 1997 more in line with historical norms.

          Operating expenses, as a percentage of revenues, increased 2.9% during 1995 as a result of a $19.1 million decline in total revenues coupled with a variety of costs incurred in conjunction with the Company's restructuring and the operational improvement program for Shoney's Restaurants. As part of the Shoney's Restaurant improvement program, repairs, maintenance, and replacements costs increased $3.6 million; $1.3 million of fixed assets were written off as unusable; $400,000 of expenses were charged to operations for performance improvement teams; $400,000 of relocation costs were incurred; and $3.2 million of asset write-downs for surplus property and certain equipment were recorded. Operating expense also was negatively affected by $2.8 million of additional depreciation costs stemming from restaurant additions and remodeling. Advertising expenses were $2.8 million higher during 1995 as the Company abandoned an unsuccessful ad campaign, changed its advertising agency, and incurred additional costs related to the production of a new advertising program. An analysis of accrued property taxes completed during 1995 resulted in an increase in operating expense of $3.0 million. During the fourth quarter, the Company completed a review of its self-insured worker's compensation reserves, which included additional analyses focusing on the trend in development of prior years' incurred claims.
The analyses indicated that the Company's recorded reserve was below the expected range of possible future losses. Management determined that it was appropriate to strengthen the worker's compensation reserves to better reflect the likely outcome of its liability within the possible range of loss. Accordingly, at the end of the fourth quarter, the Company increased its worker's compensation reserves by approximately $3.8 million. In addition, operating expenses had been favorably affected in 1994 by a $2.0 million settlement of litigation against a former worker's compensation insurance carrier. Accordingly, worker's compensation expenses increased by $5.8 million in 1995 compared to 1994, as a result of these two matters.

          Operating expenses as a percentage of revenues increased in 1994 due to higher depreciation and other costs associated with the Company's remodeling program of its Shoney's Restaurants, which were partially offset by the settlement of a lawsuit for $2.0 million against a former worker's compensation insurance carrier which reduced insurance expense. The Company anticipates continued pressure on restaurant operating margins in 1996, until improvements in comparable store sales are achieved. Management intends to closely monitor and manage these costs to the maximum extent practical.

A summary of general and administrative expenses and interest expense as a percentage of revenues for the last three fiscal years is shown below:

                                       1995          1994       1993
----------------------------------------------------------------------
General and administrative             6.1%          5.2%       5.2%
Interest expense                       3.8%          3.8%       4.2%

          General and administrative expenses as a percentage of revenues increased 0.9% during 1995. The increased level of general and administrative costs was principally caused by the significant restructuring of the Company's management group, which included increased salary costs related to hiring new management employees as well as severance costs for certain employees displaced in the management reorganization. Salary and bonus costs increased approximately $4.0 million, relocation costs increased $400,000, and executive search fees increased by $600,000. Consulting fees associated with the Shoney's Restaurant improvement program and related costs during 1995 were $2.4 million and contributed to the increase in general and administrative expenses.

          General and administrative costs as a percentage of revenues were unchanged in 1994 compared to 1993. In addition, during the first quarter of 1993, the Company received $3 million from certain of its insurance carriers for recovery of legal fees paid in prior years related to a discrimination lawsuit, which reduced general and administrative expenses. However, this recovery was offset by certain severance expenses associated with the resignation or termination of certain employees during the first quarter of 1993 which totaled $3.2 million.

          Interest expense as a percentage of revenues was unchanged in 1995 and 1994, but declined in 1994 in comparison to 1993 primarily due to the refinancing during 1994 of $145.7 million of subordinated debentures.

          On January 25, 1993, the Company received final approval of the settlement in a class action race discrimination lawsuit. Under the settlement, the Company agreed to pay $105 million in claims, $25.5 million for litigation costs and class counsel's expenses, as well as an estimated $2.3 million for administrative costs and payroll taxes.
The Company is required to pay substantially all of the remaining litigation settlement liability over the next 2 1/2 years in quarterly installments.

          The effective income tax rates were 41.3% in 1995, 35.9% in 1994, and 37.8% in 1993. Note 6 to the consolidated financial statements reconciles the difference between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes.


Liquidity and Capital Resources

          The Company's primary source of liquidity is cash provided by operating activities which totaled $100.4 million in 1995, a decrease of $22.2 million compared to 1994. The decrease in operating cash flow in 1995 was principally a result of a $25 million decline in the operating earnings of the Company's Shoney's Restaurants as the Company implemented a restructuring and performance improvement program. In addition, operating earnings of the Company's commissary operations were negatively affected by lower sales volumes and relatively fixed overhead costs.

          Cash provided by continuing operating activities was $122.7 million in 1994, an increase of $28.2 million as compared with 1993. This increase was primarily attributable to a decrease in food inventory (principally fish), and an increase in cash flow from accounts receivable and deferred income taxes, which were partially offset by a decrease in accrued expenses. Cash provided by operating activities in 1993 decreased $6.0 million when compared to 1992 and was primarily attributable to an increase in food inventory (principally fish), which was partially offset by increased operating income.

          Cash used by investing activities in 1995 was $37.7 million, a decrease of $52.4 million as compared to 1994. This decrease was primarily a result of a $32 million decrease in 1995 over 1994 capital expenditures for new restaurant construction and restaurant remodeling, including a $2.1 million decrease in these expenditures related to the Company's discontinued operations. This decrease was offset by a $4.5 million increase in capital expenditures for acquisition of franchised restaurants. Capital expenditures related to commissary operations declined approximately $7 million in 1995 as compared to 1994 due to the construction of a new Wichita, Kansas commissary facility during 1994. The Company generated an additional $19.4 million of cash from investing activities in 1995 stemming from the divestiture of its Lee's Famous Recipe division.

          Cash used in investing activities increased in 1994 over 1993, principally due to an $11.9 million increase in capital expenditures for restaurant remodeling and construction of a new commissary facility.

          The Company is highly leveraged and therefore seeks to minimize its interest costs by constantly evaluating alternative financing arrangements. In July 1993, the Company entered into a $125 million reducing revolving credit facility expiring October 1997, with reductions in the aggregate credit facility beginning in 1995. This facility was secured by all material assets of the Company not otherwise pledged. The Company borrowed $25 million and repaid $10 million under this facility during 1993. The interest rate for the facility is a floating rate of 2% over the London Interbank Offered Rate ("LIBOR") and was 5.2% at October 31, 1993.

          During 1994, the Company's $125 million reducing revolving credit facility was amended to allow redemption of the Company's outstanding 12% subordinated debentures. The credit facility was increased to a maximum of $270 million, and its term was extended to 1999. In July 1994, the Company's $145.7 million of 12% debentures were redeemed at par. The reducing revolving credit facility bears interest at a floating rate (2% over LIBOR) and was 8% at October 29, 1995 and 7% at October 30, 1994, respectively. Based on an 8% interest rate, refinancing of the 12% subordinated debt resulted in annual interest savings of approximately $5.8 million. The Company had $223 million and $240 million outstanding under this facility at October 29, 1995 and October 30, 1994, respectively.

          The Company maintains an interest rate risk management program to limit its exposure to rising short-term interest rates on its variable rate debt. At October 29, 1995 and October 30, 1994, the Company held 7% LIBOR interest rate cap agreements expiring in 1996 for $50 million (notional amount). These agreements limit the Company's maximum LIBOR interest rate to 7% on $50 million of its variable rate debt until October 1996. During 1996, the Company plans to reevaluate its interest rate risk management program with its lenders to determine the most cost effective strategy for reducing the Company's risk to rising short-term interest rates. Management is considering replacing a portion of the Company's floating rate debt with fixed rate intermediate term debt as part of an overall plan to reduce exposure to interest rate risks and to more closely match its assets and liabilities.

     On December 5, 1995, the Company and TPI Enterprises, Inc. ("TPI") announced that they had executed a letter of intent providing for the acquisition by the Company of TPI Restaurants, Inc. and two other TPI subsidiaries, which represent substantially all of the assets of TPI. TPI is the Company's largest franchisee and operates 188 Shoney's restaurants and 68 Captain D's Seafood restaurants. For the twelve months ended October 1, 1995, TPI had restaurant revenues of $278 million.

     If the acquisition is consummated, the transaction presently provides for the TPI subsidiaries to be acquired in exchange for 6,456,223 shares of the Company's $1.00 par value common stock plus the assumption of certain obligations of TPI, including approximately $95 million in debt as of October 29, 1995. No definitive agreement has been executed. Management can give no assurances that a definitive agreement with TPI will be executed or that the proposed acquisition will be consummated.

            During the fourth quarter of 1995, the Company completed the sale of Lee's Famous Recipe for $28.5 million ($24.5 million cash and a $4 million note) resulting in an after tax gain of $5.5 million. The Company had previously negotiated modifications to its credit agreements to permit the sale of Lee's Famous Recipe and Mike Rose Foods, Inc. The modifications required that a portion of the proceeds from the sale of discontinued operations (net of taxes and selling costs) be treated as a permanent reduction of the amounts otherwise available under the reducing revolving credit facility. The Company utilized substantially all of the cash proceeds to reduce debt under its reducing revolving credit facility.
A permanent reduction of the amount available under the reducing revolving credit facility of $7.5 million resulted from the sale of Lee's Famous Recipe.

          In November 1995, the Company completed the sale of Mike Rose Foods, Inc. for $55 million (all cash) resulting in an estimated after tax gain of approximately $22 million. The sale will be reflected in the Company's first quarter of fiscal 1996. Approximately $50 million was utilized to reduce debt under the reducing revolving credit facility. A permanent reduction of the amount available under the credit facility of $12.9 million resulted from the sale of Mike Rose Foods. The Company anticipates that it will draw on the credit facility to pay estimated tax payments related to gains on sales of discontinued operations as they become due.

          During 1995, the Company retired $60 million of its senior fixed rate debt and reduced the amount outstanding under its reducing revolving credit facility by approximately $17 million as of October 29, 1995. These debt repayments were funded with operating cash flows, cash provided by the sale of discontinued operations (Lee's), and from $28 million of new senior variable rate debt due in October 1999. The $60 million of senior fixed rate debt retired in 1995 had an effective interest rate of 6.3%. Therefore, the Company's interest rate on debt outstanding (which is principally at variable rates) is expected to increase in 1996. This increase in rates is expected to be offset by reduced amounts of debt outstanding. Accordingly, assuming a stable interest rate environment, the Company's overall interest expense is expected to decrease in 1996 as compared to 1995.

          During 1994, the Company made scheduled payments of $100 million on its senior debt-fixed rate loan, principally from increased borrowing under the reducing revolving credit facility and from operating cash flows.
During 1993, the Company made the remaining scheduled payments of $45 million on the original $585 million of bank borrowings related to the Company's
1988 recapitalization. Principal payments made on indebtedness during 1992 were $89.4 million, which included scheduled payments of $30 million and prepayments of $55 million on the Company's original $585 million of recapitalization bank debt.

          The Company's lending agreements contain covenants that impose limitations on capital expenditures and require satisfaction of certain financial ratios and tests (such ratios and tests become more restrictive each year). The Company is currently prohibited from paying dividends by its lending agreements. The covenants also prohibit the Company from incurring additional indebtedness, except under two existing unsecured lines of credit totaling $30 million ($21 million available at October 29, 1995), or from mortgage financing arrangements. The Company had borrowed $85.5 million at October 29, 1995 and $61.3 million at October 29, 1994 under mortgage financing arrangements with effective interest rates of 8% and 6.9% at October 29, 1995 and October 30, 1994, respectively.

          Proceeds from employee stock options decreased $1.6 million in 1995 compared to 1994 and decreased $10.6 million in 1994 as compared with 1993 principally because the exercise prices of many of the options outstanding during 1995 and a significant portion of 1994 were in excess of the market price of the Company's stock. Proceeds from employee stock options increased $5.2 million during 1993 principally as a result of the exercise of options granted during the recapitalization in July 1988, which were to expire in 1993. Litigation settlement payments of $23.4 million, $24.9 million, and $22.4 million were made during 1995, 1994, and 1993, respectively, as required by the consent decree approved in January 1993
(See Note 12 to the Consolidated Financial Statements).

          The Company expects to meet its needs for debt service, capital expenditures (excluding those for land and buildings which are expected to be met through mortgage financing), the litigation settlement and other general corporate purposes through cash generated by the Company's operations, the Company's reducing credit facility, and its other available lines of credit.


Impact of Accounting Changes

          There are no pending accounting pronouncements that when adopted are expected to have a material effect on the Company's results of operations or its financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 24 through 49 of this Annual Report on Form 10-K.

                         REPORT OF ERNST & YOUNG LLP
                            Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.
Nashville, Tennessee

     We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 29, 1995 and October 30, 1994, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 29, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 29, 1995 and October 30, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 29, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for income taxes and certain investments in debt and equity securities in the year ended October 30, 1994.

Nashville, Tennessee
December 14, 1995, except for
paragraphs 3 and 4 of
Note 13, as to which the date is                 /S/ ERNST & YOUNG LLP
January 2, 1996

                                         CONSOLIDATED BALANCE SHEET
                                      Shoney's, Inc. and Subsidiaries

                                                                    October 29         October 30
                                                                       1995               1994
                                                                    -----------        -----------
ASSETS
  Current assets
    Cash and cash equivalents                                        $   7,513,588      $   4,229,784
    Notes and accounts receivable, less allowance for doubtful
      accounts of $1,645,000 in 1995 and $1,193,000 in 1994             13,013,821         16,936,307
    Inventories                                                         33,483,964         37,787,689
    Deferred income taxes                                               24,549,337         17,821,945
    Prepaid expenses and other current assets                            6,167,548         10,074,988
    Net current assets of discontinued operations                       14,495,812          5,220,127
                                                                       -----------        -----------
       Total current assets                                             99,224,070         92,070,840


    Property, plant and equipment, at cost
      Land                                                             117,104,203        113,397,369
      Buildings                                                        227,124,559        214,481,119
      Buildings under capital leases                                    18,122,394         20,383,129
      Restaurant and other equipment                                   256,936,595        257,610,547
      Leasehold improvements                                            57,330,822         54,736,348
      Rental properties                                                 24,136,182         22,917,082
      Construction in progress (estimated cost to complete:
       $6,382,000 in 1995 and $7,789,000 in 1994)                        9,789,522         13,606,268
                                                                       -----------        -----------
                                                                       710,544,277        697,131,862
      Less accumulated depreciation and amortization                  (291,057,795)      (278,529,473)
                                                                       -----------        -----------
        Net property, plant and equipment                              419,486,482        418,602,389


    Other assets
      Net non-current assets of discontinued operations                                    31,916,261
      Deferred charges and other intangible assets                       7,085,784          6,650,229
      Other                                                              9,219,658          5,738,592
                                                                       -----------        -----------
        Total other assets                                              16,305,442         44,305,082
                                                                       -----------        -----------

                                                                     $ 535,015,994      $ 554,978,311
                                                                       ===========        ===========

See notes to consolidated financial statements


                                      CONSOLIDATED BALANCE SHEET
                                   Shoney's, Inc. and Subsidiaries

                                                                    October 29         October 30
                                                                       1995               1994
                                                                    -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current liabilities
    Accounts payable                                                $   33,099,813     $  39,194,883
    Federal and state income taxes                                       7,486,210         3,764,329
    Taxes other than income taxes                                        9,565,333         7,855,368
    Employee compensation and related items                             45,425,547        36,306,635
    Accrued interest expense                                             2,186,731         2,079,655
    Other accrued liabilities                                           17,135,041        14,564,210
    Reserve for litigation settlement due within one year               23,372,889        23,803,836
    Debt and capital lease obligations due within one year              34,448,154        66,692,163
                                                                       -----------       -----------
      Total current liabilities                                        172,719,718       194,261,079

  Long-term debt                                                       393,517,286       402,306,073

  Obligations under capital leases                                      12,515,160        11,719,705

  Reserve for litigation settlement                                     38,727,434        61,673,834

  Deferred credits
    Income taxes                                                        19,223,797        15,477,405
    Income and other liabilities                                         6,619,234         6,304,456
                                                                       -----------       -----------
      Total deferred credits                                            25,843,031        21,781,861

  Commitments and contingencies

  Shareholders' equity (deficit)
    Common stock, $1 par value: authorized 100,000,000 shares;
      issued 41,510,659 in 1995 and 41,185,290 in 1994                  41,510,659        41,185,290
    Additional paid-in capital                                          60,770,176        57,509,644
    Retained earnings (deficit)                                       (210,587,470)     (235,459,175)
                                                                       -----------       -----------
      Total shareholders' equity (deficit)                            (108,306,635)     (136,764,241)
                                                                       -----------       -----------
                                                                     $ 535,015,994     $ 554,978,311
                                                                       ===========       ===========


See notes to consolidated financial statements

                                     CONSOLIDATED STATEMENT OF INCOME
                                      Shoney's, Inc. and Subsidiaries

                                                                             Years Ended
                                                            ----------------------------------------------
                                                             October 29       October 30      October 31
                                                                1995             1994            1993
                                                            -------------    -------------   -------------
Revenues
  Net sales                                                $1,029,314,432   $1,035,832,226  $1,022,413,791
  Franchise fees                                               23,886,704       25,793,886      25,872,439
  Other income                                                    131,284       10,833,006       3,460,506
                                                            -------------    -------------   -------------
        Total revenues                                      1,053,332,420    1,072,459,118   1,051,746,736

Costs and expenses
  Cost of sales
    Food and supplies                                         430,990,408      447,959,750     442,045,520
    Restaurant labor                                          251,196,828      234,547,471     229,860,922
    Operating expenses                                        240,357,620      213,385,949     205,674,912
                                                            -------------    -------------   -------------
                                                              922,544,856      895,893,170     877,581,354

  General and administrative expenses                          63,904,769       55,397,496      54,440,288
  Interest expense                                             39,815,887       41,236,895      44,465,636
  Litigation settlement                                                         (1,700,000)
  Restructuring expense                                         7,991,539
                                                            -------------    -------------   -------------
        Total costs and expenses                            1,034,257,051      990,827,561     976,487,278
                                                            -------------    -------------   -------------

Income from continuing operations before income
  taxes, extraordinary charge and cumulative
  effect of change in accounting principle                     19,075,369       81,631,557      75,259,458

Provision for income taxes
  Current                                                       9,087,000       19,940,000      22,720,000
  Deferred                                                     (1,214,000)       9,374,000       5,736,000
                                                            -------------    -------------   -------------
       Total income taxes                                       7,873,000       29,314,000      28,456,000

Income from continuing operations before
  extraordinary charge and cumulative effect
  of change in accounting principle                            11,202,369       52,317,557      46,803,458
Discontinued operations, net of income taxes                    8,136,588       10,276,649      11,206,520
Gain on sale of discontinued operations, net of
  income taxes                                                  5,532,748
Extraordinary charge on early extinguishment
  of debt, net of income tax benefit                                            (1,037,808)
Cumulative effect of change in accounting for
  income taxes                                                                   4,468,386
                                                            -------------    -------------   -------------
Net income                                                 $   24,871,705   $   66,024,784  $   58,009,978
                                                            =============    =============   =============

See notes to consolidated financial statements

                                     CONSOLIDATED STATEMENT OF INCOME
                                      Shoney's, Inc. and Subsidiaries

                                                                             Years Ended
                                                            ----------------------------------------------
                                                             October 29       October 30      October 31
                                                                1995             1994            1993
                                                            -------------    -------------   -------------
Earnings per common share

  Primary:
    Income from continuing operations before extra-
      ordinary charge and cumulative effect of change in
      accounting principle                                          $0.27            $1.27           $1.16
    Discontinued operations, net of income taxes                     0.20             0.25            0.28
    Gain on sale of discontinued operations, net of
      income taxes                                                   0.13
    Extraordinary charge on early extinguishment of debt                             (0.03)
    Cumulative effect of change in accounting for
      income taxes                                                                    0.11
                                                            -------------    -------------   -------------
    Net income                                                      $0.60            $1.60           $1.44
                                                            =============    =============   =============

  Fully diluted:
    Income from continuing operations before extra-
      ordinary charge and cumulative effect of change in
      accounting principle                                          $0.27            $1.21           $1.11
    Discontinued operations, net of income taxes                     0.20             0.22            0.25
    Gain on sale of discontinued operations, net of
      income taxes                                                   0.13
    Extraordinary charge on early extinguishment of debt                             (0.02)
    Cumulative effect of change in accounting for
      income taxes                                                                    0.10
                                                            -------------    -------------   -------------
    Net income                                                      $0.60            $1.51           $1.35
                                                            =============    =============   =============

Weighted average shares outstanding
  Primary                                                      41,519,116       41,299,061      40,397,906
  Fully diluted                                                41,519,116       46,519,998      45,644,452


See notes to consolidated financial statements


                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     Shoney's, Inc. and Subsidiaries

                                                                                                  Total
                                                 Additional                    Retained        Shareholders'
                                    Common        Paid-in        Escrow        Earnings           Equity
                                    Stock         Capital        Shares        (Deficit)        (Deficit)
                                  ----------    -----------    ----------     -----------      -------------
Balances at October 25, 1992     $ 41,539,529   $ 75,957,397  $ (48,499,992) $ (359,493,937) $ (290,497,003)
Net income                                                                       58,009,978      58,009,978
Tax benefits related to
  compensation plans                               9,545,177                                      9,545,177
Distributions pursuant to
  employee stock option and
  stock benefit plans               1,878,396     14,002,324                                     15,880,720
Conversions of subordinated
  convertible debentures                1,055         13,095                                         14,150
Retirement of escrow shares,
  net of income taxes              (2,694,444)   (48,746,388)    48,499,992                      (2,940,840)
                                   ----------    -----------    -----------    -----------      ------------
Balances at October 31, 1993       40,724,536     50,771,605              0   (301,483,959)    (209,987,818)

Net income                                                                      66,024,784       66,024,784
Tax benefits related to
  compensation plans                               1,602,987                                      1,602,987
Distributions pursuant to
  employee stock option and
  stock benefit plans                447,708       4,881,018                                      5,328,726
Conversions of subordinated
  convertible debentures              13,046         254,034                                        267,080
                                   ----------    -----------    -----------    -----------      ------------
Balances at October 30, 1994      41,185,290      57,509,644              0   (235,459,175)    (136,764,241)

Net income                                                                      24,871,705       24,871,705
Tax benefits related to
  compensation plans                                 271,293                                        271,293
Distributions pursuant to
  employee stock option and
  stock benefit plans                325,369       2,796,773                                      3,122,142
Compensation related to grant
  of restricted shares
  of common stock                                    192,466                                        192,466
                                   ----------    -----------    -----------   ------------     ------------
Balances at October 29, 1995     $ 41,510,659  $  60,770,176   $          0  $(210,587,470)   $(108,306,635)
                                  ===========    ===========    ===========   ============     ============



See notes to consolidated financial statements

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                       Shoney's, Inc. and Subsidiaries
                                                                               Years Ended
                                                              ----------------------------------------------
                                                               October 29       October 30      October 31
                                                                  1995             1994            1993
                                                              -------------    -------------   -------------
Operating activities
  Net income                                                 $  24,871,705    $  66,024,784   $  58,009,978
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Income from discontinued operations, net of taxes           (8,136,588)     (10,276,649)    (11,206,520)
    Gain on sale of discontinued operations, net of taxes       (5,532,748)
    Depreciation and amortization                               42,798,547       39,647,337      36,346,380
    Interest expense on subordinated zero coupon
         convertible debt and other non-cash charges            13,133,931       12,155,814      10,138,945
    Deferred income taxes                                       (2,981,000)       9,276,000       5,563,000
    Equity in earnings of affiliates                               (73,020)        (255,185)       (422,225)
    Loss on disposal of property, plant and equipment            2,111,756           74,605       1,618,028
    Litigation settlement                                                        (1,700,000)
    Realized and unrealized (gains) losses on
     marketable equity securities and other assets               3,886,905       (4,117,512)       (591,503)
    Restructuring expense, non-cash portion                      7,120,236
    Cumulative effect of change in accounting for
         income taxes                                                            (4,468,386)
    Changes in operating assets and liabilities:
         Notes and accounts receivable                           3,857,523        4,976,221       2,151,313
         Inventories                                             4,303,725       11,111,728     (18,768,413)
         Prepaid expenses                                           20,535         (385,570)       (803,695)
         Accounts payable                                       (1,998,856)       4,623,664       2,741,021
         Accrued expenses                                       12,730,523       (6,248,379)      5,064,921
         Federal and state income taxes                          3,993,174        3,063,784       3,971,537
         Deferred income and other liabilities                     314,778         (837,392)        620,919
                                                               -----------      -----------     -----------
    Net cash provided by continuing operating activities       100,421,126      122,664,864      94,433,686
    Net cash provided by discontinued operating activities      13,373,104       15,403,309      13,352,853
                                                               -----------      -----------     -----------
    Net cash provided by operating activities                  113,794,230      138,068,173     107,786,539

Investing activities
  Purchases of property, plant and equipment                   (58,254,507)     (90,394,632)    (70,472,483)
  Purchases of assets held for sale                             (2,403,362)      (4,581,577)     (5,565,962)
  Proceeds from disposal of discontinued operations             19,424,015
  Proceeds from disposal of property, plant and equipment        4,327,995        4,766,842       2,416,703
  (Increase) decrease in other assets                             (763,647)         116,148       4,073,060
                                                               -----------      -----------     -----------
     Net cash used in investing activities                     (37,669,506)     (90,093,219)    (69,548,682)

Financing activities
  Proceeds of long-term debt                                    78,000,000      245,681,800      35,000,000
  Payments on long-term debt and capital lease obligations    (132,259,604)    (269,772,824)    (58,693,802)
  Proceeds from line of credit and short-term debt             162,338,000      114,011,000     186,875,000
  Payments on line of credit and short-term debt              (157,129,000)    (118,171,000)   (185,960,000)
  Exercise of employee stock options                             1,797,973        3,403,776      14,027,541
  Payments on litigation settlement                            (23,377,347)     (24,949,091)    (22,373,239)
  Payments for debt issue costs                                 (2,210,942)      (1,790,257)     (3,589,584)
                                                               -----------      -----------     -----------
     Net cash used by financing activities                     (72,840,920)     (51,586,596)    (34,714,084)
                                                               -----------      -----------     -----------
  Increase (decrease) in cash and cash equivalents               3,283,804       (3,611,642)      3,523,773
  Cash and cash equivalents at beginning of year                 4,229,784        7,841,426       4,317,653
                                                               -----------      -----------     -----------
Cash and cash equivalents at end of year                      $  7,513,588     $  4,229,784    $  7,841,426
                                                               ===========      ===========     ===========

See notes to consolidated financial statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Shoney's, Inc. and Subsidiaries
       October 29, 1995, October 30, 1994 and October 31, 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform to the 1995 basis of presentation.

Property, Plant and Equipment

          Depreciation and amortization are provided principally on the straight-line method over the following estimated useful lives: restaurant buildings--20 years; certain office buildings and warehouses-- 20 to 40 years; rental properties--over the term of the lease, generally 15 to 20 years; restaurant and other equipment--3 to 10 years; and capital leases and leasehold improvements--lesser of life of assets or terms of lease.

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

Inventories

          Inventories, consisting of food items, beverages and supplies, are stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

Start-up Costs

          Start-up costs include only direct incremental costs relating to opening new restaurants, such as training costs for new employees and related travel expenses incurred before a new restaurant opens. These costs are capitalized and then amortized from the opening date over a period not to exceed one year.

Advertising Costs

          The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $39.5 million, $39.4 million and $39.8 million in fiscal years 1995, 1994 and 1993, respectively.

Fiscal Year

          The Company's fiscal year ends on the last Sunday in October. Fiscal years 1995 and 1994 were comprised of 52 weeks as compared to fiscal year 1993 which had 53 weeks.

Business Segments

          For the years 1995, 1994, and 1993, restaurant operations constituted a dominant segment in accordance with FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise."

Stock Based Compensation

          The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. (See Note 9).

Earnings per Share

          Primary net income per share for 1995, 1994 and 1993 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. In April 1989, the Company issued zero coupon subordinated convertible debentures which are not considered common stock equivalents. Fully diluted net income per share for 1994 and 1993 includes the assumed conversion of these debentures and the adjustment of earnings for interest that would not be paid if the debentures were converted. The 1995 fully diluted computation excludes the effect of the assumed conversion of the debentures because it had an anti-dilutive effect. Earnings per share for 1993 accounted for the 2,694,444 shares held in escrow at October 25, 1992 as retired, effective with the provisional court approval on November 3, 1992 (See Notes 8 and 12).

Fair Values of Financial Instruments

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

          Long-term debt: The carrying amounts of the Company's borrowings under its senior debt-reducing revolving credit facility, senior debt-taxable variable rate notes, and other senior debt with variable interest rates approximate their fair value. The fair values of the Company's subordinated zero coupon convertible debentures were determined based on quoted market prices. The fair value of other long-term debt, industrial revenue bonds and notes payable were estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements.

          Interest rate cap agreements: The fair values for the Company's interest rate cap agreements were based on estimates of the contracts' values obtained from commercial banks that are counter parties to those agreements.

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

Adoption of New Accounting Rules

          In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Use of Estimates in Financial Statements

          Judgment and estimation is exercised by management in certain areas of the preparation of financial statements. Some of the more significant areas include reserves for self insurance of worker's compensation, general liability, and medical benefits; the allowance for doubtful accounts; reserves for litigation; and the estimate of restructuring expenses. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate.


NOTE 2 - DISCONTINUED OPERATIONS AND RESTRUCTURING

          On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc. ("MRF"), a private label manufacturer of food products.

          In July 1995, the Company announced a change in its divestiture plans whereby the Company will retain its Fifth Quarter and Pargo's restaurants. These two restaurant concepts have been combined with the Company's BarbWire's Steakhouses to form a thirty-two unit casual dining group with shared management and administrative support services intended to improve operating efficiencies.

          Effective October 1, 1995, the Company sold its Lee's Famous Recipe division to RTM Restaurant Group for $24.5 million cash and a $4 million promissory note. The promissory note is due in monthly installments over five years and bears interest at the prime rate. The transaction was effected through a sale of all of the assets of Lee's Famous Recipe, and its sale removes the Company from the fast food chicken line of business. The promissory note is guaranteed by RTM, Inc., and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise license agreements of Lee's Famous Recipe.

          On August 3, 1995, the Company and Levmark Capital Corporation announced that they had entered into a definitive stock purchase agreement whereby Levmark would acquire Mike Rose Foods, Inc. This transaction was closed subsequent to the fiscal year end (See Note 15).

          For financial reporting purposes, the results of operations of the lines of business divested have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation. These discontinued lines of business had net property, plant and equipment of $10.6 million at October 29, 1995 and $32.0 million at October 30, 1994, had annual revenues of $86.7 million and $93.7 million for the 1995 and 1994 fiscal years, respectively, and had earnings before interest and taxes of $13.1 million and $16.5 million for the 1995 and 1994 fiscal years, respectively. In fiscal 1995, these discontinued lines of business represented approximately 2.5% of net property, plant and equipment, 7.6% of consolidated revenues and 18.2% of consolidated earnings before interest and taxes. The discontinued lines of business were disposed of for amounts in excess of their carrying values. Certain one-time charges associated with the reorganization and divestitures were accrued as they were incurred. The sale of Lee's Famous Recipe resulted in a gain of approximately $5.5 million, net of tax. The sale of Mike Rose Foods, Inc., which will be reflected in the Company's first quarter 1996 results of operations, will result in a gain of approximately $22.0 million, net of tax.

          During the fourth quarter of 1995, the Company implemented that part of its restructuring which included the planned closure of 41 under-performing restaurants (17 Shoney's Restaurants, 22 Captain D's and 2 Fifth Quarters). The Company accrued approximately $6.6 million of restructuring expenses related to those planned closures, principally consisting of the write-down of assets to their net realizable value and the accrual of leases and other costs associated with closure in excess of anticipated sublease income. In addition, during 1995, the Company had accrued severance costs of certain executives and store personnel displaced by the restructuring of approximately $1.4 million.


NOTE 3 - CHANGES IN ACCOUNTING PRINCIPLES

          Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Statement No. 109 changed the Company's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities (See Note 6).

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


NOTE 4 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

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

          Effective February 16, 1994, the Company sold its minority ownership interest in four Shoney's Inns to ShoLodge in exchange for 121,212 shares of common stock of ShoLodge. The shares received were recorded at their fair value of approximately $2.4 million resulting in a gain of $1.7 million. The ShoLodge common stock was classified as a trading security under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (See Note 3). Changes in fair value of the ShoLodge stock subsequent to the transaction are reflected in the results of operations.

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

          The Company recorded gains from such ShoLodge warrants of $1.5 million in 1994 and $1.25 million in 1995 at the time the warrants were classified as trading securities. The Company recorded an unrealized gain of $0.9 million during 1994 and an unrealized loss of $3.6 million in 1995 (after being classified as trading securities) due to the change in fair value of such warrants.

          At October 29, 1995, the Company held warrants to purchase 324,000 shares of ShoLodge common stock and owned 121,212 shares of ShoLodge common stock all of which were classified as trading securities. In addition, the Company holds warrants (for which it does not currently have registration rights exercisable within one year) to purchase an additional 98,749 shares of ShoLodge common stock at prices ranging from $8.40 to $13.35 per share. During the fourth quarter of 1995, the market value of ShoLodge common stock declined significantly, and at October 29, 1995, the 121,212 shares of ShoLodge had a fair value and a carrying value of $954,545 and the ShoLodge warrants had a fair value and a carrying value of $0.

          Under the terms of supplemental guidance on Implementation of FASB Statement No. 115 issued in November 1995, the Company elected to classify its investment in ShoLodge common stock and warrants for which it has registration rights within one year as "held for sale". Accordingly, future changes in the fair market value of ShoLodge common stock and warrants will be reflected as an unrealized gain or loss and included as a component of shareholders' equity rather than as a component of income.


NOTE 5 - DEBT ISSUE COSTS

          Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of $2,211,000, $1,790,000 and $3,590,000 relating to various financings during 1995, 1994 and 1993, respectively, have been paid and deferred. Amortization of debt issue costs during 1995, 1994 and 1993 was $2,215,000, $2,576,000 and $2,062,000, respectively.

          During 1994, the Company called $145.7 million par value of 12% subordinated debentures. Unamortized debt issue costs associated with these debentures of $1.7 million ($1.0 million, net of tax) were charged to expense as an extraordinary charge.


NOTE 6 - INCOME TAXES

          Effective November 1, 1993 the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (See Note 3). As permitted under the provisions of Statement No. 109, the Company elected not to restate prior years' financial statements for the effects of this change. The cumulative effect of adopting Statement No. 109 was an increase to net income of $4,468,000 or $0.10 per share (fully diluted) in the year ended October 30, 1994.

          The components of the Company's deferred tax assets and liabilities as of October 29, 1995 and October 30, 1994 are as follows:


                                         1995               1994
Deferred tax assets:
   Reserve for lawsuit settlement      $23,753,374       $31,420,209
   Reserve for self insurance           13,221,079         9,449,874
   Other - net                           5,621,092         4,287,636
Deferred tax assets                     42,595,545        45,157,719

Deferred tax liabilities:
   Tax over book depreciation           14,715,011        19,244,064
   Capital contribution                 22,501,840        22,501,840
   Other - net                              53,154         1,067,275
Deferred tax liabilities                37,270,005        42,813,179
Net deferred tax asset                $  5,325,540      $  2,344,540


  The balance sheet classification of the net deferred tax asset is as follows:

                                          1995             1994

Current deferred tax asset            $  24,549,337   $  17,821,945
Noncurrent deferred tax liability       (19,223,797)    (15,477,405)
Net deferred tax asset                $   5,325,540   $   2,344,540

          No valuation allowance is considered necessary as all deductible temporary differences will be utilized primarily by carry back to prior years' taxable income or as charges against reversals of future taxable temporary differences.

The components of the provision for income taxes are as follows:

                                  Liability               Deferred
                                   Method                  Method
                       ------------------------------   -----------
                           1995             1994            1993
                       ------------      -----------    -----------
Currently payable
   Federal              $ 16,972,900     $ 22,315,300    $ 26,037,600
   State                   2,315,100        3,374,700       3,762,400
                         -----------       ----------      ----------
                          19,288,000       25,690,000      29,800,000
                         -----------       ----------      ----------
Deferred
   Federal                (2,767,100)       8,174,700       4,829,000
   State                    (213,900)       1,101,300         734,000
                         -----------       ----------      ----------
                          (2,981,000)       9,276,000       5,563,000
                         -----------       ----------      ----------
Total expense           $ 16,307,000     $ 34,966,000    $ 35,363,000
                         ==========       ==========     ===========

The income statement classification of the provision for income taxes is as follows:

                                                       Liability             Deferred
                                                        Method                Method
                                           -----------------------------    -----------
                                              1995             1994            1993
                                           ------------      -----------    -----------
Income tax expense attributable to
  continuing operations                   $  7,873,000      $ 29,314,000    $ 28,456,000
Discontinued operations                      4,993,000         6,275,000       6,907,000
Gain on sale of discontinued operations      3,441,000
Extraordinary item                                              (623,000)
                                           -----------        ----------      ----------
Total expense                             $ 16,307,000      $ 34,966,000    $ 35,363,000
                                           ===========        ==========      ==========

The components of the provision for deferred income taxes for the year ended October 31, 1993 are as follows:
                                                                1993
                                                            ------------
Reserve for lawsuit settlement                              $ 7,250,091
Tax over book depreciation                                      441,858
Reserves for self insurance                                  (1,613,960)
Amortization of intangibles                                    (259,179)
Other                                                          (255,810)
                                                             ----------
   Total                                                   $  5,563,000
                                                             ==========

A reconciliation of the difference between total income tax expense and the amount computed using the statutory federal income tax rate is as follows:

                                                      Liability              Deferred
                                                       Method                 Method
                                           -----------------------------    -----------
                                              1995             1994            1993
                                           ------------      -----------    -----------
Statutory federal income tax rate              35%               35%           34.8%
Federal income taxes based on the
   statutory tax rate                     $ 14,412,547       $ 33,782,839   $ 32,511,910
State and local income taxes, net
   of federal tax benefit                    1,365,780          2,909,400      2,930,756
Targeted jobs and FICA tax credits          (1,427,424)        (1,574,412)      (267,104)
Other                                        1,956,097           (151,827)       187,438
                                            ----------         ----------     ----------
                                          $ 16,307,000       $ 34,966,000   $ 35,363,000
                                            ==========         ==========     ==========

The Company made income tax payments of approximately $15,238,000, $22,483,000 and $25,784,000 during fiscal years 1995, 1994 and 1993, respectively.

NOTE 7 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 29, 1995 and October 30, 1994 consisted of the following:

                                                                  1995           1994
                                                             --------------  -------------
Senior debt-reducing revolving credit facility, due in
   installments to October 1999                              $ 223,000,000   $ 240,000,000
Senior debt-fixed rate, due in April 1995                                       60,000,000
Senior debt-taxable variable rate notes, due in
   varying installments to September 1998                       29,550,000      31,500,000
Senior debt-due in installments to April 1998                    7,104,580       9,000,000
Senior debt-due in September 1997                               20,800,000      20,800,000
Senior debt-due in installments to October 1999                 28,000,000
Subordinated zero coupon convertible debentures,
    due April 2004                                              87,780,529      80,790,563
Industrial Revenue Bonds, due in varying annual
   installments to May 2006 collateralized by land,
   buildings, equipment and restricted cash                     13,947,500      14,113,750
Notes payable to others, 8.0% to 10.25%, maturing
   at varying dates to 2009 ($7,676,784 of these
   notes are secured by land, buildings and equipment)          16,717,784      11,824,970
                                                               -----------     -----------
                                                               426,900,393     468,029,283
Obligations under capital leases                                13,580,207      12,688,658
                                                               -----------     -----------
                                                               440,480,600     480,717,941
Less amount due within one year                                 34,448,154      66,692,163
                                                               -----------     -----------
     Amount due after one year                               $ 406,032,446   $ 414,025,778
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

         During the third quarter of fiscal 1994, the Company and the financial institutions amended this credit facility to allow the Company to redeem its 12% subordinated debentures issued in the Company's 1988 recapitalization. The credit facility was increased to a maximum of $270 million, the interest rate remained at LIBOR plus 2% and the maturity was extended to October 1999. The
Company redeemed $145.7 million of 12% subordinated debentures at par on July 2, 1994. At October 29, 1995, the Company had
$223 million outstanding under this facility and the interest rate was 8.0%.

         Under the terms of the reducing revolving credit facility, the Company agreed to effect an interest rate risk management program to limit the Company's exposure to rising short-term interest rates. As of October 29, 1995, the Company had interest rate cap agreements for $50 million

(notional amount), which have a 7% LIBOR interest rate cap for a remaining one year period. Under the terms of the cap agreements, the Company's maximum LIBOR interest rate on $50 million of its outstanding variable rate debt is effectively capped at 7% until October 1996. The Company is exposed to loss if one or more counterparties to the cap agreements defaults; however, the Company does not anticipate nonperformance by the counterparties. The contract or notional amount of interest rate cap agreements do not represent an exposure to credit loss.

         During the third quarter of fiscal 1995, the Company
received a modification of its lending agreements to facilitate the divestiture of Mike Rose Foods, Inc. and Lee's Famous Recipe.
The modification requires that 35% of the net after tax proceeds from the divestiture of these businesses be used to permanently reduce the availability under the reducing revolving credit facility. Subsequent to the sale of Lee's Famous Recipe and Mike Rose
Foods, the Company permanently reduced the amount available
under its reducing revolving credit facility by $7.5 million and $12.9
million, respectively.   Approximately $51 million of restaurant
properties that previously served as collateral for the Company's Tranche C debt were substituted for collateral to be released upon the sale of Mike Rose Foods, Inc. and Lee's Famous Recipe. The lenders also agreed to release a negative pledge they held on approximately $104 million of collateral previously used to secure the Company's Tranche C debt which was repaid during 1995, and to permit alternative uses of this collateral by the Company.

         Until its repayment in 1995, the senior debt-fixed rate loan carried interest at 9.78%. The Company had a combination of interest rate swap agreements for $60 million which expired in April 1995, that effectively converted the interest rate to 6.3%.

         The senior debt issues described in the preceding paragraphs are collateralized by first liens on all land, buildings and improvements owned by the Company and its subsidiaries and not otherwise pledged and the reducing revolving credit facility is also secured by first liens on all other material assets of the Company and its subsidiaries other than inventory (as to which there is a negative pledge), all stock of all of the Company's subsidiaries (including all common shares of a wholly-owned real estate company that owns
183 of the Company's restaurant properties), all accounts receivable, machinery and equipment, franchise agreements, intangible property rights and all other material tangible and intangible property of the Company and its subsidiaries.

         The senior debt-taxable variable rate notes are sold to investors through an investment banking corporation. The notes are secured by standby letters of credit of $33.5 million which includes the face amount of the notes plus interest for 145 days. The letters of credit are secured by a reimbursement agreement and standby note which are collateralized by a fully perfected first lien on certain land and buildings. A letter of credit securing $9.4 million of this indebtedness will expire on October 1, 1996; however, the Company intends to extend the letter of credit for a period of at least one year. The effective interest rate at October 29, 1995 was 8.17%.

         The senior debt of $7.1 million bears interest at LIBOR plus 1.25%. The loan is collateralized by a first lien on certain land and buildings. The effective interest rate at October 29, 1995 was 7.13%.

         The senior debt of $20.8 million bears interest at LIBOR plus 1.5%. The loan is collateralized by a first lien on certain land and buildings. The effective interest rate at October 29, 1995 was 7.38%.

         The senior debt of $28.0 million bears interest at LIBOR plus 1.25%. The loan is collateralized by a first lien on certain land and buildings. The effective interest rate at October 29, 1995 was 7.13%.

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

Subordinated Debentures 12%, Due July 2000

         The Company issued 12% subordinated debentures in July
1988 with a par value of $145.7 million that were callable on or after July 1, 1994. The debentures were redeemed at par on July 2, 1994. Debt issue costs associated with these debentures were included in other assets and were being amortized using the effective interest method over the life of the debentures. As a result of the redemption, the unamortized portion of the original issue discount and debt issue costs of $1,661,000 was charged to expense during the third quarter of fiscal 1994. This charge is reflected in the Income Statement as an extraordinary charge of $1,038,000, net of income tax benefits of $623,000.

Other Debt Information

         The Company has an unsecured line of credit for $20,000,000 with interest payable monthly at the lending bank's index rate (8.75% at October 29, 1995). There were borrowings of $7,561,000 under the line at October 29, 1995. The line is available through October 31, 1996 with a three month extension each quarter at the option of the bank. The Company also has an unsecured revolving credit facility for $10,000,000 with interest payable quarterly at rates based on the prime lending rate (8.75% at October 29, 1995). Borrowings under this facility, which expires June 25, 1996, if not terminated earlier, are due on thirty days notice. As of October 29, 1995, the balance outstanding under this facility was $1,480,000. The weighted average interest rates for these two unsecured credit facilities were 8.0%, 6.2% and 5.9% for fiscal years 1995, 1994 and 1993, respectively.

         The industrial revenue bonds include $11,797,500 at fixed interest rates ranging from 7.5% to 11.5% and $2,150,000 at a floating interest rate subject to a floor of 7.5% and a ceiling of 15%.

Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

        1996        1997        1998        1999          2000
   -----------  -----------  ----------   ----------   -----------
   $34,448,000  $87,592,000  $85,160,000  $92,574,000  $2,816,000

         Net interest costs of approximately $813,000, $866,000, and $450,000 were capitalized as a part of building costs during 1995, 1994 and 1993 respectively. Interest paid during 1995, 1994 and 1993 was approximately $31,276,000, $38,202,000 and
$35,975,000 respectively.

         The Company has standby letters of credit outstanding of $16.0 million at October 29, 1995 in addition to the letters of credit supporting the taxable variable rate notes previously described.

The carrying value and estimated fair value of the Company's long-term debt and other financial instruments are summarized in the following table:

                                                               October 29, 1995
                                                    ------------------------------------
                                                                              Estimated
                                                    Carrying Value            Fair Value
Senior debt-reducing revolving credit facility      $ 223,000,000            $ 223,000,000
Subordinated zero coupon convertible debentures        87,780,529               70,061,000
Senior debt - various                                  85,454,580               85,455,000
Industrial revenue bonds                               13,947,500               14,955,000
Notes payable                                           7,676,784                7,685,000
Lines of credit                                         9,041,000                9,041,000
                                                      -----------              -----------
Total Debt                                          $ 426,900,393            $ 410,197,000
                                                      ===========              ===========
$50 million (notional amount) interest rate cap
  agreements                                        $           0            $       7,975

Reserve for litigation settlement                   $  62,100,323            $  55,453,000

ShoLodge Warrants (See Note 4)                      $           0            $           0

ShoLodge Common Stock (See Note 4)                  $     954,545            $     954,545

See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.


NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT)

         During the 1992 fiscal year, the Company and a board member entered into a capital contribution agreement whereby, upon court approval of a settlement regarding certain litigation (See Note 12), the Company received a capital contribution of 2,694,444 shares of its common stock. The agreement with the board member was approved by the Board of Directors without that board member's participation.

         At October 25, 1992, the Company recorded the effect of the shares held in escrow in shareholders' equity pending distribution to the Company. During 1993, the court approved the settlement agreement, and the shares which had been held in escrow at October 25, 1992 were distributed to the Company and retired.
Shareholders' equity (deficit) was charged with an estimate of income taxes payable based upon the market price of the contributed shares at October 25, 1992. This income tax effect was subsequently adjusted through shareholders' equity (deficit) in February 1993, based on the current market value of the shares at the time they were distributed from escrow.


NOTE 9 - STOCK OPTIONS AND STOCK BENEFIT PLANS

         The stock option plan adopted by the Company in 1969, and as subsequently amended, covered 123,346 and 198,184 shares of the common stock of the Company as of October 29, 1995 and October 30, 1994, respectively. During 1989, the right to grant options under the 1969 plan expired. A second stock option plan adopted by the Company in 1981, and as subsequently amended, covered 7,531,425 and 7,728,047 shares of the common stock of the Company as of October 29, 1995 and October 30, 1994, respectively. The 1981 Plan was amended in December 1993 (with subsequent approval by the shareholders in March 1994) to extend the date of termination of the 1981 Plan from September 2, 1996 to September 2, 2001, increase the number of shares authorized for issuance by the Stock Option Plan by 5,000,000 and limit the number of shares any one employee may be granted in a given year to 250,000.

         Option prices are not less than the market price on the date of grant. Both plans, prior to 1988, provided for the issuance of options having terms of up to 10 years which were exercisable 10% per year after one year and in full after five years. An amendment in 1988 modified the vesting period for new options under both plans, which allowed options to be exercisable at the rate of 20% per year for four years and in full after four years and eight months. Subsequent to 1988, the 1981 plan was amended further to provide that all options would be exercisable at rates to be determined by the Company's compensation committee of the Board of Directors, not to exceed 33 1/3% per year and that options vest upon death or disability.

         The Company has a stock option plan for directors under which options to purchase 200,000 shares of common stock may be granted to non-employee directors. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted.
Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and in full in the event of death or disability.

         Options available for future grant under the 1981 plan and the director's plan at the end of 1995 and 1994 totaled 5,033,666 and 5,828,677 shares, respectively. A summary of activity under the plans is as follows:

                                                                 Range of
Options                                    Shares             Option Prices
----------------------------------     -------------       -------------------
Outstanding at October 31, 1993        2,423,380            $  5.04    $ 25.75
Issued                                   509,825              13.88      23.63
Exercised                               (346,184)              5.04      19.13
Expired or cancelled                    (294,467)              5.04      25.75
                                       ---------             ------      -----
Outstanding at October 30, 1994        2,292,554               5.04      25.75
Issued                                 1,453,000               9.63      12.00
Exercised                               (271,460)              5.04      13.25
Expired or cancelled                    (657,989)              7.26      25.75
                                       ---------             ------      -----
Outstanding at October 29, 1995        2,816,105            $  5.04    $ 25.75
                                       =========             ======      =====

          During fiscal year 1993, options were exercised for 1,759,948 shares at prices ranging from $4.01 to $20.25. At
October 29, 1995 and October 30, 1994, options for 677,324 and
871,750 shares, respectively, were exercisable.

          The Company also has an Employee Stock Purchase Plan under which 1,890,561 shares of the Company's common stock may be issued at October 29, 1995. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and distributions to employees of 122,184, 100,124 and 96,873 shares were made in fiscal years
1995, 1994 and 1993, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan.

          The Company has an Employee Stock Bonus Plan under which 611,373 shares of the Company's stock may be issued at October 29, 1995. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus also will be distributed that is equal to 25% of the market value of the shares being distributed. A maximum of 1,000 shares may be awarded to any employee each year. As of October 29, 1995, grants of bonuses under this plan of 37,750 shares were outstanding.

The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:

                      Shares                 Cash Bonuses
                      ------                -------------
1993                  41,575                $     241,655
1994                   1,400                $       8,094
1995                   4,675                $      14,065

          On April 11, 1995, the Company's Board of Directors
granted an award of 50,000 restricted shares of Shoney's, Inc.
common stock to the Company's Chairman and CEO.  These
restricted shares vest on April 11, 1996 (16,500 shares) ; April 11, 1997 (16,500 shares); and April 11, 1998 (17,000 shares) and are
reflected in compensation expense based on the vesting schedule.   In
addition, a cash bonus equal to the estimated tax due on the distribution of such restricted shares will be paid at vesting.

          On April 11, 1995, the Company's Board approved the employment contract of the Chairman and CEO, the terms of which require that certain stock options be granted. All of the options granted have a ten year term and vest 20% each year following the date of grant. The stock option grants and their terms are summarized in the following table:

                                                        Option Price
Date of Grant                   Shares                    Per Share
----------------               -------                  ------------
April 11, 1995                 250,000                     $ 10.75
November 1, 1995               250,000                       15.25
November 1, 1996               125,000                        (1)
November 1, 1996                75,000                       16.75
November 1, 1996                50,000                       18.50

(1) This portion of the November 1, 1996 grant is to be at the fair market value of the Company's common stock on that date as indicated by the closing price on the New York Stock Exchange.


NOTE 10 - LEASES

          The Company has noncancellable lease agreements for certain restaurant land and buildings. Substantially all lease agreements may be renewed for periods ranging from five to fifteen years, and provide for contingent rentals based on percentages of net sales (generally 3% to 6%) against which minimum rentals are applied.

          During 1995, the Company acquired five Shoney's Restaurants from a franchisee. The Company acquired leasehold interest in land and buildings in exchange for the assumption of capital lease obligations of approximately $2,276,000 and paid $600,000 for furniture, fixtures, equipment, and the business operations of the franchisee.

          Buildings under capital leases of $18,122,394 at October 29, 1995 and $20,631,961 at October 30, 1994 and accumulated amortization of $7,517,259 and $10,854,382 at October 29, 1995
and October 30, 1994, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

          At October 29, 1995, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:

                                          Capital             Operating            Sublease
                                          Leases               Leases              Amounts               Total

---------------------------------------------------------------------------------------------------------------
1996                                  $  2,476,573        $  6,701,206        $  (583,802)         $  8,593,977
1997                                     2,408,068           6,314,321           (518,750)            8,203,639
1998                                     2,253,986           5,813,948           (438,421)            7,629,513
1999                                     2,168,094           5,321,701           (426,287)            7,063,508
2000                                     1,999,415           4,879,105           (392,639)            6,485,881
Thereafter                              10,177,308          28,808,550         (3,161,714)           35,824,144
---------------------------------------------------------------------------------------------------------------
Total minimum rentals                   21,483,444        $ 57,838,831        $(5,521,613)         $ 73,800,662
                                                           ===========         ==========            ==========
Amount representing interest            (7,903,237)
                                        ----------
Present value of net minimum rentals  $ 13,580,207
                                        ==========

Contingent rental expense relating to the land and building portion of capital leases was $1,273,462, $1,448,937 and $1,463,183 in 1995,
1994 and 1993, respectively.

Total rental expense for all operating leases not capitalized is as follows:
                               1995            1994           1993
                           ------------    ------------   -------------
Minimum rentals             $7,605,845      $7,088,510     $6,676,136
Contingent rentals             559,513         434,524        434,487
                             ---------       ---------      ---------
  Subtotal                   8,165,358       7,523,034      7,110,623
Sublease rentals              (560,433)       (683,964)      (630,118)
                             ---------       ---------      ---------
   Total                    $7,604,925      $6,839,070     $6,480,505
                             =========       =========      =========


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          On September 5, 1995 the Company and TPI Enterprises,
Inc. ("TPI") announced they had signed a letter of intent to merge TPI with a subsidiary of the Company. TPI is the largest franchisee of the Company operating 188 Shoney's and 68 Captain D's Seafood restaurants. For the twelve months ended October 1, 1995, TPI reported restaurant revenues of approximately $278 million. Subsequent to signing this letter of intent, TPI's Board of Directors appointed a Special Committee of the Board to negotiate the definitive merger agreement and work with outside advisors to obtain a fairness opinion from TPI's investment banker.

          Subsequently, on December 5, 1995, the Company and TPI announced that they had signed a revised letter of intent calling for the acquisition of TPI Restaurants, Inc. and two other TPI subsidiaries, which represent substantially all of the assets of TPI, by a subsidiary of the Company. The TPI subsidiaries will be acquired in exchange for 6,456,223 shares of Shoney's, Inc. stock as well as the assumption of certain obligations of TPI, including approximately $95 million in debt at October 29, 1995. TPI will distribute the Shoney's stock it receives to its shareholders. Based on the

TPI shares issued and outstanding at the time of the announcement, TPI shareholders will receive 0.315 shares of Shoney's, Inc. common stock for each TPI share.

          The transaction is subject to the approval of the Board of Directors, shareholders and lenders of both companies. The
Company's existing credit facilities contain covenants which will require lender approval of the transaction as well as the terms of any proposed refinancing of the outstanding TPI debt.

          On October 1, 1992, the Company and Thompson
Hospitality, L.P. ("THL") entered into an agreement to purchase nine and thirty-one restaurants, respectively, from Marriott Corporation and Marriott Family Restaurants, Inc. ("Marriott"). All of the restaurants purchased by the Company and most of the restaurants purchased by THL will be converted to Shoney's Restaurants. As part of the transaction, the Company agreed to a contingent purchase of fifteen restaurants purchased by THL if there is a default by THL on or before October 2, 1995 in its obligations to Marriott. The purchase price for these fifteen restaurants was pre-determined and the Company's maximum obligation under this arrangement was $8.7 million. During 1994 and 1995, the Company, THL and Marriott agreed to a modification of this contingent purchase agreement whereby the Company ultimately agreed to extend its purchase obligation to July 2, 1997. In addition, the Company's maximum obligation was reduced to eight restaurants and $5.1 million. In the event of a default by THL, the Company is obligated to purchase the pre-selected restaurants by paying Marriott the pre-determined price and taking title to the properties from THL and Marriott. Accordingly, the fair value of Shoney's, Inc.'s guarantee of THL would be the difference (if any) between the value of the restaurant properties acquired and the agreed upon payments under the guarantee. The Company did not deem it practical to appraise the underlying value of the restaurant properties in order to estimate the fair value of this guarantee.

          In connection with the sale of MRF, the Company has committed to certain minimum purchase obligations with respect to food products supplied by MRF (See Note 15). The Company guarantees certain twenty-year leases of franchisees for an annual fee of approximately $45,000 and is required to offer to purchase the properties for an amount equal to the investor's unpaid mortgage ($431,240) at its maturity in 1999. The Company has also guaranteed certain loans made to ShoLodge totaling $5,464,158.


NOTE 12 - SETTLEMENT OF DISCRIMINATION LAWSUIT

          On January 25, 1993, the court gave approval to a consent decree settling litigation against the Company and its former chairman. The litigation was certified a class under Title VII of the Civil
Rights Act of 1964 consisting of black restaurant employees to represent claims of alleged discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts and the class period was from February 4, 1988 through April
19, 1991. Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay
$25.5 million in plaintiffs' attorneys fees and an estimated $4 million in payroll taxes and administrative costs. The settlement resulted in a charge to earnings of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. During 1994, the Company obtained an IRS private letter ruling which clarified that certain portions of the settlement payments were not subject to federal payroll taxes that had been previously accrued by the Company. The reserve for litigation settlement was reduced by $1.7 million to adjust for this change in estimate for accrued payroll taxes due on the settlement.

          Under the terms of the consent decree, payments are made on a quarterly basis, without interest, on March 1, June 1, September 1 and December 1. Expected payment obligations (net of insurance recoveries) under the consent decree in each of the next five fiscal years are as follows:

      1996          1997          1998          1999          2000
  ------------  ------------  ------------  ------------  ------------
  $ 23,373,000  $ 22,658,000  $ 15,774,000  $     68,000  $     68,000


NOTE 13 - LITIGATION

          The Company is a defendant in a federal court suit filed on December 19, 1994 by one of its Captain D's franchisees who claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. The same plaintiff has also filed a state court suit making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994, counsel for the plaintiff advised the Company that the federal court case described above would be filed unless the Company settled the pending state court case by purchasing the plaintiff's franchised Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed. On January 23, 1995, the Company filed a motion to dismiss or stay this federal court case pending the resolution of the state case. Thereafter, the plaintiff filed an amended complaint adding a second plaintiff, a former franchisee, Sunbelt Restaurant Management, Inc. The motion to dismiss was denied on May 31, 1995. The plaintiff filed a motion to certify the case as a class action on August 7, 1995. Discovery on that motion is proceeding and the motion is set to be argued in April 1996.

          Management believes it has substantial defenses to the claims made and intends to vigorously defend the case. In the opinion of management, the ultimate liability with respect to the case will not materially affect the operating results or the financial position of the Company.

          On December 1, 1995, a federal court suit was filed against the Company by five employees who claim the Company engages in conduct and actions which are designed to circumvent the pay requirements set forth within the Fair Labor Standards Act. The plaintiffs purport to act on behalf of a similarly situated class of plaintiffs and have petitioned the court to send court supervised notice of their lawsuit to other potential plaintiffs. On January 2, 1996, a second federal court suit was filed by a group of plaintiffs who purport to be present or former managers or hourly employees of the Company and claim to bring this action on behalf of themselves and others similarly situated. The plaintiffs claim that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or that they were improperly paid for overtime hours worked. In both cases, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses.

      Management believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome or the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

      In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.


NOTE 14 - RELATED PARTY TRANSACTIONS

          During November 1995, the Company employed a person who operated six franchised Shoney's Restaurants to serve as an executive officer of the Company. In connection with this officer's employment arrangement, the Company agreed to purchase five of the officer's franchised Shoney's Restaurants for approximately $3 million. In addition, the Company agreed to assume certain operating leases and other obligations with respect to these restaurants. This officer owns one additional Shoney's Restaurant that is anticipated to be sold to an unrelated third party. However, until that unit is sold, the Company has agreed that the officer may continue to operate one franchised restaurant. At October 29, 1995, the restaurants owned by this officer were indebted to the Company in the amount of $332,000 arising from the purchase of food and supplies from the Company's commissary. This receivable was satisfied in December 1995 upon closing by the Company on the purchase of these restaurants.

          In addition, at October 29, 1995, the officer was Chairman of Restaurant Management Services, Inc. ("RMS"), a Shoney's and Captain D's franchisee based in Macon, Georgia. The officer will receive compensation from RMS under the terms of a consulting and non-competition agreement until February 1996. The officer resigned as Chairman of RMS effective February 1996.


NOTE 15 - SUBSEQUENT EVENTS

          On November 19, 1995, the Company sold MRF to
Levmark Capital Corporation for $55 million cash. The transaction was effected through the sale of all issued and outstanding capital shares of MRF. The transaction resulted in a gain on sale of discontinued operations of approximately $22 million, net of income taxes of $16.9 million. Under the terms of the sales agreement, Shoney's, Inc. entered into a five year supply agreement though which MRF will continue to be the supplier of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products for all company-owned restaurants. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during fiscal 1994 for Company-owned restaurants.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
(in thousands except per share data)

                                                                         Per Share
                                                                --------------------------
                                        Income From                          Income From
                                         Continuing                          Continuing
                                        Operations                           Operations
                                        Before Extra-                       Before Extra-
                                        ordinary Items                      ordinary Items
                                        and Cumulative                      and Cumulative
             Number                       Effect of                Fully      Effect of     Stock    Stock
                of              Gross     Accounting    Net       Diluted     Accounting    Market   Market
             Weeks   Revenues   Profit     Change      Income     Earnings     Change       High     Low
             -----  ---------   --------   --------   --------    --------    --------     ------  ------
1995
First Quarter  16   $  310,385  $  43,839  $ 12,923   $ 10,663     $  .26      $ .19        $15.38  $11.25
Second Quarter 12      253,195     35,537    10,003      8,494        .20        .15         12.50    9.13
Third Quarter  12      253,897     36,733    13,169     10,200        .25        .20         13.13   10.13
Fourth Quarter 12      235,855     14,679   (17,020)    (4,485)      (.11)      (.27)        12.50    8.88
               --    ---------    -------   -------     ------       ----       ----
               52   $1,053,332  $ 130,788  $ 19,075   $ 24,872      $ .60      $ .27
               ==    =========    =======   =======     ======       ====       ====

1994
First Quarter  16   $  312,644  $  48,523  $ 17,250   $ 18,672(a)   $ .43      $ .26        $25.63  $19.75
Second Quarter 12      254,413     45,338    22,287     16,865        .38        .32         24.63   17.13
Third Quarter  12      259,481     45,666    24,019     16,216        .37        .34         18.13   13.50
Fourth Quarter 12      245,921     37,039    18,076     14,272        .33        .29         15.88   13.38
               --    ---------    -------   -------     ------       ----       ----
               52   $1,072,459  $ 176,566  $ 81,632   $ 66,025      $1.51      $1.21
               ==    =========    =======   =======     ======       ====       ====

(a) The Company's first quarter 1994 net income shown has been restated to reflect a correction of the cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes". In the first quarter, the Company had estimated the cumulative effect of adopting Statement No. 109 to be an increase in income of $5.4 million or $.12 per share (fully diluted), resulting in originally reported net income for the quarter of $19.6 million or $.45 per share (fully diluted). During the fourth quarter, the Company reassessed the cumulative effect and found that it had been overstated by approximately $.9 million or $.02 per share. Accordingly, the first quarter results have been restated to reflect the revised cumulative effect from the change in accounting for income taxes of $4.5 million or $.10 per share. Such amounts have been reflected in the first quarter net income and per share amounts in the preceding table.

(b) During the fourth quarter of fiscal 1995, the Company recorded several material adjustments, principally related to its reorganization and restructuring. These adjustments totaling approximately $13.6 million had a material affect on fourth quarter earnings. The significant fourth quarter adjustments included the following: (1) A $6.6 million restructuring expense was recorded related to the planned closure of 41 under-performing restaurants (See Note 2), (2)
A $3.2 million write-down of surplus property and certain restaurant assets was recorded to reduce these assets to their net realizable values, and (3) The Company's worker's compensation self-insurance reserves were increased by $3.8 million to recognize adverse development trends related to prior year's incurred losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

       There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     "Election of Directors" and "Reports of Beneficial Ownership" contained in the 1996 Proxy Statement is incorporated herein by reference. See also Item 4A, "Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

     "Executive Compensation" contained in the 1996 Proxy Statement is incorporated herein by reference. The matters labeled
"Compensation Committee Report" and "Shareholder Return
Performance Graph" contained in the 1996 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     "Security Ownership of Certain Beneficial Owners and
Management" contained in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     "Certain Transactions" contained in the 1996 Proxy Statement is incorporated herein by reference.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

      (1)     Financial Statements:
              Consolidated Balance Sheet - October 29, 1995 and
                  October 30, 1994.
              Consolidated Statement of Income - Years ended October
                  29, 1995, October 30, 1994 and October 31, 1993.
              Consolidated Statements of Shareholders' Equity (deficit)
                  Years ended October 29, 1995, October 30, 1994 and
                  October 31, 1993.
              Consolidated Statements of Cash Flows - Years ended
                  October 29, 1995, October 30, 1994 and October 31,
                  1993.
              Notes to Consolidated Financial Statements - Years ended
                  October 29, 1995, October 30, 1994 and October 31,
                  1993.

      (2)      Schedule II-Valuation and qualifying accounts, included
                    as Exhibit 99.1.

       All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R. Section 229.601, as follows:

      3(i), 4.1     Charter of Shoney's, Inc., as amended, filed as Exhibit
                    4.1 to Post Effective Amendment No. 3 to the
                    Company's Registration Statement on Form S-8 (File
                    No. 33-605) filed with the Commission on October 31,
                    1988, and incorporated herein by this reference.

      3(ii), 4.2    Amended and Restated Bylaws of Shoney's, Inc., filed
                    as Exhibit 3(ii) to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended August 9, 1995 filed with the Commission on September 20, 1995, and incorporated herein by this reference.

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

      4.33          Modification Agreement No. 7 dated as of July 28,
                    1995 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 9, 1995 filed with the Commission on September 20, 1995, and incorporated herein by this reference.

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

       10.16        Shoney's, Inc. Supplemental Executive Retirement
                    Plan.

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

       10.21 Amendment No. 1 to Employment Agreement dated as of April 11, 1995, between the Company and C.
                    Stephen Lynn.

       10.22 Asset Sale and Purchase Agreement dated as of July 7, 1995, by and among Shoney's, Inc., as Seller and RTM, Inc., as Buyer relating to the sale of the assets comprising the Company's "Lee's Famous Recipe" division.

       10.23 Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc.

       10.24        Amendment No. 1 dated as of November 10, 1995 to
                    Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc.

       10.25 Supply Agreement dated as of November 17, 1995 between the Company and Mike Rose Foods, Inc.

       11           Statement regarding computation of per share earnings.

       21           Subsidiaries of Shoney's, Inc.

       23           Consent of Ernst & Young LLP, independent auditors.

       27           Financial Data Schedule.

       99.1 Schedule II - Valuation and qualifying accounts and reserves.

     (b)     No Current Reports on Form 8-K were filed by the
Company during the last quarter of the period covered by this Annual Report on Form 10-K.

     (c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

     (d) Financial Statement Schedules -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January, 1996.


                              SHONEY'S, INC.


                              By: /s/ W. Craig Barber
                                 --------------------------------
                                 W. Craig Barber
                                 Senior Executive Vice President
                                 and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of January, 1995.

           Signature                              Title


   /s/ C. Stephen Lynn
----------------------------        Chairman of the Board, Chief
(C. Stephen Lynn)                   Executive Officer and Director


   /s/ Charles E. Porter
----------------------------        President
(Charles E. Porter)


   /s/ W. Craig Barber
----------------------------        Senior Executive Vice President
(W. Craig Barber)                   and Chief Financial Officer


   /s/ Robert M. Langford
----------------------------        Executive Vice President, General
(Robert M. Langford)                Counsel and Secretary


  /s/ F.E. McDaniel, Jr.
----------------------------        Vice President and
(F.E. McDaniel, Jr.)                Secretary/Treasurer


  /s/ Gregory A. Hayes
----------------------------        Vice President and Controller
(Gregory A. Hayes)

  /s/ Dennis C. Bottorff
----------------------------       Director
(Dennis C. Bottorff)


  /s/ Carole F. Hoover
----------------------------        Director
(Carole F. Hoover)


  /s/ Victoria B. Jackson
----------------------------        Director
(Victoria B. Jackson)


  /s/ Alex Schoenbaum
----------------------------        Director
(Alex Schoenbaum)


  /s/ Robert T. Shircliff
----------------------------        Director
(Robert T. Shircliff)


  /s/ B. Franklin Skinner
----------------------------        Director
(B. Franklin Skinner)


  /s/ James R. Thomas, II
----------------------------        Director
(James R. Thomas, II)


  /s/ Cal Turner, Jr.
----------------------------        Director
(Cal Turner, Jr.)