Form 10-K405/A
period 1995-10-29
SHONEYS INC
filed 1996-02-23
CIK 89902

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


Name                    Office                                                 Age
-----                   -------                                                ---
C. Stephen Lynn         Chairman of the Board, President and
                           Chief Executive Officer                             48
W. Craig Barber         Senior Executive Vice President and
                           Chief Financial Officer                             40
Deborah D. Hollis       Executive Vice President - Human Resources             43
Robert M. Langford      Executive Vice President, General Counsel and
                           Secretary                                           44
John W. Alderson        Division President - Casual Dining                     47
Robert A. Speck         Division President - Shoney's Restaurants              41
Daniel E. Staudt        Executive Vice President - Manufacturing and
                           Distribution                                        46
Ronald E. Walker        Executive Vice President - Captain D's                 45
Gregory A. Hayes        Vice President and Controller                          39
F.E. McDaniel, Jr.      Vice President and Treasurer                           40

     There is no family relationship among the above or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

     Mr. Lynn served as Chief Executive Officer and as a Director of Sonic Corp. from November 1983 through April 1995. He also served as Chairman of the Board of Sonic Corp. from April 1986 to April 1995. On April 11, 1995, Mr. Lynn was elected as a member of the Board and as the Chairman of the Board and Chief Executive Officer of the Company. He was elected to the additional position of President on January 31, 1996.

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and principal occupation of all persons who are directors and who have been nominated to serve as directors of the Company are as follows:

DENNIS C. BOTTORFF                                                         Age -- 51
Chairman of the Board                                                      Director since 1989
and Chief Executive Officer
First American Corporation

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

CAROLE F. HOOVER                                                           Age -- 52
President                                                                  Director since 1990
Concessions International of Cleveland

Ms. Hoover, since 1984, has served as President of Concessions International of Cleveland, an
airport food and beverage concessionaire. She also serves as President and Chief Executive
Officer of the Greater Cleveland Growth Association.

C. STEPHEN LYNN                                                            Age -- 48
Chairman of the Board and                                                  Director since 1995
Chief Executive Officer
Shoney's, Inc.

Mr. Lynn served as Chief Executive Officer and as a director of Sonic Corp. from November 1983 through April 1995. He also served as Chairman of the Board of Sonic Corp. from April 1986 to
April 1995. On April 11, 1995, Mr. Lynn was elected as a member of the Board and as the
Chairman of the Board and Chief Executive Officer of Shoney's, Inc.

VICTORIA B. JACKSON                                                        Age -- 41
President                                                                  Director since 1989
and Chief Executive Officer
DSS/ProDiesel, Inc.

Ms. Jackson, since 1979, has served as President and Chief Executive Officer of DSS/ProDiesel,
Inc. (formerly Diesel Sales & Service Co., Inc.), a remanufacturer of fuel injection components for the diesel industry, based in Nashville, Tennessee. Ms. Jackson also serves as a member of the board of directors of Whitman Corporation.

ALEX SCHOENBAUM                                                            Age -- 80
Retired Senior Chairman of the Board                                       Director since 1971
Shoney's, Inc.

Mr. Schoenbaum served as Senior Chairman of the Board of the Company from 1976 until his retirement from that position in March 1985. Mr. Schoenbaum has indicated that he will not stand for reelection at the 1996 annual meeting of shareholders.


ROBERT T. SHIRCLIFF                                                        Age -- 67
Chairman of the Board                                                      Director since 1974
The Shircliff Group

Mr. Shircliff served as President of The Shircliff Group (business consultants), Jacksonville,
Florida, from December 1973 until 1987, when he became Chairman of the Board. Mr. Shircliff has indicated that he will not stand for reelection at the 1996 annual meeting of shareholders.

B. FRANKLIN SKINNER                                                        Age -- 64
Retired Chairman of the Board                                              Director since 1993
BellSouth Telecommunications, Inc.

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

JAMES R. THOMAS                                                            Age -- 70
Retired Chairman of the Board                                              Director since 1974
Carbon Industries, Inc.

Mr. Thomas served as President of Carbon Industries, Inc. Charleston, West Virginia, from
November 1974 until February 1982, at which time he was elected Chairman of the Board. He retired from that position in November 1983. He also serves as member of the boards of directors of One
Valley Bank, N.A. of Charleston, and The Columbia Gas System, Inc. Mr. Thomas has indicated that he will not stand for reelection at the 1996 annual meeting of shareholders.

CAL TURNER, JR.                                                            Age -- 56
Chairman of the Board, President                                           Director since 1993
and Chief Executive Officer
Dollar General Corporation

Mr. Turner serves as a member of the board of directors and as Chairman of the Board, President and Chief Executive Officer of Dollar General Corporation (discount retail chain), a position that he has held since 1988. He also serves as a member of the boards of directors of First
American Corporation and Thomas Nelson, Inc.

     All persons listed above currently are serving as members of the Company's Board of Directors (the "Board"). See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


REPORTS OF BENEFICIAL OWNERSHIP

     Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than ten percent of the Company's common stock (the "Shares") are required to report their ownership of the Shares and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). These persons also are required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established and the Company is required to report in this Annual Report on Form 10-K any failure to file by these dates during the 1995 fiscal year. Based solely on a review of the reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company's directors, executive officers and ten percent holders during the 1995 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended October 29, 1995 to those persons who: (i) served as the Company's Chief Executive Officer ("CEO") during the 1995 Fiscal Year; (ii) were the Company's four most highly compensated executive officers (other than the CEO) serving as of the end of the 1995 Fiscal Year; and
(iii) would have been included under item (ii) but for the fact that they were not serving as executive officers at the end of the 1995 Fiscal Year.

                                           ANNUAL COMPENSATION             LONG TERM COMPENSATION AWARDS
          NAME                    --------------------------------------   -----------------------------
           AND                                                OTHER         RESTRICTED      SECURITIES
        PRINCIPAL                                            ANNUAL           STOCK         UNDERLYING      ALL OTHER
        POSITION           YEAR    SALARY      BONUS     COMPENSATION(1)    AWARDS(2)        OPTIONS       COMPENSATION
-------------------------  ----   ---------   --------   ---------------   ------------   --------------   ------------
C. Stephen Lynn
  Chairman and Chief
  Executive Officer(3)...  1995   $226,122    $300,000            --            --        250,000 Shares     $ 14,139(3)

                           1995   $279,460    $100,000           319(4)         --        175,000 Shares     $ 33,389(5)(6)(7)(8)
Charles E. Porter          1994   $202,725    $ 60,128            --       1,000 Shares    25,000 Shares     $ 23,735
  President..............  1993   $185,863    $ 60,128            --            --         10,500 Shares     $ 20,198

W. Craig Barber
  Senior Executive Vice    1995   $239,061    $ 90,000            --            --        150,000 Shares     $ 11,147(5)(6)(7)
  President and Chief      1994   $185,661    $ 50,000            --            --              --           $  3,964(3)
  Financial Officer......  1993   $169,165    $ 76,275            --            --         22,500 Shares     $  3,251

Daniel E. Staudt
  Executive Vice
  President                1995   $159,292    $ 29,155           319(4)         --         25,000 Shares     $ 11,545(5)
  Manufacturing and        1994   $144,154    $ 22,475            --       1,000 Shares    25,000 Shares     $ 11,893
  Distribution...........  1993   $131,983    $ 21,515            --            --          9,000 Shares     $  9,752

Charles P. Vaughn, Jr.
  Vice President -         1995   $154,154    $ 34,125           319(4)         --         15,000 Shares     $  5,000(7)
  Franchising and          1994   $136,646    $ 21,750            --       1,000 Shares     4,000 Shares           --
  Development............  1993   $100,323    $ 17,355            --            --          6,500 Shares           --

Taylor H. Henry(3)(9)      1995   $200,385    $    --             --            --              --           $300,126(9)
  Chairman and Chief       1994   $372,624    $100,000            --            --              --           $ 25,814(3)
  Executive Officer......  1993   $293,462    $190,688            --            --         90,000 Shares     $ 28,082

---------------

(1) As to "Other Annual Compensation", although executive officers receive perquisites and other personal benefits (e.g., Company furnished automobiles), the aggregate amount of such perquisites or other personal benefits does not exceed the lesser of: (a) $50,000; or (b) 10% of the annual salary and bonus for any of the persons listed in the Summary Compensation Table (the "Named Executive Officers").
(2) Awards made under the stock bonus plan vest and are distributed at the rate of 10% per year for four years and in full after five years. An employee receives no dividends and has no other rights as a shareholder with respect to Shares awarded under the stock bonus plan until the Shares vest and are distributed to the employee. At the time Shares are distributed, the employee also receives a cash award equal to 25% of the value of the Shares then being distributed to reimburse the employee for certain taxes. In December 1993, Messrs. Porter Staudt and Vaughn each received an award under the stock bonus plan of 1,000 Shares valued, as of that date, at $23,125. During the 1995 Fiscal Year, 100 Shares were distributed to each of Messrs. Porter, Staudt and Vaughn. At the time of the distribution during the 1995 Fiscal Year, the distributions were valued at $1,275 each, which resulted in each of them receiving a tax equalization bonus of $319 that is reflected in the Column labeled "Other Annual Compensation."
(3) Mr. Lynn was elected the Company's CEO on April 11, 1995. At that time, Taylor H. Henry, who had served as the Company's CEO retired. Mr. Lynn's employment agreement is described below under "Employment Agreements." The amount set forth in "All Other Compensation" represents certain expenses incurred by Mr. Lynn as a result of his relocation that were paid by the Company.
(4) Includes tax equalization bonus paid with respect to the receipt of Shares under the Company's stock bonus plan. See footnote 2.
(5) Includes amounts paid pursuant to the Company's restaurant group ownership plans established in prior years, in which partnerships composed of employees have acquired up to a 30% interest in groups of restaurants. During the 1995 Fiscal Year, the amounts paid to the Named Executive Officers, respectively, were as follows: Mr. Henry ($21,280), Mr. Porter ($16,644); Mr. Barber ($4,755); and Mr. Staudt ($11,545).

(6) Includes amounts accrued, but not paid, to provide for possible future payments under a salary continuation plan that covers certain present and former employees of the Company. The plan provides for payments of up to $37,500 per year for ten years following death, disability or retirement at age 55. During the 1995 Fiscal Year, the amount accrued for any of the Named Executive Officers was as follows: Mr. Porter ($6,745); Mr. Barber ($4,392).
(7) Includes matching contributions by the Company under the Company's Supplemental Executive Retirement Plan as follows: Mr. Porter ($10,000); Mr. Barber ($2,000); and Mr. Vaughn ($5,000).
(8) Mr. Porter has indicated his intention to retire effective May 1, 1996 and, accordingly has resigned from the office of President of the Company.
(9) Mr. Henry resigned as CEO and as a member of the Board on April 11, 1995. Mr. Henry's contract provides that he is to serve as a consultant to the Company through December 31, 1996. His contract provides for him to receive approximately $42,000 per month. All payments are less deductions for income tax withholding, FICA and any other legal requirements. These payments also are conditioned upon Mr. Henry's compliance with certain non-competition and non-disclosure obligations.

OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information concerning stock option grants to any Named Executive Officer who was granted a stock option during the 1995 Fiscal Year:

                              INDIVIDUAL GRANTS
------------------------------------------------------------------------------      POTENTIAL REALIZABLE
                                        % OF TOTAL                                    VALUE AT ASSUMED
                       NUMBER OF         OPTIONS                                    ANNUAL RATES OF STOCK
                       SECURITIES       GRANTED TO     EXERCISE                    PRICE APPRECIATION FOR
                       UNDERLYING       EMPLOYEES      OR BASE                           OPTION TERM
                        OPTIONS         IN FISCAL       PRICE       EXPIRATION     -----------------------
       NAME            GRANTED(1)          YEAR        ($/SHARE)       DATE         5% ($)       10% ($)
-------------------  --------------     ----------     --------     ----------     --------     ----------
Mr. Lynn...........  250,000 Shares        17.57%       $10.75      4-11-2005      $742,507     $1,640,746
Mr. Porter.........  175,000 Shares        12.30%       $10.63       6-8-2005      $513,711     $1,135,167
Mr. Barber.........  150,000 Shares        10.54%       $10.63       6-8-2005      $440,324     $  973,000
Mr. Staudt.........   25,000 Shares         1.76%       $10.63       6-8-2005      $ 73,387     $  162,167
Mr. Vaughn.........   15,000 Shares         1.05%       $10.63       6-8-2005      $ 44,032     $   97,300

---------------

(1) The exercise price of the options granted is equal to the market value of the Shares on the date of grant. These options vest (become exercisable) at a cumulative rate of 20% per year and in full after five years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     Shown below is information with respect to exercises by any Named Executive Officer during the 1995 Fiscal Year of options to purchase Shares pursuant to the Company's stock option plans and information with respect to unexercised options to purchase Shares held by such officers as of the end of the 1995 Fiscal Year:

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                           OPTIONS HELD AT            THE-MONEY OPTIONS AT
                                                                          OCTOBER 29, 1995              OCTOBER 29, 1995
                                  SHARES ACQUIRED       VALUE        ---------------------------   ---------------------------
              NAME                ON EXERCISE (#)      REALIZED      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------------  ---------------   --------------   -----------   -------------   -----------   -------------
Mr. Lynn........................            0          $      0              0        250,000       $       0        $   0
Mr. Porter......................        3,000          $  9,375         11,200        202,300       $       0        $   0
Mr. Barber......................       20,000          $ 48,125         25,850        165,400       $  41,248        $   0
Mr. Staudt......................        5,000          $  7,500         18,800         51,200       $  18,998            0
Mr. Vaughn......................          650          $    406         11,450         22,800       $  20,249            0

     The Company has not awarded stock appreciation rights to any employee and has had no long term incentive plans, as that term is defined in SEC regulations. Also, the Company has had no defined benefit or actuarial plans covering any employees of the Company.

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

     Also, each non-employee Director participates in the Shoney's, Inc. Directors' Stock Option Plan (the "Directors' Plan"), which was approved by the shareholders of the Company on March 19, 1991. Each non-employee Director received an option for 5,000 shares as of June 7, 1990, the date the Board adopted the Directors' Plan. Non-employee Directors initially elected to the Board subsequent to the adoption of the Directors' Plan receive an option for 5,000 Shares upon their election to the Board. Non-employee Directors, upon the fifth anniversary of the grant of their most recent option under the Directors' Plan, will also be awarded an additional option for 5,000 Shares. As of the end of the 1995 Fiscal Year, there were six participants under the Directors' Plan who held options covering 30,000 Shares at an exercise price of $10.375 per Share and two participants under the Directors' Plan who held options covering 10,000 Shares at an exercise price of $23.375 per Share. During 1995, there were no exercises of options for Shares granted under the Directors' Plan.

EMPLOYMENT CONTRACTS

     The Company has employment agreements with Messrs. Lynn, Porter and Barber. Mr. Lynn's employment agreement provides for a term from May 1, 1995 through April 30, 1998. The employment agreements with Messrs. Porter and Barber presently provide for initial terms terminating on January 16, 1997. In addition, if a "Change in Control" (as defined in the employment agreements generally to mean acquisition of 20% (50% in the case of Mr. Lynn) or more of the Company's outstanding voting securities by any person or the occurrence of certain changes in the composition of the Board) occurs with respect to the Company, the employment terms contained in the employment agreements are automatically extended for an additional one year term (two years in the case of Mr. Lynn).

     Under the employment agreements, Messrs. Porter and Barber presently are entitled to base salaries in the amounts of $300,000 and $250,000, respectively, with increases to be in the sole discretion of the Board. Mr. Lynn is entitled to a base salary of $450,000 through April 30, 1996; $500,000 from May 1, 1996 through April 30, 1997; and $550,000 from May 1, 1997 through April 30, 1998. In addition, the employment agreements provide that Messrs. Lynn, Porter and Barber are entitled to annual bonuses. During 1995 (or, in the case of Mr. Lynn, the first year of his contract), these bonuses were to be determined by the HRC Committee but could not be less than $300,000 with respect to Mr. Lynn, $100,000 with respect to Mr. Porter, and $50,000 with respect to Mr. Barber. Thereafter, the bonuses will be based upon a formula to be agreed upon by the employee and the Company, however, provisions have been made whereby the annual bonus shall not be less than $25,000 with respect to Mr. Barber. Mr. Porter has stated his intention to retire effective May 1, 1996. Pursuant to an agreement with the Company, he will receive one year's pay beginning May 1, 1996.

     Under Messrs. Lynn's, Porter's and Barber's employment agreements, termination of the employee without cause will result in the employee's right to receive the greater of (i) the salary and bonus paid or accrued on the employee's behalf for the fiscal year of the Company immediately prior to the fiscal year in which the termination took place or (ii) the amount due the employee for salary and bonuses during the balance of the then current employment term. In addition, termination without cause results in immediate vesting of all stock options held by Mr. Lynn and entitles Messrs. Porter and Barber to be paid a cash amount equal to the unrealized gain that they have in any unvested stock options. In the event of the termination for cause or the employee's resignation, the employee is entitled to no severance payments under his employment agreement and all stock options that are not vested prior to the effective date of the termination shall lapse and be void. Cause for termination includes personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, conviction of any felony or crime involving moral turpitude, material intentional breach of any provision of the employment agreement, or unsatisfactory performance by the employee of his duties as a result of alcohol or drug abuse.

     Mr. Lynn's agreement also provides that if his employment is terminated without cause, certain benefits (insurance, medical and automobile) continue until expiration of the term of the agreement or his earlier coverage through other employment. Also, in the event of a Change in Control (as defined above) Mr. Lynn, at his option, may terminate his agreement within 90 days after such Change in Control in which case he will receive the greater of: (i) two times the base salary and bonus paid during the fiscal year immediately prior to that in which the termination took place; or (ii) the amount due as base salary during the then remaining employment term. Participation in other benefits is treated the same as if Mr. Lynn's employment had been terminated without cause.

     Mr. Lynn's agreement also provides that he will receive 50,000 shares of restricted stock as follows: 16,500 Shares on April 11, 1996; 16,500 Shares on April 11, 1997 and 17,000 Shares on April 11, 1998. On these dates, Mr. Lynn also will receive a tax equalization bonus determined by the value of the Shares. Mr. Lynn's agreement further provides that he will receive future options under the Company's stock option plan on November 1, 1996 as follows:
125,000 Shares at an exercise price equal to the market price on that date; 75,000 Shares at an exercise price of $16.75 per Share; and 50,000 Shares at an exercise price of $18.50 per Share.

     Mr. Lynn's contract provided for the Company to pay him certain relocation expenses resulting from his accepting his position with the Company and for the Company to acquire his former residences in Oklahoma City. Each of these residences has been sold or resold to third parties with the Company [incurring no loss in connection with the transaction other than transaction expenses].

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The HRC Committee is composed of Hoover (Chairperson), Jackson, Shircliff and Turner. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company's executive officers, members of the HRC Committee or entities whose executives serve on the Board or the HRC Committee that require disclosure under applicable SEC regulations.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning persons, other than officers or directors, who, as of February 1, 1996, are the beneficial owners of more than 5% of the Shares. The Company has no other class of equity securities outstanding.

                       NAME AND ADDRESS                            SHARES           PERCENT
                      OF BENEFICIAL OWNER                    BENEFICIALLY OWNED     OF CLASS
    -------------------------------------------------------  ------------------     --------
    R.L. Danner............................................       4,249,302(1)        10.21%
      2 International Drive, Suite 510
      Nashville, TN 37217

    First Union Corporation................................       4,168,500(2)        10.04%
      One First Union Center
      Charlotte, NC 28288-0137

    GeoCapital Corporation.................................       2,185,266(3)         5.27%
      787 Fifth Avenue
      New York, NY 10153

    Union Bank of Switzerland..............................       4,931,159(4)        11.00%
      Bahnhofstrasse 45, 8021
      Zurich, Switzerland

---------------

(1) Includes 83,068 Shares owned by Mrs. Danner and 7,101 Shares held in trust for Mr. Danner's son, over which Mrs. Danner has sole voting and investment power. The information regarding Shares beneficially owned is based upon the latest Schedule 13D filed by Mr. Danner.
(2) Includes 4,168,500 Shares over which First Union Corporation ("First Union") has sole voting power. First Union has sole power to dispose or to direct the disposition of 4,167,750 Shares and shared power to dispose or to direct to the disposition of the remaining 750 Shares. The information regarding Shares beneficially owned is based upon the latest Schedule 13G provided to the Company by First Union.
(3) Includes 2,185,266 Shares over which GeoCapital has sole power to dispose or to direct the disposition thereof. The information regarding Shares beneficially owned is based upon the latest Schedule 13G provided to the Company by GeoCapital.
(4) Includes 542,559 Shares over which Union Bank of Switzerland ("UBS") has sole voting power. UBS has shared power to dispose or to direct the disposition of 4,382,000 Shares. The information regarding Shares beneficially owned is based upon the latest Schedule 13G provided to the Company by UBS.

     The following table sets forth the number of Shares held beneficially, directly or indirectly, as of the February 1, 1996, by all directors and nominees for director, by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer and by all directors and executive officers as a group, together with the percentage of the outstanding Shares which such ownership represents.

                                                                                 PERCENT
                                                                                OF CLASS
                       NAME OF                            SHARES             (* DENOTES LESS
                  BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)        THAN 1%)
    ---------------------------------------------  ---------------------     ---------------
         W. Craig Barber.........................           38,909               *
         Dennis C. Bottorff......................            8,000               *
         Carole F. Hoover........................              400               *
         Victoria B. Jackson.....................            2,094               *
         C. Stephen Lynn.........................          100,000               *
         Charles E. Porter.......................           42,300               *
         Alex Schoenbaum.........................        3,349,535(2)(3)        8.05%
         Robert T. Shircliff.....................           51,590(3)            *
         B. Franklin Skinner.....................            2,500               *
         James R. Thomas, II.....................            3,946(3)            *
         Cal Turner, Jr..........................           17,000               *
         Daniel E. Staudt........................           38,690               *
         Charles P. Vaughn, Jr...................           16,464               *
         All Directors, Nominees for Director and
           Executive Officers as a Group.........        3,734,848              8.97%

---------------

(1) Includes Shares subject to existing stock options that are currently exercisable and convertible securities.
(2) Includes 395,342 Shares owned by Mrs. Schoenbaum, 15,055 Shares held by her as custodian for one of their children, 35,750 Shares owned by the Schoenbaum Family Foundation and 2,903,388 Shares held in trust by two banks for Mr. Schoenbaum. With respect to the Shares owned by Mrs. Schoenbaum and the Shares held by her as custodian, she has sole voting and investment power. Mr. Schoenbaum has voting and investment power with respect to 2,703,388 Shares held by one bank but has no voting and investment power as to 200,000 Shares held by the second bank as trustee.
    He does have a 10-year income interest in the trust holding the 200,000 Shares and the governing trust instrument presently gives Mr. Schoenbaum the ability to require the resignation of the trustee.
(3) Messrs. Schoenbaum, Shircliff and Thomas are not standing for re-election at the 1996 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board and management attempt to minimize "related party" transactions. During the 1995 Fiscal Year, except as disclosed above under EXECUTIVE COMPENSATION and as set forth below, the Company's executive officers, directors and nominees for director did not have significant business relations with the Company and no such transactions are anticipated during 1996.

     During November 1995, the Company employed Robert M. Langford as its Executive Vice President, General Counsel and Secretary. Prior to his employment with the Company, Mr. Langford operated six franchised Shoney's Restaurants. In connection with this officer's employment arrangement, the Company agreed to acquire the operations of five of Mr. Langford's franchised Shoney's Restaurants for approximately $3 million. In addition, the Company agreed to assume certain operating leases and other obligations with respect to these restaurants. Mr. Langford owns one additional Shoney's Restaurant that is anticipated to be sold to an unrelated third party. However, until that unit is sold, the Company has agreed that Mr. Langford may continue to operate one franchised restaurant. The franchise agreement with respect to this restaurant is the Company's standard agreement, which requires royalties of 3% of gross sales to be paid to the Company.

     At October 29, 1995, Mr. Langford was indebted to the Company in the amount of $332,000 arising primarily from the purchase of food and supplies from the Company's commissary. This receivable was satisfied in December 1995 upon the Company's acquisition of the five restaurants mentioned above.

     In addition, at October 29, 1995, Mr. Langford was Chairman of Restaurant Management Services, Inc. ("RMS"), a Shoney's and Captain D's franchisee based in Macon, Georgia. Mr. Langford will receive compensation from RMS under the terms of a consulting and non-competition agreement until February 1996. Mr. Langford resigned as Chairman of RMS effective February 1996.

     This transaction was reviewed and approved by the Executive Committee.






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

       10.16        Shoney's, Inc. Supplemental Executive Retirement
                    Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

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

       10.21 Amendment No. 1 to Employment Agreement dated as of April 11, 1995, between the Company and C. Stephen Lynn, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       10.22 Asset Sale and Purchase Agreement dated as of July 7, 1995, by and among Shoney's, Inc., as Seller and RTM, Inc., as Buyer relating to the sale of the assets comprising the Company's "Lee's Famous Recipe" division filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       10.23 Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc. filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October
                    29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       10.24        Amendment No. 1 dated as of November 10, 1995 to
                    Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc. filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October
                    29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       10.25 Supply Agreement dated as of November 17, 1995 between the Company and Mike Rose Foods, Inc. filed as
                    Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       11 Statement regarding computation of per share earnings filed as Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       21 Subsidiaries of Shoney's, Inc. filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       23           Consent of Ernst & Young LLP, independent auditors filed as
                    Exhibit 23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       27 Financial Data Schedule filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

       99.1 Schedule II - Valuation and qualifying accounts and reserves filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 29, 1996, and incorporated herein by this reference.

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

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 1996.


                              SHONEY'S, INC.


                              By: /s/ W. Craig Barber
                                 --------------------------------
                                 W. Craig Barber
                                 Senior Executive Vice President
                                 and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February, 1996.


           Signature                              Title


   /s/ C. Stephen Lynn
----------------------------        Chairman of the Board, Chief Executive
(C. Stephen Lynn)                   Officer, President and Director


   /s/ W. Craig Barber
----------------------------        Senior Executive Vice President
(W. Craig Barber)                   and Chief Financial Officer


   /s/ Robert M. Langford
----------------------------        Executive Vice President, General
(Robert M. Langford)                Counsel and Secretary


  /s/ F.E. McDaniel, Jr.
----------------------------        Vice President and Treasurer
(F.E. McDaniel, Jr.)


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