Form 10-Q
period 1996-02-18
SHONEYS INC
filed 1996-04-03
CIK 89902

==================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended February 18, 1996

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


As of March 17, 1996, there were 41,624,452 shares of Shoney's, Inc. $1 par value common stock outstanding.

==================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                          SHONEY'S, INC. AND SUBSIDIARIES
                                        Consolidated Condensed Balance Sheet
                                                     (Unaudited)

                                                                     February 18,           October 29,
                                                                        1996                    1995
                                                                   ---------------         -------------
ASSETS
Current assets
  Cash and cash equivalents                                        $   8,349,727           $   7,513,588
  Notes and accounts receivable, less allowance for doubtful
     accounts of $2,237,000 in 1996 and $1,645,000 in 1995            13,553,275              13,013,821
  Inventories                                                         32,272,982              33,483,964
  Deferred income taxes and other current assets                      32,212,935              30,716,885
  Net current assets of discontinued operations                                0              14,495,812
                                                                     -----------             -----------
     Total current assets                                             86,388,919              99,224,070

Property, plant and equipment, at cost                               737,664,362             710,544,277
Less accumulated depreciation and amortization                      (301,613,107)           (291,057,795)
                                                                     -----------             -----------
    Net property, plant and equipment                                436,051,255             419,486,482

Other assets
  Deferred charges and other intangible assets                        11,240,204               7,085,784
  Other assets                                                         8,898,267               9,219,658
                                                                     -----------             -----------
     Total other assets                                               20,138,471              16,305,442
                                                                     -----------             -----------
                                                                   $ 542,578,645           $ 535,015,994
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable                                                 $  30,352,831           $  33,099,813
  Federal and state income taxes                                      14,031,381               7,486,210
  Other accrued liabilities                                           66,467,630              74,312,652
  Reserve for litigation settlement                                   23,182,539              23,372,889
  Debt and capital lease obligations due within one year              33,975,666              34,448,154
                                                                     -----------             -----------
     Total current liabilities                                       168,010,047             172,719,718

Long-term senior debt and capital lease obligations                  304,945,645             318,251,917
Zero coupon subordinated convertible debentures                       90,054,742              87,780,529
Reserve for litigation settlement                                     32,977,434              38,727,434

Deferred credits
  Income taxes                                                        21,473,797              19,223,797
  Income and other liabilities                                         6,952,540               6,619,234

Shareholders' equity (deficit)
  Common stock, $1 par value: authorized 100,000,000 shares;
       issued 41,622,264 in 1996 and 41,510,659 in 1995               41,622,264              41,510,659
  Additional paid-in capital                                          61,761,420              60,770,176
  Unrealized gain on securities available for sale                     1,261,269                       0
  Retained earnings (deficit)                                       (186,480,513)           (210,587,470)
                                                                     -----------             -----------
     Total shareholders' equity (deficit)                            (81,835,560)           (108,306,635)
                                                                     -----------             -----------
                                                                   $ 542,578,645           $ 535,015,994
                                                                     ===========             ===========

            See notes to consolidated condensed financial statements.


                                              (2)

                                    SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Statement of Operations
                                               (Unaudited)

                                                                            Sixteen Weeks Ended
                                                                    February 18,         February 19,
                                                                       1996                  1995
                                                                  ---------------       --------------
Revenues
  Net sales                                                        $ 292,782,922         $ 301,670,131
  Franchise fees                                                       6,309,927             7,132,462
  Other income                                                         1,084,244             1,582,413
                                                                     -----------           -----------
                                                                     300,177,093           310,385,006

Costs and expenses
 Cost of sales                                                       266,468,079           266,546,131
 General and administrative expenses                                  20,139,394            18,190,909
 Interest expense                                                     10,817,854            12,166,539
 Restructuring expenses                                                                        558,325
                                                                     -----------           -----------
     Total costs and expenses                                        297,425,327           297,461,904

Income from continuing operations before income taxes                  2,751,766            12,923,102

Provision for income taxes                                             1,123,000             4,911,000
                                                                     -----------           -----------
Income from continuing operations                                      1,628,766             8,012,102

Income from discontinued operations, net of income taxes                 397,816             2,651,488

Gain on sale of discontinued operations, net of income taxes          22,080,375
                                                                     -----------           -----------

Net income                                                         $  24,106,957         $  10,663,590
                                                                     ===========           ===========
Earnings per common share
     Primary:
        Income from continuing operations                                 $ 0.04                $ 0.19
        Income from discontinued operations                                 0.01                  0.06
        Gain on sale of discontinued operations                             0.53
                                                                            ----                  ----
        Net income                                                        $ 0.58                $ 0.26
                                                                            ====                  ====
     Fully diluted:
        Income from continuing operations                                 $ 0.06                $ 0.19
        Income from discontinued operations                                 0.01                  0.06
        Gain on sale of discontinued operations                             0.47
                                                                            ----                  ----
        Net income                                                        $ 0.54                $ 0.26
                                                                            ====                  ====
Weighted average shares outstanding
     Primary                                                          41,635,639            41,401,040
     Fully diluted                                                    46,845,459            41,401,040

Common shares outstanding                                             41,622,264            41,405,113

Dividends per share                                                      NONE                  NONE

            See notes to consolidated condensed financial statements.


                                  (3)

                               SHONEY'S, INC. AND SUBSIDIARIES
                       Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                             Sixteen Weeks Ended
                                                      February 18,         February 19,
                                                          1996                  1995
                                                     --------------        -------------
Operating activities
  Net income                                          $  24,106,957        $  10,663,590
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Income from discontinued
           operations, net of taxes                        (397,816)          (2,651,488)
       Gain on sale of discontinued
           operations, net of taxes                     (22,080,375)
       Depreciation and amortization                     13,389,585           13,094,346
       Amortization of deferred charges
           and other non-cash charges                     3,360,552            2,625,380
       Realized and unrealized gain on marketable
          securities and sale of other assets                                   (783,950)
       Change in deferred income taxes                    2,250,000            1,307,000
       Changes in operating assets and
           liabilities                                  (15,999,899)          (2,029,710)
                                                         ----------           ----------
           Net cash provided by continuing
             operating activities                         4,629,004           22,225,168
           Net cash provided by discontinued
             operating activities                          (655,622)           3,139,035
                                                         ----------           ----------
           Net cash provided by operating activities      3,973,382           25,364,203


Investing activities
  Cash required for property, plant and equipment       (31,026,216)         (26,841,580)
  Cash required for assets held for sale                                        (553,032)
  Proceeds from disposal of property, plant
    and equipment                                         2,077,441              743,490
  Proceeds from disposal of discontinued operations      51,279,601
  Cash required for other assets                         (4,971,170)            (591,461)
                                                         ----------           ----------
           Net cash provided (used)
              by investing activities                    17,359,656          (27,242,583)


Financing activities
  Payments on long-term debt and
    capital lease obligations                           (51,397,209)         (32,876,787)
  Proceeds from long-term debt                           27,000,000           28,000,000
  Net proceeds from short-term borrowings                 9,534,000           11,926,000
  Payments on litigation settlement                      (5,940,350)          (5,942,059)
  Cash required for debt issue costs                        (27,742)            (874,276)
  Proceeds from exercise of employee stock options          334,402            1,066,918
                                                         ----------           ----------
           Net cash provided (used)
              by financing activities                   (20,496,899)           1,299,796
                                                         ----------           ----------
  Change in cash                                      $     836,139       $     (578,584)
                                                         ==========           ==========



           See notes to consolidated condensed financial statements.

                                    (4)

                   SHONEY'S, INC. AND SUBSIDIARIES
          Notes to Consolidated Condensed Financial Statements
                          February 18, 1996
                            (Unaudited)

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

The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1996 presentation.

Operating results for the sixteen week period ended February 18, 1996 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 27, 1996.


NOTE 2 - DISCONTINUED OPERATIONS

On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization includes the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. In July 1996 the Company made a decision to retain the Pargo's and Fifth Quarter restaurants and to combine them with its BarbWire's units to form a casual dining group.

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

On November 19, 1995, the Company sold Mike Rose Foods, Inc. ( MRF ) to Levmark Capital Corporation for $55 million in cash. The transaction was effected through the sale of all issued and outstanding capital shares of MRF. The transaction resulted in a gain on sale of discontinued operations of $22.1 million, net of income taxes. Under the terms of the stock

                                (5)
purchase agreement, the Company entered into a five year supply agreement though which MRF will continue to be the supplier of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products for all company-owned restaurants. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during fiscal 1994 for company-owned restaurants.

For financial reporting purposes, the net assets, results of operations, and cash flows of Lee's and MRF have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. Prior year financial statements have been reclassified to conform to this method of presentation. The originally reported first quarter 1995 financial statements had presented Pargo's and Fifth Quarter's results of operations, net assets and cash flows as discontinued operations.


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

Effective October 30, 1995, pursuant to supplemental implementation guidance regarding FASB Statement No. 115 issued by the FASB, the Company reclassified its investment in common stock and warrants of ShoLodge, Inc. from trading securities to available-for-sale. As a result, future changes in market value of the Company's investment in ShoLodge will be reflected as a component of shareholder's equity rather than included in income (see
Note 9).


NOTE 4 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The fully diluted earnings per share calculation for the first quarter of 1996 includes the assumed conversion of the zero coupon subordinated convertible debentures. This calculation adjusts earnings for the interest that would not be paid if the debentures were converted. The fully diluted earnings from continuing operations for the first quarter of 1996 are anti-dilutive, but have been presented on a fully diluted basis because fully diluted net income per share is less than primary earnings per share.

                                 (6)

The primary and fully diluted earnings per share for the first quarter of 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. No consideration was given to the convertible debentures for that quarter because the effect was anti-dilutive.


NOTE 5 - INCOME TAXES

Income taxes for the sixteen week period ended February 18, 1996 and February 19, 1995 were provided based on the Company's estimate of its effective tax rates (39.8% and 38.0%) for the entire respective fiscal years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of October 29, 1995 are as follows:

     Deferred tax assets:
         Reserve for litigation settlement                 $ 23,753,374
         Reserve for self insurance                          13,221,079
         Other - net                                          5,621,092
                                                             ----------
                Deferred tax assets                          42,595,545
                                                             ----------
     Deferred tax liabilities:
         Tax over book depreciation                          14,715,011
         Capital contribution                                22,501,840
         Other - net                                             53,154
                                                             ----------
         Deferred tax liabilities                            37,270,005
                                                             ----------
                Net deferred tax asset                     $  5,325,540
                                                             ==========


No valuation allowance is considered necessary, as all deductible temporary differences will be utilized primarily by carryback to prior years' taxable income or as charges against reversals of future taxable temporary differences.


NOTE 6 - SENIOR DEBT

The Company has a $270 million reducing revolving credit facility with a syndicate of financial institutions. The facility matures in October 1999 with reductions in the aggregate credit facility which began in 1995.
Except for approximately $170 million (appraised value) of the property, plant and equipment not presently encumbered, all material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 107

                                  (7)
of the Company's restaurant properties) have been pledged as collateral for the facility. The interest rate for this facility is a floating rate (the London Interbank Offered Rate ("LIBOR") plus 2%). At February 18, 1996, the Company had borrowed $200.0 million under this facility and the interest rate was 7.4%.

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


NOTE 7 - RESERVE FOR LITIGATION SETTLEMENT

On January 25, 1993, the court gave approval to a consent decree settling litigation against the Company and its former senior chairman. The litigation was certified a class, under Title VII of the Civil Rights Act of 1964, consisting of black restaurant employees, to represent claims of alleged discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts and the class period was from February 4, 1988 through April 19, 1991.

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $4 million in applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. During 1994, the Company obtained an IRS private letter ruling which clarified that certain portions of the settlement payments were not subject to federal payroll taxes that had been previously accrued by the Company. The reserve for litigation settlement was reduced by $1.7 million to adjust for this change in estimate for accrued payroll taxes due on the settlement.

Under the terms of the consent decree, payments, without interest, are made quarterly and substantially all payments will be completed by March 1, 1998.



NOTE 8 - LITIGATION

The Company is a defendant in a federal court suit filed on December 19, 1994 by one of its Captain D's franchisees who claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to

                                  (8)
exceed $500 million and treble damages. The same plaintiff has also filed a state court suit making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994, counsel for the plaintiff advised the Company that the federal court case described above would be filed unless the Company settled the pending state court case by purchasing the plaintiff's franchised Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed.

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

On December 1, 1995, a federal court suit was filed against the Company by five employees who claim the Company engages in conduct and actions which are designed to circumvent the pay requirements set forth within the Fair Labor Standards Act. The plaintiffs purport to act on behalf of similarly situated employees or former employees and have petitioned the court to send court supervised notice of their lawsuit to other potential plaintiffs. On March 8, 1996, the court granted provisional class status to the plaintiffs in this case and defined the class as all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants from 1993 through 1995. Court approved notice of the lawsuit has been sent to potential class members who must elect whether to participate in the lawsuit on or before May 6, 1996. By virtue of the provisional status, the court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or dismiss the collective aspects entirely.

On January 2, 1996, a second related federal court suit was filed by a group of plaintiffs who purport to be present or former hourly employees of Shoney's, Inc. and claim to bring this action on behalf of themselves and others similarly situated. The plaintiffs claim that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or that they were improperly paid for overtime hours worked. In both cases, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses. In this second case, the court has not yet reached a decision as to whether the plaintiffs will be permitted to proceed with a collective action with court approved notice of the lawsuit to potential plaintiffs.

Management believes it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount

                                   (9)
of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements.

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.


NOTE 9 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

The Company owns 121,212 shares of common stock of ShoLodge, Inc. ("ShoLodge") obtained as consideration for the 1994 sale of the Company's minority interest in four Shoney's Inns to ShoLodge. The ShoLodge common shares were classified as trading securities under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (see Note
3). The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. The Company also received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, "Accounting for Certain Debt and Equity Securities", certain of these warrants were classified as trading securities during the first quarters of 1994 and 1995 and adjusted to their fair value. The resulting gain of approximately $.8 million in the first quarter of 1995 was reflected in the results of operations.

During 1995, once classified as a trading security, the warrants were carried at fair value with increases and decreases in fair value reflected in the results of operations. The fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company as of the beginning of the first quarter of 1995 declined by approximately $81,000 during the quarter. The fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $5.6 million at February 19, 1995. Subsequent to February 19, 1995, the fair value of the ShoLodge common stock (and the related warrants classified as trading securities) declined significantly. As of March 30, 1995, the fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $3.2 million.

Effective October 30, 1995, pursuant to supplemental FASB implementation guidance for FASB Statement No. 115, the Company reclassified its investment in ShoLodge common stock and warrants from "trading securities" to "available-for-sale". Accordingly, future changes in the fair value of the Company's investment in ShoLodge will be reflected as a component of shareholders' equity rather than included in income. During the first quarter of 1996, the Company recorded an unrealized gain of $1.3 million on its investment in ShoLodge common stock and warrants (See Note 3).


                                (10)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On March 15, 1996, the Company entered into a definitive agreement with TPI Enterprises, Inc. ("Enterprises"), the largest franchisee of the Company's Shoney's and Captain D's restaurants, whereby the Company, or one of its subsidiaries, will acquire TPI Restaurants, Inc. and two other of Enterprise's subsidiaries, which represent substantially all of the assets of Enterprises.

The Enterprises subsidiaries will be acquired in exchange for 5,577,102 shares of Shoney's common stock plus an additional $10 million of Shoney's common stock based on the average closing market price for the ten days immediately prior to closing. In addition, the Company will assume or refinance certain debt and other obligations of Enterprises or its subsidiaries totaling approximately $106 million, including approximately $51.6 million of 8.25% subordinated convertible debentures that are expected to remain outstanding following the closing.

The transaction is subject to the approval of the shareholders and lenders of both companies, as well as certain regulatory approvals. In addition, the Company has agreed to obtain a commitment for financing of $60 million prior to April 30, 1996 to complete the transaction. The Company anticipates that the funding needed to complete the transaction will be obtained from senior bank debt.

On October 1, 1992, the Company and Thompson Hospitality, L.P. ("THL") entered into an agreement to purchase nine and thirty-one restaurants, respectively, from Marriott Corporation and Marriott Family Restaurants, Inc. ("Marriott"). All of the restaurants purchased by the Company and most of the restaurants purchased by THL will be converted to Shoney's Restaurants. As part of the transaction, the Company agreed to a contingent purchase of fifteen restaurants purchased by THL if there is a default on or before October 2, 1995 by THL in its obligations to Marriott. The purchase price for these fifteen restaurants was pre-determined and the Company's maximum obligation under this arrangement was $8.7 million.
During 1994 and 1995, the Company, THL and Marriott agreed to a modification of this contingent purchase agreement whereby the Company ultimately agreed to extend its purchase obligation to July 2, 1997. In addition, the Company's maximum obligation was reduced to eight restaurants and $5.1 million.

During the first quarter of fiscal 1996, the Company was notified by Marriott that THL was in default of its obligations with Marriott. The Company has entered into an agreement with Marriott to purchase five restaurants from Marriott for $3.1 million that will satisfy all of the Company's outstanding obligations under the contingent purchase agreement. The Company is currently in the process of purchasing these restaurants and negotiating terms with THL to lease the restaurants to THL. These transactions are expected to be completed by the end of the second quarter.

                                 (11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The first quarters of fiscal 1996 and 1995 covered periods of sixteen weeks.

         On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the divestiture of certain non-core lines of business including Lee's Famous Recipe ("Lee's") and Mike Rose Foods, Inc. ("MRF"), a private label manufacturer of food
products.   The results of operations of these business units have been treated as discontinued operations in the accompanying financial statements.

         The sale of Lee's was effective in the fourth quarter of 1995 and resulted in a gain of $5.5 million, net of income taxes. The sale of MRF was completed in the first quarter of 1996 for $55 million in cash and resulted in a gain of $22.1 million, net of income taxes.

         Since the reorganization announcement, the Company has focused on development and implementation of a performance improvement plan for the Shoney's Restaurant concept. The performance improvement plan includes all aspects of restaurant operations and restaurant support functions including commissary operations, purchasing and general corporate services. The Shoney's Restaurants experienced declines in comparable store sales and resulting lower operating margins in the first quarters of 1995 and 1996. The Company anticipates Shoney's Restaurant's operating margins will continue to be lower than historical levels until the benefits of the performance improvement plan begin to have a positive effect on comparable store sales and operating margins. Management believes that these expected improvements in operations began late in the first quarter, as evidenced by comparable store sales increases and improvements in restaurant operating margins.


RESULTS OF OPERATIONS


REVENUES

         Revenues from continuing operations for the first quarter of 1996 decreased 3.3% ($10.2 million) to $300.2 million as compared to $310.4 million in the first quarter of 1995.

                                 (12)

The following table summarizes the components of the decrease in revenues:

                                     First Quarter
                                         1996
                                     -------------
         Restaurant revenue           $ (4.9)
         Commissary and other sales     (4.0)
         Franchise fees                 (0.8)
         Other income                   (0.5)
                                       ------
                                      $(10.2)
                                       ======

         The decline in restaurant revenues accounted for 48% of the overall decrease in consolidated revenues. Restaurant revenues declined as a result of negative comparable store sales during the first quarter and due to the closure of approximately 41 under-performing restaurants in the fourth quarter of 1995 (first quarter 1995 revenues for these units were $8.3 million). These decreases in restaurant revenues were partially offset by revenues from the net addition of nineteen restaurants during the first quarter of 1996 as compared to a net addition of eleven restaurants in the comparable period last year. Comparable store sales of restaurants for the Company's continuing operations decreased 2.0% during the first quarter 1996, including a menu price increase of 1.4% as compared with a comparable store sales decline of 1.5% in first quarter of 1995, including a .7% menu price increase.

The following table summarizes the change in number of restaurants operated by the Company's continuing operations and its franchisees during the first quarter of 1996 and 1995:

                                              First Quarter    First Quarter
                                                  1996             1995
                                              -------------    -------------
Company-owned restaurants opened<F1>              23               13
Company-owned restaurants closed                  (4)              (2)
Franchised restaurants opened                      2                7
Franchised restaurants closed                    (32)             (34)
                                                 ----             ----
Net increase (decrease) in restaurants           (11)             (16)
                                                 ====             ====


<F1> Includes fourteen and six units acquired from franchisees during the first quarter of 1996 and 1995, respectively.

         Commissary sales decreased $3.9 million or 8% during the first quarter of 1996 as compared to the first quarter of 1995. Franchise fees declined $.8 million or 11.5% in the first quarter of 1996 compared to the same period in the prior year. The declines in Commissary sales and franchise fees during first quarter of 1996 are principally the result of a net decrease in franchised restaurants and a decline in comparable store sales at franchised Shoney's concept restaurants.

                                 (13)

         Other revenues declined $.5 million in the first quarter of 1996 as compared to the same quarter last year due to a change in the accounting treatment of unrealized gains and losses on the Company's investments in ShoLodge. The Company reported an unrealized gain of $.7 million in this caption in the first quarter of 1995. Effective at the beginning of fiscal 1996, pursuant to supplemental implementation guidance on FASB Statement No. 115, the Company reclassified its investment in common stock and warrants of ShoLodge, Inc. from trading securities to available-for-sale. As a result, changes in market value of the Company's investment in ShoLodge will be reflected as a component of shareholder's equity rather than included in income. The Company recorded a $1.3 million unrealized gain on ShoLodge common stock and warrants in the first quarter of 1996.


COSTS AND EXPENSES

         Cost of sales for the first quarter of 1996 decreased slightly over the same quarter in 1995; however, these costs increased as a percentage of revenues to 88.8% in 1996 as compared to 85.9% in 1995. The decline in revenues from 1995 to 1996 negatively affected the comparison as a percentage of revenues. Food and supplies decreased as a percentage of revenues due to the decline in sales and lower cost of sales in the Commissary operations. Commissary sales have a higher percentage food cost and lower operating expenses, as a percentage of revenue, when compared to the Company's restaurant operations. Restaurant labor increased as a percentage of revenues because of the decline in Commissary sales (which have no restaurant labor in cost of sales), the decline in comparable store sales, and higher labor costs at the restaurant level. Restaurant labor costs have increased over first quarter 1995 due to the higher salaries paid to attract higher quality restaurant management personnel and due to continued upward pressure on hourly wage rates. Operating expenses increased as a percentage of revenues principally as a result of increased costs of the Shoney's Restaurant improvement program and increased advertising expenses.

         General and administrative expenses increased as a percentage of revenues from 5.8% in the first quarter of 1995 to 6.7% in the first quarter of 1996. General and administrative expenses increased because of higher salaries and bonuses, relocation costs, severance benefits and associated recruiting costs resulting from the significant number of management changes that have occurred since the second quarter of 1995. First quarter 1996 general and administrative expenses were favorably affected because the first quarter of 1995 included approximately $1.0 million in consulting fees associated with the Company's restructuring efforts with no comparable expense in 1996. Restructuring charges of $ .6 million in the first quarter of 1995 were principally related to severance pay incurred as part of the Company's overall restructuring plan.

         Interest expense for the first quarter of 1996 declined $1.3 million principally due to a reduction in the average debt outstanding as compared to first quarter 1995.

                                (14)

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from continuing operations decreased $17.6 million to $4.6 million for the first quarter of 1996 compared to $22.2 million for the first quarter of 1995. This decrease was primarily due to a $6.4 million decrease in income from continuing operations and a $16 million decrease in net operating assets and liabilities. The significant decrease in operating assets and liabilities reflects significant declines in accounts payable, accrued expenses and federal income taxes (after excluding the effects of the increase in income taxes payable of $14.1 million related to the gain on sale of discontinued operations). Cash used by discontinued operations was $ .7 million in the first quarter of 1996 as compared with cash provided from discontinued operations of $3.1 million in the same first quarter of 1996 due primarily to a reduction in net income and a decrease in net operating assets of the discontinued operations.

         Cash provided by investing activities during the first quarter of 1996 totaled $17.4 million as compared to cash used by investing activities of $27.2 million in the same quarter of 1995. The significant increase in cash provided by investing activities resulted from cash proceeds of $51.3 million from the sale of Mike Rose Foods offset by an increase in capital expenditures of $4.2 million and a $4.9 million increase in other assets resulting from goodwill arising from the acquisition of franchised Shoney's restaurants during the first quarter of 1996.

         Significant financing activities in the first quarter of 1996 included repayment of $50 million from the proceeds of the sale of Mike Rose Foods on the Company's Reducing Revolving Credit Facility ("Revolver"), $12.9 million of which represents a mandatory reduction in availability pursuant to the terms of the credit agreement, net borrowings of $9.5 million on the Company's short-term lines of credit, and borrowings of $27 million under the Revolver to fund commitments for capital expenditures, franchise acquisitions, and other operating cash flow requirements. The Company also paid $5.9 million during the first quarter of 1996 under the terms of the litigation settlement (See Note 7). The debt reductions during the first quarter of 1996 resulted in $20.4 million of cash used by financing activities as compared with cash provided from financing activities of $1.3 million in the same period in 1995. The Company had borrowed $200.0 million under the Revolver at February 18, 1996.

         During the last half of fiscal 1995 and the first quarter of fiscal 1996, the Company's earnings and cash flow from operating activities have been less than the results for the same periods of the prior year. The Company has made adjustments to its planned capital expenditures to adjust for the shortfall in cash from operations. Following the first quarter of 1996, trends in comparable store sales and operating margins for the Company's Shoney's and Captain D's restaurants have improved and management believes that its sources of cash will be sufficient to complete its capital expenditure program for 1996 substantially as planned. However, if trends in operating results do not continue to improve, the Company could need to reduce its capital expenditure program for remodeling in the latter half of fiscal 1996. Management does not believe that such a curtailment of expenditures for remodeling would have a material adverse affect on other trends in revenue growth and profitability for this fiscal year.

                                 (15)

         At February 18, 1996, the Company had cash and cash equivalents of approximately $8.3 million and unsecured lines of credit totaling $30 million under which the Company had borrowings of $18.6 million outstanding. Capital expenditures for fiscal 1996 are expected to be $77.5 million. The Company expects to meet its needs for debt service, capital expenditures, the payments required by the settlement of the class action litigation and general corporate purposes through cash generated by the Company's operations and from the Company's Revolver.

         On March 15, 1996, the Company entered into a definitive agreement with TPI Enterprises, Inc. ("Enterprises"), the largest franchisee of the Company's Shoney's and Captain D's restaurants, whereby the Company or one of its subsidiaries will acquire TPI Restaurants, Inc. ("TPIR") and two other of Enterprises' subsidiaries, which represent substantially all of the assets of Enterprises. TPIR operates 188 Shoney's and 68 Captain D's restaurants in eleven states.

         The Enterprises subsidiaries will be acquired in exchange for 5,577,102 shares of Shoney's common stock plus an additional $10 million of Shoney's common stock based on the average closing market price for the ten days immediately prior to closing. Based on the average closing market price for the ten trading days immediately prior to signing the agreement. 6,710,246 Shoney's common shares would be issued in the transaction. In addition, Shoney's will assume or refinance certain debts and other obligations of Enterprises or its subsidiaries totaling approximately $106 million, including approximately $51.6 million of 8.25% subordinated convertible debentures that are expected to remain outstanding following the closing.

         The transaction is subject to the approval of the shareholders and lenders of Shoney's and Enterprises, as well as certain regulatory approvals. In addition, the Company has agreed to obtain a commitment for financing of up to $60 million prior to April 30, 1996 to complete the transaction. The Company is involved in discussions with its lenders to obtain their approval of the acquisition of the Enterprise assets as well as seeking the necessary financing to close the transaction. The acquisition will require approximately $40 million to satisfy obligations of the acquired companies and an additional $15 million to provide for needed capital expenditures for the remodeling of the acquired Shoney's Restaurants. Management believes that the cash flow from the acquired restaurants will be sufficient to service the additional debt assumed or refinanced by the Company. Savings in general and administrative costs and commissary overhead from combining the two companies are expected to generate an additional $10 to $15 million of cash flow and should further enhance cash flow available to repay debt.





                                 (16)

                          PART II- OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

     Item 3 of Amendment No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 23, 1996 is incorporated herein by this reference. See also Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 8-10 of this Quarterly Report on Form 10-Q.


ITEM 5. OTHER INFORMATION.

         On March 15, 1996, the Company entered into an agreement with TPI Enterprises, Inc. ("TPI") whereby the Company agreed to acquire substantially all of the properties of TPI (including the outstanding common stock of certain of TPI's subsidiaries). In exchange for these properties, the Company will issue 5,577,102 shares of its $1.00 par value common stock plus an additional $10 million of the Company's stock based upon the average per share price of the Company's stock for the ten trading days immediately preceding the Closing Date. The number of shares of stock to be issued also is subject to certain adjustments as set forth in the agreement. In addition, certain specified liabilities of TPI will be assumed as described in the agreement.

         The agreement is subject to a number of contingencies, including regulatory approvals, approvals of the lenders of each of the Company and TPI and a vote of the shareholders of each of the Company and TPI.

         For a further description of this event, reference is made to the Plan of Tax-Free Reorganization Under Section 368 (a)(1)(C) of the Internal Revenue Code and Agreement, a copy of which is incorporated herein by reference as Exhibit 2 to this Quarterly Report on Form 10-Q. See also Note 10 to the Notes to Consolidated Condensed Financial Statements at page 11 of this Quarterly Report on Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

        (2)       Plan of Tax-Free Reorganization Under Section 368
                  (a)(1)(C) of the Internal Revenue Code and Agreement, filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on March 20, 1996, and incorporated herein by this reference.



                                  (17)

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



                                   (18)

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



                                  (19)

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

                                  (20)

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



                                   (21)

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

         4.30 Modification Agreement No. 4 dated as of October 27, 1994 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or

                                   (22)
                  hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, filed as Exhibit 4.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

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

         4.34 Modification Agreement No. 8 dated as of February 18, 1996 to Reducing Revolving Credit Agreement, dated as of July 21, 1993, among the Company, various financial institutions now or hereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency.

         10.1 License Agreement, dated as of October 28, 1991, between Shoney's Investments, Inc. and Shoney's Lodging, Inc., filed as Exhibit 28.7 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.



                                   (23)

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



                                   (24)

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

         10.16 Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 28, 1996, and incorporated herein by this reference.



                                    (25)

         10.17 Amendment No. 1 to Shoney's, Inc. Supplemental Executive Retirement Plan

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

         10.21 Amendment No. 1 to Employment Agreement dated as of April 11, 1995, between the Company and C. Stephen Lynn, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 28, 1996, and incorporated herein by this reference.

         11       Statement regarding computation of per share earnings.

         27       Financial Data Schedule.


         (b) During the quarter ended February 18, 1996, the were no Current Reports on Form 8-K filed by the Company.


                                   (26)

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

                                 SHONEY'S, INC.

Date: April 3, 1996

                                 By:  /s/ W. Craig Barber
                                     ----------------------------------
                                      W. Craig Barber
                                 Senior Executive Vice President and
                                 Chief Financial Officer (Principal
                                 Financial and Chief Accounting Officer)































                                     (27)