Form 10-Q
period 1996-05-12
SHONEYS INC
filed 1996-06-25
CIK 89902

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 12, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO
                                     ----------------    -----------------

                         COMMISSION FILE NUMBER 0-4377

                               ----------------

                                 SHONEY'S, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TENNESSEE                                         62-0799798
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)


             1727 ELM HILL PIKE, NASHVILLE, TN                     37210
        (Address of principal executive offices)                 (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615) 391-5201


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---
As of June 11, 1996, there were 41,661,967 shares of Shoney's, Inc., $1 par value common stock outstanding.

================================================================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                        SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)

                                                          May 12,             October 29,
                                                           1996                  1995
                                                       -----------           -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $    5,820,242        $    7,513,588
  Notes and accounts receivable, less allowance
     for doubtful accounts of $2,174,000 in 1996
     and $1,645,000 in 1995                              12,395,131            13,013,821
  Inventories                                            34,005,375            33,483,964
  Deferred income taxes and other current assets         34,030,680            30,716,885
  Net current assets of discontinued operations                   0            14,495,812
                                                     --------------        --------------
     Total current assets                                86,251,428            99,224,070


Property, plant and equipment, at cost                  746,222,394           710,544,277
Less accumulated depreciation and amortization         (306,819,543)         (291,057,795)
                                                     --------------        --------------
     Net property, plant and equipment                  439,402,851           419,486,482


Other assets:
  Deferred charges and other intangible assets           13,590,635             7,085,784
  Other assets                                            7,847,915             9,219,658
                                                     --------------        --------------
     Total other assets                                  21,438,550            16,305,442
                                                     --------------        --------------
                                                     $  547,092,829        $  535,015,994



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   $   31,012,233        $   33,099,813
  Federal and state income taxes                          6,306,108             7,486,210
  Other accrued liabilities                              74,609,667            74,312,652
  Reserve for litigation settlement                      23,154,539            23,372,889
  Debt and capital lease obligations
      due within one year                                43,802,293            34,448,154
                                                     --------------        --------------
     Total current liabilities                          178,884,840           172,719,718


Long-term senior debt and
   capital lease obligations                            293,065,860           318,251,917
Zero coupon subordinated convertible debentures          91,787,143            87,780,529
Reserve for litigation settlement                        27,385,434            38,727,434

Deferred credits:
  Income taxes                                           23,120,797            19,223,797
  Income and other liabilities                            6,523,887             6,619,234

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized
      100,000,000 shares; issued 41,650,573
       in 1996 and 41,510,659 in 1995                    41,650,573            41,510,659
  Additional paid-in capital                             61,895,691            60,770,176
  Unrealized gain on securities available
      for sale                                            2,833,310
  Retained earnings (deficit)                          (180,054,706)         (210,587,470)
                                                     --------------        --------------
     Total shareholders' equity (deficit)               (73,675,132)         (108,306,635)
                                                     --------------        --------------
                                                     $  547,092,829        $  535,015,994
                                                     ==============        ==============

See notes to consolidated condensed financial statements



                                      (2)

                        SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (Unaudited)

                                                           Twenty-eight Weeks Ended
                                                         May 12,               May 14,
                                                          1996                  1995
                                                       -----------           -----------
Revenues
  Net sales                                          $  544,155,710        $  549,821,737
  Franchise fees                                         11,755,188            12,853,920
  Other income                                            1,977,954               904,066
                                                     --------------        --------------
                                                        557,888,852           563,579,723


Costs and expenses
 Cost of sales                                          488,681,620           484,203,864
 General and administrative expenses                     36,520,442            33,149,327
 Interest expense                                        18,965,217            21,600,374
 Restructuring expenses                                           0             1,699,873
                                                     --------------        --------------
     Total costs and expenses                           544,167,279           540,653,438
                                                     --------------        --------------
Income from continuing operations before income taxes    13,721,573            22,926,285

Provision for income taxes                                5,667,000             8,712,000
                                                     --------------        --------------
Income from continuing operations                         8,054,573            14,214,285

Income from discontinued operations, net of
  income taxes                                              397,816             4,942,907

Gain on sale of discontinued operations, net of
  income taxes                                           22,080,375
                                                     --------------        --------------
Net income                                           $   30,532,764        $   19,157,192
                                                     ==============        ==============




Earnings per common share
     Primary:
        Income from continuing operations            $         0.19        $         0.34
        Income from discontinued operations                    0.01                  0.12
        Gain on sale of discontinued operations                0.53
                                                     --------------        --------------
        Net income                                   $         0.73        $         0.46
                                                     --------------        --------------
     Fully diluted:
        Income from continuing operations            $         0.22        $         0.34
        Income from discontinued operations                    0.01                  0.12
        Gain on sale of discontinued operations                0.47
                                                     --------------        --------------
        Net income                                   $         0.70        $         0.46
                                                     --------------        --------------


Weighted average shares outstanding
     Primary                                             41,673,605            41,447,375

     Fully diluted                                       46,895,656            41,447,375


Common shares outstanding                                41,650,573            41,446,671

Dividends per share                                            NONE                  NONE

See notes to consolidated condensed financial statements.





                                      (3)

                        SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (Unaudited)

                                                              Twelve Weeks Ended
                                                          May 12,               May 14,
                                                           1996                  1995
                                                        -----------           -----------
Revenues
  Net sales                                          $  251,372,788        $  248,151,606
  Franchise fees                                          5,445,261             5,721,458
  Other income                                              893,710              (678,347)
                                                     --------------        --------------
                                                        257,711,759           253,194,717


Costs and expenses
 Cost of sales                                          222,213,541           217,657,733
 General and administrative expenses                     16,381,048            14,958,418
 Interest expense                                         8,147,363             9,433,835
 Restructuring expenses                                           0             1,141,548
                                                     --------------        --------------
     Total costs and expenses                           246,741,952           243,191,534
                                                     --------------        --------------
Income from continuing operations before
  income taxes                                           10,969,807            10,003,183

Provision for income taxes                                4,544,000             3,801,000
                                                     --------------        --------------
Income from continuing operations                         6,425,807             6,202,183

Income from discontinued operations, net of
  income taxes                                                    0             2,291,419
                                                     --------------        --------------
Net income                                           $    6,425,807        $    8,493,602
                                                     ==============        ==============




Earnings per common share
  Primary:
    Income from continuing operations                $         0.15        $         0.15
    Income from discontinued operations                                              0.06
                                                     --------------        --------------
    Net income                                       $         0.15        $         0.20
                                                     --------------        --------------
  Fully diluted:
    Income from continuing operations                $         0.15        $         0.15
    Income from discontinued operations                                              0.06
                                                     --------------        --------------
    Net income                                       $         0.15        $         0.20
                                                     --------------        --------------

Weighted average shares outstanding
  Primary                                                41,725,679            41,521,552

  Fully diluted                                          41,725,679            41,521,552




Common shares outstanding                                41,650,573            41,446,671

Dividends per share                                            NONE                  NONE





See notes to consolidated condensed financial statements.





                                      (4)

                        SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)


                                                                     Twenty-eight Weeks Ended
                                                                   May 12,                May 14,
                                                                    1996                   1995
                                                                ------------           ------------
Operating activities
  Net income                                                  $   30,532,764        $   19,157,192
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Income from discontinued operations, net of taxes            (397,816)           (4,942,907)
       Gain on sale of discontinued operations, net of taxes     (22,080,375)
       Depreciation and amortization                              23,587,514            23,322,279
       Amortization of deferred charges and other
         non-cash charges                                          5,922,129             3,914,231
       Realized and unrealized loss on marketable
        securities and sale of other assets                                              1,491,837
       Change in deferred income taxes                             3,897,000             2,348,000
       Changes in operating assets and liabilities               (14,394,348)            8,134,778
                                                              --------------        --------------
      Net cash provided by continuing operating
        activities                                                27,066,868            53,425,410
      Net cash (used by) provided by discontinued
        operating activities                                        (655,622)            6,313,090
                                                              --------------        --------------
      Net cash provided by operating activities                   26,411,246            59,738,500

Investing activities
  Cash required for property, plant and equipment                (47,154,734)          (37,399,057)
  Cash required for assets held for sale                                                  (859,969)
  Proceeds from disposal of property, plant
     and equipment                                                 4,128,630             2,924,131
  Proceeds from disposal of discontinued operations               51,279,601
  Cash required for other assets                                  (5,012,751)             (569,920)
                                                              --------------        ---------------
      Net cash provided by (used by) investing activities          3,240,746           (35,904,815)

Financing activities
  Payments on long-term debt and capital lease
    obligations                                                  (72,060,630)          (94,610,725)
  Proceeds from long-term debt                                    47,000,000            78,000,000
  Net proceeds from short-term borrowings                          7,607,000             4,918,000
  Payments on litigation settlement                              (11,560,350)          (11,692,420)
  Cash required for debt issue costs                              (2,753,171)           (1,005,342)
  Proceeds from exercise of employee stock options                   421,813             1,355,364
                                                              --------------        --------------
      Net cash used by financing activities                      (31,345,338)          (23,035,123)
                                                              --------------        --------------
              Change in cash                                  $   (1,693,346)       $      798,562
                                                              ==============        ==============





See notes to consolidated condensed financial statements.





                                      (5)

                        SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  May 12, 1996
                                  (Unaudited)

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

Operating results for the twelve week and twenty-eight week periods ended
May 12, 1996 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 27, 1996.


NOTE 2 - DISCONTINUED OPERATIONS

In January 1995, the Company's Board of Directors announced a reorganization designed to improve the performance of and grow the Shoney's Restaurant concept. The reorganization included the planned divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. In July 1996 the Company made a decision to retain the Pargo's and Fifth Quarter restaurants and to combine them with its BarbWire's restaurants to form a casual dining group.

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

On November 19, 1995, the Company sold Mike Rose Foods, Inc. (MRF) to Levmark Capital Corporation for $55 million in cash. The transaction was effected through the sale of all issued and outstanding capital shares of MRF. The transaction resulted in a gain on sale





                                      (6)
of discontinued operations of $22.1 million, net of income taxes. Under the terms of the stock purchase agreement, the Company entered into a five year supply agreement through which MRF will continue to be the supplier of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products for all company-owned restaurants. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during fiscal 1994 for company-owned restaurants.

For financial reporting purposes, the net assets, results of operations, and cash flows of Lee's and MRF have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense.


NOTE 3 - CHANGES IN ACCOUNTING POLICIES

Effective October 30, 1995, pursuant to supplemental implementation guidance regarding FASB Statement No. 115 issued by the FASB, the Company reclassified its investment in common stock and warrants of ShoLodge, Inc. from the category of trading securities to that of investments "available-for-sale".
Accordingly, future changes in market value of the Company's investment in ShoLodge will be reflected as a component of shareholder's equity rather than included in income (See Note 9).


NOTE 4 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The fully diluted earnings per share calculation for the first half of 1996 includes the assumed conversion of the zero coupon subordinated convertible debentures. This calculation adjusts earnings for the interest that would not be paid if the debentures were converted. The fully diluted earnings from continuing operations for the first half of 1996 are anti-dilutive, but have been presented on a fully diluted basis because fully diluted net income per share is less than primary earnings per share.

The primary and fully diluted earnings per share for the second quarter of 1996, and for the second quarter and first half of 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. No consideration was given to the convertible debentures for these periods because the effect was anti-dilutive.





                                      (7)

NOTE 5 - INCOME TAXES

Income taxes for the twenty-eight week periods ended May 12, 1996 and May 14, 1995 were provided based on the Company's estimate of its effective tax rates (41.3% and 35.0%, respectively) for fiscal years 1996 and 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of October 29, 1995 are as follows:

                 Deferred tax assets:
                          Reserve for litigation settlement              $ 23,753,374
                          Reserve for self insurance                       13,221,079
                          Other - net                                       5,621,092
                                                                         ------------
                                  Deferred tax assets                      42,595,545
                                                                         ------------

                 Deferred tax liabilities:
                          Tax over book depreciation                       14,715,011
                          Capital contribution                             22,501,840
                          Other - net                                          53,154
                                                                         ------------
                          Deferred tax liabilities                         37,270,005
                                                                         ------------
                              Net deferred tax asset                     $  5,325,540
                                                                         ============

No valuation allowance is considered necessary, as all deductible temporary differences will be utilized primarily by carryback to prior years' taxable income, or as charges against reversals of future taxable temporary differences.


NOTE 6 - SENIOR DEBT

The Company has a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which matures in October 1999 with scheduled reductions in the aggregate credit facility that began in October 1995. The maximum amount available under the Revolver at May 12, 1996 was $214.6 million. A scheduled reduction of $25 million will occur in October 1996, reducing the amount available under the facility to $189.6 million.

The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants. The interest rate for this facility is a floating rate (the London Interbank





                                      (8)

Offered Rate ("LIBOR") plus 2%).  At May 12, 1996, the Company had borrowed
$180.0 million under this facility and the interest rate was 7.5%.   With the
exception of approximately $92 million (appraised value) of the property, plant and equipment not presently encumbered, all material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 184 of the Company's restaurant properties) have been pledged as collateral for the facility.

During the second quarter of 1996, the Company obtained a senior secured loan for up to $100 million from a bank ("Bridge Loan"). The purpose of the Bridge Loan is to provide working capital and a source of financing for the Company's pending acquisition of substantially all of the assets of TPI Enterprises, Inc. ("Enterprises") through a tax free reorganization. The reorganization required an amendment to the Company's Revolver which (1) approved the reorganization, (2) permitted the Company to enter into the Bridge Loan, and (3) modified certain covenants under the Revolver, including changes to accommodate the reorganization (See Note 10).

Concurrent with the execution of the Bridge Loan and the amendment to the Revolver, the Company borrowed $20 million under the Bridge Loan, which was used to reduce the outstanding balance under the Company's Revolver. The Company may borrow up to an additional $80 million under the Bridge Loan in conjunction with the closing of the reorganization for the purpose of refinancing and/or repaying certain liabilities of Enterprises which are required to be assumed or satisfied by the Company. In the event that the reorganization is not consummated, the Company will be permitted to draw an additional amount up to $20 million under the Bridge Loan for working capital purposes.

The Bridge Loan bears interest at LIBOR plus 2.5% with 0.5% increases in the interest rate effective 9, 12, and 18 months after the closing of the reorganization. The Bridge Loan will be secured by assets acquired by the Company in the reorganization and by a pledge of certain other unencumbered assets of the Company. The Bridge Loan will convert to a term loan on May 3, 1998 if not repaid on or before that date and that term loan will mature October 22, 1999. Upon conversion to a term loan, the Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge Loan at the conversion date.


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





                                      (9)

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and is obligated to pay up to $2.3 million of estimated applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. Under the terms of the consent decree, payments, without interest, are made quarterly and substantially all payments will be completed by March 1, 1998.


NOTE 8 - LITIGATION

The Company is a defendant in a lawsuit styled J&J Seafood, Inc., and Sunbelt Restaurant Management, Inc. vs Shoney's, Inc., which was filed on December 19, 1994 in U.S. District Court for the Middle District of Tennessee. The suit was filed by a franchisee of the Company's Captain D's restaurant concept who claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. The same plaintiff has also filed a state court suit making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994, counsel for the plaintiff advised the Company that the federal court case described above would be filed unless the Company settled the pending state court case by purchasing the plaintiff's franchised Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed.

On January 23, 1995, the Company filed a motion to dismiss or stay this federal court case pending the resolution of the state case. Thereafter, the plaintiff filed an amended complaint adding a second plaintiff, a former franchisee, Sunbelt Restaurant Management, Inc. The motion to dismiss was denied on May 31, 1995. The plaintiff filed a motion to certify the case as a class action on August 7, 1995. The motion was argued on May 9, 1996 and the court has taken the motion under advisement.

Management believes it has substantial defenses to the claims made and intends to vigorously defend the case. In the opinion of management, the ultimate liability with respect to the case will not materially affect the operating results or the financial position of the Company.

On December 1, 1995, a federal court suit styled Robert Belcher, et al vs Shoney's, Inc. was filed in the U.S. District Court for the Middle District of Tennessee. The suit against the Company was filed by five employees who claim the Company engages in conduct and actions which are designed to circumvent the salary requirements set forth within the Fair Labor Standards Act. The plaintiffs purport to act on behalf of similarly situated employees or former employees and petitioned the court to send court supervised notice of their lawsuit to other potential plaintiffs. On March 8, 1996, the court granted provisional class status to the plaintiffs in this





                                      (10)
case and ordered notice of the lawsuit to be mailed to former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the period from December 1, 1992 through November 30, 1995. Court approved notice of the lawsuit has been sent to potential class members who had until May 6, 1996 to elect to participate in the lawsuit. Approximately 931 current or former Shoney's concept employees had opted to participate in the suit as of May 29, 1996. Plaintiffs mailed an additional 719 notices to former managers, and those individuals have a cut-off date of July 1, 1996, to join the suit. This second group of managers represents individuals who have not worked with the Company since 1993, and whose last known addresses were erroneous due to a computer error in transferring their files to the Company's current payroll system. By virtue of the provisional class status, the court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On January 2, 1996, a second related federal court suit styled Bonnie Belcher vs Shoney's, Inc. was filed in the U.S. District Court for the Middle District of Tennessee. This suit against the Company was filed by a group of plaintiffs who purport to be present or former hourly employees of Shoney's, Inc. and claim to bring this action on behalf of themselves and others similarly situated. The plaintiffs claim that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or that they were improperly paid for overtime hours worked. In both cases, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses. On May 3, 1996, the court granted provisional class status to the lawsuit and ordered that notice of the lawsuit be mailed to former Shoney's concept hourly and fluctuating work week employees who were employed during the period from January 2, 1993 through January 1, 1996. The court-ordered notices were mailed in the latter part of May and individuals who wish to participate in the suit must opt to do so by July 24, 1996. By virtue of the provisional class status, the court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On May 3, 1996, the court denied the plaintiffs' motion to amend their complaint in the December 1, 1995 lawsuit to add other Shoney's, Inc. restaurant concepts to their complaint. However, the court granted leave for renewal of this motion if the plaintiffs include one or more named plaintiffs from the Company's other restaurant concepts that they seek to include. Moreover, the court denied the plaintiffs' attempts to include the Shoney's Restaurant concept franchisees within the provisional class.

Management believes it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements.

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.





                                      (11)

NOTE 9 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

The Company owns 121,212 shares of common stock of ShoLodge, Inc. ("ShoLodge") obtained as consideration for the 1994 sale of the Company's minority interest in four Shoney's Inns to ShoLodge. The ShoLodge common shares were classified as trading securities under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (See Note 3). The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. The Company also received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, "Accounting for Certain Debt and Equity Securities", certain of these warrants were classified as trading securities during the second quarter and first half of 1995 and adjusted to their fair value. The resulting gains of approximately $.2 million and $1.1 million in the second quarter and the first half of 1995, respectively, were reflected in the results of operations.

During 1995, once classified as a trading security, the warrants were carried at fair value with increases and decreases in fair value reflected in the results of operations. The fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $3.3 million at May 14, 1995. The fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company declined by approximately $2.5 million and $2.6 million for the second quarter and first half of 1995, respectively.

Effective October 30, 1995, pursuant to supplemental FASB implementation guidance for FASB Statement No. 115, the Company reclassified its investment in ShoLodge common stock and warrants from "trading securities" to "available-for-sale". Accordingly, future changes in market value of the Company's investment in ShoLodge will be reflected as a component of shareholders' equity rather than included in income. During the second quarter and first half of 1996, the Company recorded unrealized gains of $1.5 million and $2.8 million, respectively, on its investment in ShoLodge common stock and warrants (See Note 3).


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Pending Acquisition - On March 15, 1996, the Company entered into a definitive agreement with Enterprises, the largest franchisee of the Company's Shoney's and Captain D's restaurants, whereby the Company, or one of its subsidiaries, will acquire TPI Restaurants, Inc. and two other of Enterprises' subsidiaries, which represent substantially all of the assets of Enterprises.

The Enterprises' subsidiaries will be acquired in exchange for 5,577,102 shares of Shoney's, Inc. common stock plus an additional $10 million of Shoney's, Inc. common stock based on the average closing market price for the ten days immediately prior to closing, subject to certain adjustments. In addition, the Company will assume or refinance certain debt and other





                                      (12)
obligations of Enterprises or its subsidiaries totaling approximately $106 million, including approximately $51.6 million of 8.25% subordinated convertible debentures that are expected to remain outstanding following the closing. Enterprises will dissolve and liquidate following the closing of the acquisition.

The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the pending acquisition which has not yet been declared effective. Company anticipates that this transaction will close in August 1996, subject to the satisfaction of the conditions of closing. The transaction is subject to, among other things, the approval of the shareholders of both the Company and Enterprises as well as certain regulatory approvals. During the second quarter of 1996, the Company obtained a senior secured bridge loan for up to $100 million to provide financing for the TPI acquisition and to provide working capital for the Company (See Note 6).

Guarantees - On October 1, 1992, the Company and Thompson Hospitality, L.P. ("THL") entered into an agreement to purchase nine and thirty-one restaurants, respectively, from Marriott Corporation and Marriott Family Restaurants, Inc. ("Marriott"). All of the restaurants purchased by the Company and most of the restaurants purchased by THL will be converted to Shoney's Restaurants. As part of the transaction, the Company agreed to a contingent purchase of fifteen restaurants purchased by THL if THL defaulted in its obligations to Marriott before October 2, 1995. These fifteen restaurants had a pre-determined purchase price of a maximum of $8.7 million. During 1994 and 1995, the Company, THL and Marriott agreed to a modification of this contingent purchase agreement whereby the Company agreed to extend its contingent purchase obligation to July 2, 1997 and the Company's purchase obligation was reduced to eight restaurants with a maximum purchase price of $5.1 million.

During the first quarter of fiscal 1996, the Company was notified by Marriott that THL was in default of its obligations with Marriott. The Company has agreed to purchase four restaurants from Marriott for $3.2 million that will satisfy all of the Company's outstanding obligations under the contingent purchase agreement. The Company is currently in the process of purchasing these restaurants and negotiating terms with THL to lease the restaurants to THL. These transactions are expected to be completed during the third quarter of 1996.





                                      (13)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The second quarter and first half of both fiscal 1996 and 1995 covered periods of twelve and twenty-eight weeks, respectively.

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

         Since the reorganization announcement, the Company has focused on development and implementation of a performance improvement plan for the Shoney's Restaurant concept. The performance improvement plan includes all aspects of restaurant operations and restaurant support functions including commissary operations, purchasing and general corporate services. The Company's Shoney's Restaurants have experienced declines in comparable store sales with resulting lower operating margins in the second quarter and first half of 1996 and 1995, which coupled with additional expenses incurred related to the Shoney's Restaurant operational improvement program has reduced overall profitability. Shoney's Restaurants reported positive comparable store sales at the beginning of the second quarter of 1996, but have experienced negative comparable store sales during the latter weeks of April and throughout much of May. The weaker performance in the latter part of the second quarter was related to weak consumer response to a marketing promotion for Shoney's Restaurants and an industry wide trend of sales declines which began in mid April. Management anticipates that Shoney's Restaurant's operating margins will continue to be lower than historical levels until the benefits of the performance improvement plan begin to have a positive effect on comparable store sales.

         Revenues from continuing operations for the second quarter of fiscal 1996 increased 1.8% ($4.5 million) to $257.7 million as compared to the second quarter of fiscal 1995. For the first half of fiscal 1996, revenues from continuing operations decreased 1.0% ($5.7 million) to $557.9 million as compared to the same period of fiscal 1995.





                                      (14)

An analysis of the decrease in revenues is summarized in the following table:

                                                                    ($ in Millions)
                                                                    ---------------
                                                              12 Weeks           28 Weeks
                                                                Ended              Ended
                                                            May 12, 1996       May 12, 1996
                                                            ------------       ------------
Restaurant revenue                                             $ 4.5              $(0.4)
Commissary and other sales                                      (1.3)              (5.3)
Franchise fees                                                  (0.3)              (1.1)
Other income                                                     1.6                1.1
                                                               -----              -----
                                                               $ 4.5              $(5.7)
                                                               -----              =====

         Restaurant revenues increased during the second quarter as additional revenues from new restaurants and the effects of an overall company-wide menu price increase exceeded the effects of a decline in comparable store sales and the closing of 41 restaurants in the fourth quarter of 1995. During the first half of 1996, restaurant revenues declined slightly as a result of an overall decline in comparable store sales which offset revenue increases generated by new restaurant sales and the effects of menu price increases. Comparable store sales of company-owned restaurants increased 1.0% in the second quarter (including a 1.6% menu price increase) and declined by 0.5% during the first half of 1996 (including a 1.5% menu price increase).

         The following table summarizes the change in number of restaurants operated by the Company's continuing operations and its franchisees during the first half of 1996 and 1995:

                                                      First Half       First Half
                                                        1996              1995
                                                   ---------------   --------------
Company-owned restaurants opened(1)                        30               13
Company-owned restaurants closed                           (4)              (3)
Franchised restaurants opened                               5               10
Franchised restaurants closed                             (48)             (45)
                                                          ----             ---
                                                          (17)             (25)
                                                          ===              ===

(1) Includes seventeen and six units acquired from franchisees during the first half of 1996 and 1995, respectively.

         Commissary and other sales decreased 3.1% ($1.3 million) and 5.6% ($5.3 million), respectively, during the second quarter and first half of 1996 as compared to the corresponding periods of 1995. When compared to restaurant sales, these sales have a higher percentage of food costs and a lower percentage of operating expenses and there is no restaurant labor associated with commissary sales.

         Franchise fees relating to the Company's continuing operations (Shoney's and Captain D's restaurants) also declined $0.3 million (5.4%) and $1.1 million (8.5%) in the second quarter and first half of 1996 when compared to the prior year. The decreases in both commissary sales and franchise fees are primarily the result of a net decrease in the number





                                     (15)
of franchised restaurants and a decline in comparable store sales at franchised Shoney's Restaurants which more than offset comparable store sales gains at franchised Captain D's restaurants.

         Other income increased $1.6 million and $1.1 million, respectively, in the second quarter and first half of 1996 when compared with the same periods in 1995 principally due to a change in the accounting treatment of unrealized gains and losses on the Company's investments in ShoLodge, Inc. ("ShoLodge"). The Company reported an unrealized gain of $0.7 million in the first quarter of 1995 and an unrealized loss of $2.3 million in the second quarter of 1995 in this caption. Effective at the beginning of fiscal 1996, the Company reclassified its investment in common stock and warrants of ShoLodge from trading securities to securities available for sale. As a result, changes in the market value of the Company's investment in ShoLodge are now reflected as a component of shareholder's equity rather than included in income. The Company recorded an unrealized gain of $1.5 million and $2.8 million, respectively, in the second quarter and first half of 1996. The impact in other income from the change in accounting for ShoLodge was partially offset by lower income from asset sales in the second quarter and first half of 1996 as compared to the same periods last year.

         Cost of sales for the second quarter of fiscal 1996 increased $4.6 million over the same quarter in fiscal 1995 and, as a percentage of revenues, were 86.2% in 1996 as compared to 86.0% in the second quarter 1995. Cost of sales for the first half of 1996 increased $4.5 million over the same period in 1995 and as a percentage of revenues were 87.6% in 1996 as compared to 85.9% for the same period of 1995.

         Food and supplies decreased as a percentage of total revenues principally due to the decline in commissary sales, which have a higher food cost as a percentage of revenue than restaurant sales. Food and supplies costs as a percentage of sales at the restaurant level improved slightly during the quarter (0.4%) as increased commodity costs were offset by increased attention to loss control and minimization of waste. The Company has recently experienced increased commodity costs for chicken, pork (bacon and sausage), shrimp and eggs. The Company is evaluating its ability to offset these cost increases in other areas, however, these increases could adversely affect food costs over the remainder of 1996.

         Restaurant labor increased as a percentage of revenues because of higher labor cost at the restaurant level and the decline in commissary sales (which have no restaurant labor in cost of sales). Operating expenses increased approximately $1.2 million and $2.3 million for the second quarter and first half of 1996, respectively. Operating expenses as a percentage of revenues were unchanged for the second quarter as compared to the prior year and increased slightly for the first half of 1996 from 21.4% in 1995 to 22.1%, principally due to the $5.7 million decline in revenues.





                                      (16)

            General and administrative expenses increased $1.4 million and $3.3 million in the second quarter and first half of 1996, respectively. General and administrative expenses as a percentage of revenues increased from 5.9% in the second quarter of 1995 to 6.4% in the second quarter of 1996 and increased to 6.5% for the first half of 1996 as compared to 5.9% in the first half of 1995. These increased costs resulted principally from higher salary, compensation and relocation costs related to recruiting new management personnel and severance costs for displaced employees in the first half of 1996. These increased costs were partially offset by expense reductions in 1996 resulting from significant consulting costs in the first half of 1995 associated with the Company's restructuring. Restructuring charges of $1.1 million and $1.7 million in the second quarter and the first half of 1995, respectively, were principally related to severance costs.

         Interest expense declined approximately $1.3 million for the second quarter and declined $2.6 million for the first half of 1996 as compared to the same periods in the prior year. The lower interest costs were principally a result of reduced levels of outstanding debt (due principally to application of the proceeds from the divestitures of discontinued operations) and a decline in interest rates.

         Cash provided from continuing operations decreased $26.4 million to $27.1 million for the first half of 1996 compared to $53.4 million for the first half of 1995. This decrease was due primarily to a reduction in net income, after adjustments for non-cash gains and losses and the gains on disposal of the discontinued operations. The decline in net income is principally the result of significantly lower profits from the Company's Shoney's Restaurants coupled with slightly lower profits from the Company's other restaurant concepts and commissary. Cash provided by investing activities in 1996 was $3.2 million as compared with cash used by investing activities of $35.9 million for the same period in 1995. Cash required for the acquisition of property, plant and equipment and other assets (principally intangibles associated with acquired franchised units) increased by $14.2 million in 1996 as compared with 1995 but was more than offset by $51.3 million in proceeds from the sale of discontinued operations during 1996 with no comparable cash flow in 1995.

         Significant financing activities in the first half of 1996 included repayment of $50 million on the Company's Reducing Revolving Credit Facility ("Revolver") from the proceeds of the sale of Mike Rose Foods, $12.9 million of which represents a mandatory reduction in availability pursuant to the terms of the credit agreement, net borrowings of $7.6 million on the Company's short-term lines of credit, and borrowings of $27 million under the Revolver to fund commitments for capital expenditures, franchise acquisitions, and other operating cash flow requirements. The Company also paid $11.6 million during the first half of 1996 under the terms of the litigation settlement (See Note
7).

         In addition, during the second quarter of 1996, the Company obtained a senior secured bridge loan for up to $100 million from a bank ("Bridge Loan"). The purpose of the Bridge Loan is to provide working capital and a source of financing for the Company's pending acquisition of substantially all of the assets of TPI Enterprises, Inc. ("Enterprises").





                                      (17)

Concurrent with the execution of the Bridge Loan, the Company borrowed $20 million under the Bridge Loan which was used to reduce the outstanding principal balance under the Revolver. The Company may borrow up to $80 million under the Bridge Loan in conjunction with the closing of the acquisition for the purpose of refinancing and/or repaying certain liabilities of Enterprises which are required to be assumed or satisfied by the Company. In the event that the acquisition is not consummated, the Company will be permitted to draw an additional amount up to $20 million for working capital under the Bridge Loan.

         The Bridge Loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.5% with one-half percent rate escalations effective 9, 12, and 18 months after the closing of the acquisition. The Bridge Loan is structured to convert into a term loan if not repaid by May 3, 1998 with a final maturity of October 22, 1999. The Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge Loan to convert to a term loan. Management plans to retire the Bridge Loan prior to its maturity and conversion to a term facility and anticipates that it would obtain the funds for the retirement either from a debt or equity offering and/or the sale of assets.

         At May 12, 1996, the Company had cash and cash equivalents of approximately $5.8 million and unsecured lines of credit totalling $30.0 million under which the Company had borrowings of $16.7 million outstanding. Capital expenditures for fiscal 1996 are expected to be approximately $77.6 million.

         During the last half of fiscal 1995 and the first half of fiscal 1996, the Company's earnings and cash flow from operating activities have been less than reported in the same periods of the respective prior years. The Company has been able to make adjustments to its planned capital expenditures to adjust for the shortfall in cash from operations. Management believes that its sources of cash are sufficient to complete its capital expenditure program for 1996 substantially as planned. However, if trends in operating results do not continue to improve, the Company could be compelled to reduce its capital expenditure program for remodeling in the latter half of fiscal 1996. Management does not believe that such a curtailment of expenditures for remodeling would have a material adverse affect on other trends in revenue growth and profitability.

         On March 15, 1996, the Company entered into a definitive agreement with Enterprises, the largest franchisee of the Company's Shoney's and Captain D's restaurant concepts, whereby the Company or one of its subsidiaries will acquire TPI Restaurants, Inc. ("TPIR") and two other of Enterprises' subsidiaries, which represent substantially all of the assets of Enterprises. As of April 21, 1996, TPIR operated 187 Shoney's and 67 Captain D's restaurants in eleven states. The Enterprises subsidiaries will be acquired in exchange for 5,577,102 shares of Shoney's, Inc. common stock plus





                                      (18)
an additional $10 million of Shoney's, Inc. common stock based on the average closing market price for the ten days immediately prior to closing, subject to certain adjustments. In addition, Shoney's, Inc. will assume or refinance certain debts and other obligations of Enterprises or its subsidiaries totaling approximately $106 million, including approximately $51.6 million of 8.25% subordinated convertible debentures that are expected to remain outstanding following the closing. Based on historical operating results of the acquired restaurants, management believes that the cash flow from the acquired restaurants will be sufficient to service the additional debt assumed or refinanced by the Company. Savings in general and administrative costs and commissary overhead from combining the two companies are expected to generate an additional $10 to $15 million of cash flow and should further enhance cash flow available to repay debt.

         The transaction is subject to the approval of both the Company's and Enterprises' shareholders, as well as certain regulatory approvals, and certain other conditions. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") relative to the acquisition which has not yet been declared effective. The Company anticipates that the transaction will be consummated in August 1996, subject to the satisfaction of the conditions to closing.





                                      (19)

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Item 3 of Amendment No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 1995 and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q, filed with the Commission on April 3, 1996 are incorporated herein by this reference. See also Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 10-11 of this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security-Holders

         (a) The annual meeting of the Company (the "Annual Meeting") was held on April 2, 1996. At that time, there were present, in person or by proxy, 32,584,939 shares of the Company's common stock.

         (b) At the Annual Meeting, one item that was submitted to a vote of shareholders was the election of directors. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement and all such nominees were elected.

         (c) The results of voting for the election of directors at the Annual Meeting, the only matter voted upon, were as follow:

          Nominee
         ---------
                                                        For            Against             Withheld
                                                      ------           -------             --------
Dennis C. Bottorff                                  32,442,081            0                142,858
Carole F. Hoover                                    32,412,125            0                172,814
Victoria B. Jackson                                 32,406,238            0                178,701
C. Stephen Lynn                                     32,443,702            0                141,237
Jeffry F. Schoenbaum                                32,442,082            0                142,857
B. Franklin Skinner                                 32,435,652            0                149,287
Cal Turner, Jr.                                     32,435,408            0                149,531

There were no abstentions or broker non-votes in the election of directors.





                                      (20)

Item 5 - Other Information

         The Company is party to a Plan of Tax-Free Reorganization and Agreement under Section 368(a)(1)(C) of the Internal Revenue Code dated as of March 15, 1996 (the "Reorganization Agreement"), among the Company, a wholly-owned subsidiary of the Company and TPI Enterprises, Inc. ("Enterprises"), providing for the acquisition by the Company of substantially all of the assets of Enterprises in exchange for the issuance of shares of common stock of the Company ("Common Stock") and the Company's assumption of certain liabilities of Enterprises. By amendment No. 1 to the Reorganization Agreement, dated as of June 14, 1996, the Termination Date of the Reorganization Agreement, being the date after which either party would have the right to terminate the Reorganization Agreement if the transactions contemplated thereby have not been consummated, was extended from June 30, 1996 to August 30, 1996.

         In anticipation of the closing of the Reorganization Agreement, the Company has amended the Amended and Restated Rights Agreement dated as of May 25, 1994 between the Company and Harris Trust and Savings Bank, as Rights Agent, and as amended by Amendment No. 1 dated as of April 18, 1995 (as amended, the "Shareholder Rights Plan"), relating to the rights issued in respect of the Company's common stock. The purpose of the amendment is to prevent Enterprises and its Affiliates and Associates (as defined in the Shareholder Rights Plan) from being treated as an "Acquiring Person" under the Shareholder Rights Plan as a result of Enterprises' temporary beneficial ownership of 10% or more of the outstanding Common Stock following the completion of the transactions contemplated by the Reorganization Agreement, subject to certain conditions. Reference is made to Amendment No. 2 dated June 14, 1996 to the Amended and Restated Rights Agreement, dated May 25, 1994, between the Company and Harris Trust and Savings Bank, which is filed as
Exhibit 4.5 to this Report and incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

              2.1     Plan of Tax-Free Reorganization Under Section 368
                      (a)(1)(C) of the Internal Revenue Code and Agreement, filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on March 20, 1996, and incorporated herein by this reference.

              2.2 Amendment No. 1 dated as of June 14, 1996 to Plan of Tax-Free Reorganization Under Section 368 (a)(1)(C) of the Internal Revenue Code and Agreement.





                                      (21)

         3(i),4.1     Charter of Shoney's, Inc., as amended, filed as Exhibit
                      4.1 to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-8 (File No. 33-605) filed with the Commission on October 31, 1988, and incorporated herein by this reference.

         3(ii),4.2    Amended and Restated Bylaws of Shoney's, Inc., filed as
                      Exhibits 3(ii) and 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 18, 1996 and incorporated herein by this reference.

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

               4.5 Amendment No. 2 dated as of June 14, 1996 to Amended and Restated Rights Agreement, dated as of May 25, 1994, between Shoney's, Inc. (the "Company") and Harris Trust and Savings Bank, as Rights Agent.

               4.6 Indenture dated as of April 1, 1989 between the Company and Sovran Bank/Central South, as Trustee relating to $201,250,000 in principal amount of liquid yield option notes due 2004, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on April 3, 1989 (No. 33-27571), and incorporated herein by this reference.

               4.7 Revolving Credit Agreement dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.1 and 19.1 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.





                                      (22)

              4.8 Modification Agreement No. 1 dated as of March 5, 1991 to Revolving Credit Agreement, dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.2 and 19.2 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

              4.9 Alternative Rate Agreement dated as of June 4, 1992 supplementing that certain Revolving Credit Agreement dated as of July 13, 1988 between the Company and First American National Bank, filed as Exhibit 4.36 and 10.29 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

              4.10 Note Issuance Agreement, dated as of October 1, 1989, among the Company, Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank / Central South, as Escrow Agent, filed as Exhibit 19.5 and 28.3 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

              4.11 Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, Sovran Bank / Central South, Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and Sovran Bank / Central South, as Agent, filed as Exhibit 19.6 and 28.4 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

              4.12 Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, Sovran Bank / Central South, Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and Sovran Bank / Central South, as Agent, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.





                                      (23)

              4.13 Modification Agreement No. 2 dated as of June 8, 1994 to Reimbursement Agreement, dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and NationsBank of Tennessee, N.A., as Agent, filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

              4.14 Note Issuance Agreement, dated as of October 1, 1990, among the Company, Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank / Central South, as Escrow Agent, filed as Exhibit 19.7 and 28.5 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

              4.15 Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as
                      Exhibit 19.6 and 28.6 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

              4.16 Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as
                      Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

              4.17 Modification Agreement No. 2 dated as of April 1, 1994 to Reimbursement Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), filed as Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

              4.18 Amended and Restated Note Issuance Agreement, dated as of November 1, 1993, among the Company, NationsBank of





                                      (24)

                      Virginia, N.A., as Note Agent and Placement Agent and NationsBank of Tennessee, as Escrow Agent, filed as
                      Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

              4.19 Reimbursement Agreement, dated as of October 1, 1991, together with the Standby Note relating thereto, between the Company and National Bank of Canada, New York Branch, filed as Exhibit 28.10 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

              4.20 Assignment, Assumption and Modification Agreement dated as of November 4, 1993 relating to Reimbursement Agreement, dated as of October 1, 1991, among the Company, NationsBank of Georgia, N.A. and National Bank of Canada, New York Branch, filed as Exhibit 4.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

              4.21 Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as Exhibit 4.43 and 10.36 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

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

              4.23 Modification Agreement No. 2 dated as of July 21, 1993 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.





                                      (25)

              4.24 Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as
                      Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 9, 1993 filed with the Commission on June 23, 1993, and incorporated herein by this reference.

              4.25 Modification Agreement No. 1 dated as of July 21, 1993 to Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as
                      Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

              4.26 Loan Agreement dated as of December 1, 1994 between the Company and NationsBank of Tennessee, N.A., filed as
                      Exhibit 4.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

              4.27 U.S. $270,000,000 Amended and Restated Reducing Revolving Credit Agreement, dated as of July 21, 1993, as amended and restated as of May 3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as Exhibit
                      4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 15, 1996, and incorporated herein by this reference.

              4.28 U.S. $100,000,000 Bridge Loan Credit Agreement, dated as of May 3, 1996, among Shoney's, Inc., as the Borrower, Canadian Imperial Bank of Commerce, and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on May 15, 1996, and incorporated herein by this reference.

              10.1 License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and Shoney's Lodging, Inc., filed as Exhibit 28.7 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.





                                      (26)

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

              10.5 Stock Purchase and Warrant Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and Gulf Coast Development, Inc., filed as Exhibit 28.8 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

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





                                      (27)

              10.8 Shoney's, Inc. 1981 Stock Option Plan, as amended and restated through March 17, 1994.

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

              10.11 Shoney's, Inc. Employee Stock Purchase Plan, as amended through May 1, 1991.

              10.12   Shoney's, Inc. Employee Stock Bonus Plan, filed as
                      Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

              10.13   Shoney's, Inc. Directors' Stock Option Plan, filed as
                      Exhibit 4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.

              10.14 Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

              10.15 Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.





                                      (28)

              10.16   Captain D's Ownership Plan 1978-1979, filed as Exhibit
                      10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

              10.17 Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 28, 1996, and incorporated herein by this reference, as amended by Amendment No. 1 to the Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 18, 1996 and incorporated herein by this reference.

              10.18 Employment Agreement dated as of January 13, 1995 between the Company and Taylor H. Henry, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

              10.19 Employment Agreement dated as of January 17, 1995 between the Company and Charles E. Porter, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

              10.20 Employment Agreement dated as of June 17, 1996, between the Company and W. Craig Barber.

              10.21 Employment Agreement dated as of April 11, 1995, between the Company and C. Stephen Lynn, filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference, as amended by the Addendum filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 28, 1996, and incorporated herein by this reference.

              11      Statement regarding computation of per share earnings.

              27      Financial Data Schedule (for SEC use only).





                                      (29)

         (b) On March 20, 1996, the Company filed a report on Form 8-K to report under item 5 of that form that on March 15, 1996, the Company entered into an agreement with TPI Enterprises, Inc. ("TPI") whereby, subject to the terms and conditions of the agreement, the Company agreed to acquire substantially all of the properties of TPI (including the outstanding common stock of certain of TPI's subsidiaries) in exchange for the Company's issuance of shares of its $1.00 par value common stock and assumption of certain specified liabilities of TPI.

              On May 15, 1996, the Company filed a report on Form 8-K to report under Item 5 of that form that the Company had obtained a senior secured bridge loan in the aggregate principal amount of up to $100 million to provide working capital and a source of financing for the pending transaction with TPI, and, concurrently therewith, had amended the reducing revolving credit facility of the Company.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date:  June 25, 1996                By: /s/ W. Craig Barber
                                        ------------------------------------
                                        W. Craig Barber
                                        Senior Executive Vice President and
                                         Chief Financial Officer





                                      (30)