Form 10-Q
period 1996-08-04
SHONEYS INC
filed 1996-09-17
CIK 89902

                     ==================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               --------------

                                  FORM 10-Q

(Mark One)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 1996
                                     OR
  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM       TO
                                                 -------  ------

                        COMMISSION FILE NUMBER 0-4377
                         ---------------------------

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

         As of September 10, 1996, there were 48,454,731 shares of Shoney's, Inc., $1 par value common stock outstanding.

                ============================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                        SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)

                                                           August 4,            October 29,
                                                             1996                  1995
                                                        --------------        --------------
ASSETS
Current assets:
  Cash and cash equivalents                             $    6,833,148        $    7,513,588
  Notes and accounts receivable, less allowance
     for doubtful accounts of $2,192,000 in 1996
     and $1,645,000 in 1995                                 12,841,679            13,013,821
  Inventories                                               39,011,026            33,483,964
  Deferred income taxes and other current assets            34,922,798            30,716,885
  Net current assets of discontinued operations                                   14,495,812
                                                        --------------        --------------
     Total current assets                                   93,608,651            99,224,070


Property, plant and equipment, at cost                     749,543,783           710,544,277
Less accumulated depreciation and amortization            (312,006,039)         (291,057,795)
                                                        --------------        --------------
    Net property, plant and equipment                      437,537,744           419,486,482


Other assets:
  Deferred charges and other intangible assets              13,118,264             7,085,784
  Other assets                                               7,747,713             9,219,658
                                                        --------------        --------------
     Total other assets                                     20,865,977            16,305,442
                                                        --------------        --------------
                                                        $  552,012,372        $  535,015,994
                                                        ==============        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $   31,323,079        $   33,099,813
  Federal and state income taxes                             6,844,864             7,486,210
  Other accrued liabilities                                 78,419,594            74,312,652
  Reserve for litigation settlement                         23,024,788            23,372,889
  Debt and capital lease obligations
      due within one year                                   44,705,335            34,448,154
                                                        --------------        --------------
     Total current liabilities                             184,317,660           172,719,718

Long-term senior debt and
   capital lease obligations                               289,592,732           318,251,917
Zero coupon subordinated convertible debentures             93,565,263            87,780,529
Reserve for litigation settlement                           21,560,000            38,727,434

Deferred credits:
  Income taxes                                              24,767,797            19,223,797
  Income and other liabilities                               6,100,697             6,619,234

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized
      100,000,000 shares; issued 41,664,367
       in 1996 and 41,510,659 in 1995                       41,664,367            41,510,659
  Additional paid-in capital                                62,040,613            60,770,176
  Unrealized gain on securities available for sale           1,837,054
  Retained earnings (deficit)                             (173,433,811)         (210,587,470)
                                                        --------------        --------------
     Total shareholders' equity (deficit)                  (67,891,777)         (108,306,635)
                                                        --------------        --------------
                                                        $  552,012,372        $  535,015,994
                                                        ==============        ==============

See notes to consolidated condensed financial statement.

                                     (2)

                        SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (Unaudited)

                                                                    Forty Weeks Ended
                                                              August 4,             August 6,
                                                                1996                  1995
                                                          --------------        --------------
Revenues
  Net sales                                               $  795,305,943        $  797,154,102
  Franchise fees                                              17,160,173            18,572,185
  Other income                                                 2,466,084             1,750,483
                                                          --------------        --------------
                                                             814,932,200           817,476,770

Costs and expenses
 Cost of sales                                               711,205,419           701,368,283
 General and administrative expenses                          51,979,171            47,219,607
 Interest expense                                             27,599,142            31,007,162
 Restructuring expenses                                                              1,785,915
                                                          --------------        --------------
     Total costs and expenses                                790,783,732           781,380,967
                                                          --------------        --------------

Income from continuing operations before
  income                                                      24,148,468            36,095,803

Provision for income taxes                                     9,473,000            13,716,000
                                                          --------------        --------------
Income from continuing operations                             14,675,468            22,379,803

Income from discontinued operations,
   net of inco                                                   397,816             6,977,133

Gain on sale of discontinued operations,
  net of                                                      22,080,375
                                                          --------------        --------------
Net income                                                $   37,153,659        $   29,356,936
                                                          ==============        ==============


Earnings per common share
     Primary:
        Income from continuing operations                 $         0.35        $         0.54
        Income from discontinued operations                         0.01                  0.17
        Gain on sale of discontinued operations                     0.53
                                                          --------------        --------------
        Net income                                        $         0.89        $         0.71
                                                          ==============        ==============

     Fully diluted:
        Income from continuing operations                 $         0.39        $         0.54
        Income from discontinued operations                         0.01                  0.17
        Gain on sale of discontinued operations                     0.47
                                                          --------------        --------------
        Net income                                        $         0.87        $         0.71
                                                          ==============        ==============

Weighted average shares outstanding
     Primary                                                  41,709,280            41,495,234

     Fully diluted                                            46,926,890            41,495,234


Common shares outstanding                                     41,664,367            41,495,288

Dividends per share                                                 NONE                  NONE

See notes to consolidated condensed financial statements.


                                      (3)

                        SHONEY'S, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statement of Operations
                                  (Unaudited)

                                                                  Twelve Weeks Ended
                                                            August 4,             August 6,
                                                              1996                  1995
                                                        --------------        --------------
Revenues
  Net sales                                             $  251,150,233        $  247,332,365
  Franchise fees                                             5,404,985             5,718,265
  Other income                                                 488,130               846,417
                                                        --------------        --------------
                                                           257,043,348           253,897,047

Costs and expenses
 Cost of sales                                             222,523,799           217,164,419
 General and administrative expenses                        15,458,729            14,070,280
 Interest expense                                            8,633,925             9,406,788
 Restructuring expenses                                                               86,042
                                                        --------------        --------------
     Total costs and expenses                              246,616,453           240,727,529
                                                        --------------        --------------
Income from continuing operations before income
  taxes                                                     10,426,895            13,169,518

Provision for income taxes                                   3,806,000             5,004,000
                                                        --------------        --------------
Income from continuing operations                            6,620,895             8,165,518

Income from discontinued operations, net of income
  taxes                                                              0             2,034,226
                                                        --------------        --------------
Net income                                              $    6,620,895        $   10,199,744
                                                        ==============        ==============





Earnings per common share
  Primary:
    Income from continuing operations                   $         0.16        $         0.20
    Income from discontinued operations                                                 0.05
                                                        --------------        --------------
    Net income                                          $         0.16        $         0.25
                                                        ==============        ==============
  Fully diluted:
    Income from continuing operations                   $         0.16        $         0.20
    Income from discontinued operations                                                 0.05
                                                        --------------        --------------
    Net income                                          $         0.16        $         0.25
                                                        ==============        ==============

Weighted average shares outstanding
  Primary                                                   41,808,671            41,613,498

  Fully diluted                                             41,808,671            41,613,498



Common shares outstanding                                   41,664,367            41,495,288

Dividends per share                                               NONE                  NONE


See notes to consolidated condensed financial statements.

                                      (4)

                        SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                Forty  Weeks Ended
                                                                          August 4,             August 6,
                                                                            1996                  1995
                                                                         -----------            ----------
Operating activities
  Net income                                                          $   37,153,659        $   29,356,936
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Income from discontinued operations, net of taxes                 (397,816)           (6,977,133)
          Gain on sale of discontinued operations, net of taxes          (22,080,375)
          Depreciation and amortization                                   33,995,638            33,641,554
          Amortization of deferred charges and other
              non-cash charges                                             9,259,600             6,460,368
          Realized and unrealized loss on marketable
              securities and sale of other assets                                                1,392,202
          Change in deferred income taxes                                  5,544,000             3,598,000
          Changes in operating assets and liabilities                    (17,424,262)           11,605,146
                                                                      --------------        --------------
                 Net cash provided by continuing operating activities     46,050,444            79,077,073
                 Net cash (used by) provided by discontinued
                     operating activities                                   (655,622)            9,364,007
                                                                      --------------        --------------
                 Net cash provided by operating activities                45,394,822            88,441,080

Investing activities
  Cash required for property, plant and equipment                        (60,416,682)          (45,763,816)
  Cash required for assets held for sale                                                        (1,291,322)
  Proceeds from disposal of property, plant
     and equipment                                                         8,492,792             3,500,850
  Proceeds from disposal of discontinued operations                       51,279,601
  Cash required for other assets                                          (5,072,556)             (796,965)
                                                                      --------------        --------------
                Net cash used by investing activities                     (5,716,845)          (44,351,253)

Financing activities
  Payments on long-term debt and
     capital lease obligations                                           (75,534,716)         (107,677,744)
  Proceeds from long-term debt                                            47,175,000            78,000,000
  Net proceeds from short-term borrowings                                  8,336,000             4,918,000
  Payments on litigation settlement                                      (17,515,535)          (17,547,347)
  Cash required for debt issue costs                                      (3,337,416)           (2,033,827)
  Proceeds from exercise of employee stock options                           518,250             1,675,335
                                                                      --------------        --------------
                Net cash used by financing activities                    (40,358,417)          (42,665,583)
                                                                      --------------        --------------
  Change in cash                                                      $     (680,440)       $    1,424,244
                                                                      --------------        --------------





See notes to consolidated condensed financial statements.
                                      (5)

                        SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 August 4, 1996
                                  (Unaudited)


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

The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1996 presentation. Operating results for the twelve and forty week periods ended August 4, 1996 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 27, 1996.


NOTE 2 - DISCONTINUED OPERATIONS

In January 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the planned divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. In July 1995, the Company made a decision to retain the Pargo's and Fifth Quarter restaurants and to combine them with its BarbWire's steakhouse units to form a casual dining group.

Effective October 1, 1995, the Company sold its Lee's Famous Recipe division to RTM Restaurant Group for $24.5 million cash and a $4 million promissory note. The promissory note is due in monthly installments over five years and bears interest at the prime rate. The transaction was effected through a sale of all of the assets of Lee's Famous Recipe, and its sale removes the Company from the fast food chicken line of business. The promissory note is guaranteed by RTM, Inc., and is collateralized by perfected security interests in the Lee's Famous Recipe trademarks and franchise license agreements.

On November 19, 1995, the Company sold Mike Rose Foods, Inc. ("MRF") to Levmark Capital Corporation for $55 million in cash. The transaction was effected through the sale of all issued and outstanding capital shares of MRF. The transaction resulted in a gain of $22.1 million, net of income taxes. Under the terms of the MRF sale agreement, the Company entered into a five year supply agreement through which MRF will continue to be the supplier of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products for all company-owned restaurants. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during fiscal 1994 for use at its company-owned restaurants.


                                     (6)

For financial reporting purposes, the net assets, results of operations, gains on sale and cash flows of Lee's and MRF have been treated as discontinued operations in the accompanying financial statements and, therefore, are presented net of any related income tax expense.


NOTE 3 - CHANGES IN ACCOUNTING POLICIES

Effective October 30, 1995, pursuant to supplemental implementation guidance issued by the Financial Accounting Standards Board (FASB) regarding FASB Statement No. 115 - "Accounting For Certain Investments in Debt and Equity Securities", the Company reclassified its investment in common stock and warrants of ShoLodge, Inc. from the category of "trading securities" to that of
an investment "available-for-sale"as defined by Statement No. 115.   As a
result, changes in market value of the Company's investment in ShoLodge in fiscal 1996 have been reflected as a component of shareholders' equity rather than included in income (see Note 9).


NOTE 4 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The fully diluted earnings per share calculation for the 40 weeks ended August 4, 1996 includes the assumed conversion of the zero coupon subordinated convertible debentures. This calculation adjusts earnings for the interest that would not be paid if the debentures were converted. The results of the fully diluted earnings per share calculation (from continuing operations) for the 40 weeks ended August 4, 1996 were anti-dilutive, but have been presented on a fully diluted basis because fully diluted net income per share is less than primary earnings per share. Accordingly, fully diluted earnings per share have been presented for all earnings captions presented.

The primary and fully diluted earnings per share for the third quarter of 1996, and for the third quarter and forty weeks ended August 4, 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. No consideration was given to the convertible debentures for these periods because the effect was anti-dilutive.


NOTE 5 - INCOME TAXES

Income taxes for the forty week periods ended August 4, 1996 and August 6, 1995 were provided based on the Company's estimate of its effective tax rates (39.1% and 38.0%, respectively), for fiscal years 1996 and 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


                                     (7)

Significant components of the Company's deferred tax assets and liabilities as of October 29, 1995 are as follows:


                Deferred tax assets:
                  Reserve for litigation settlement  $23,753,374
                  Reserve for self insurance          13,221,079
                  Other - net                          5,621,092
                                                     -----------
                         Deferred tax assets          42,595,545
                                                     -----------

                Deferred tax liabilities:
                  Tax over book depreciation          14,715,011
                  Capital contribution                22,501,840
                  Other - net                             53,154
                                                     -----------
                         Deferred tax liabilities     37,270,005
                                                     -----------
                           Net deferred tax asset    $ 5,325,540
                                                     ===========


No valuation allowance is considered necessary, as all deductible temporary differences will be utilized primarily by carryback to prior years' taxable income, or as charges against reversals of future taxable temporary differences.


NOTE 6 - SENIOR DEBT

The Company has a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which matures in October 1999 with scheduled reductions in the aggregate credit facility that began in October 1995. The maximum amount available under the Revolver at August 4, 1996 was $214.6 million. A scheduled reduction of $25 million will occur in October 1996, reducing the amount available under the facility to $189.6 million.

The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants. The interest rate for this facility is a floating rate (the London Interbank Offered Rate ("LIBOR") plus 2%). At August 4, 1996, the Company had borrowed
$180.0 million under this facility and the interest rate was 7.5%.   With the
exception of approximately $92 million (appraised value) of the property, plant and equipment not presently encumbered, all material assets of the Company not otherwise pledged (including all common shares of a wholly-owned real estate company which owns 179 of the Company's restaurant properties) have been pledged as collateral for the facility.

During the second quarter of 1996, the Company obtained a senior secured Bridge Loan for up to $100 million from a bank ("Bridge Loan"). The purpose of the Bridge Loan is to provide working capital and a source of financing for the Company's acquisition of substantially all of the assets of TPI Enterprises, Inc. ("Enterprises") through a tax free reorganization. The reorganization required an amendment to the Company's Revolver which (1) approved the reorganization, (2) permitted the Company to enter into the Bridge Loan, and
(3) modified certain covenants under the Revolver, including changes to accommodate the reorganization. (See Note 11).


                                     (8)

Concurrent with the execution of the Bridge Loan and the amendment to the Revolver, the Company borrowed $20 million under the Bridge Loan, which was used to reduce the outstanding balance under the Company's Revolver. An additional $80 million was available under the Bridge Loan for use in conjunction with the closing of the reorganization for the purpose of refinancing and/or repaying certain liabilities of Enterprises which are required to be assumed or satisfied by the Company. (See Note 11).

The Bridge Loan bears interest at LIBOR plus 2.5% with 0.5% increases in the interest rate effective 9, 12, and 18 months after the closing of the reorganization. The Bridge Loan will be secured by assets acquired by the Company in the reorganization and by a pledge of certain other unencumbered assets of the Company. The Bridge Loan will convert to a term loan on May 3, 1998 if not repaid on or before that date and the term loan will mature October 22, 1999. Upon conversion to a term loan, the Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge Loan at the conversion date.

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

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and up to $2.3 million of estimated applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. Under the terms of the consent decree, payments, without interest, are made quarterly and substantially all payments will be completed by March 1, 1998.


NOTE 8 - LITIGATION

The Company is a defendant in a lawsuit styled J&J Seafood, Inc., and Sunbelt Restaurant Management, Inc. vs Shoney's, Inc., which was filed on December 19, 1994 in U.S. District Court for the Middle District of Tennessee. The suit was filed by a franchisee of the Company's Captain D's restaurant concept who claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. On May 5, 1994, the same plaintiff had also filed a state court lawsuit in Chancery Court for Davidson County, Tennessee (J&J Seafood v. Shoney's, Inc.) making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994, counsel for the plaintiff advised the Company that the federal court case described above would be filed unless the Company settled the pending state court case by purchasing the plaintiff's franchised Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal court lawsuit was filed.


                                     (9)

On January 23, 1995, the Company filed a motion to dismiss or stay this federal court case pending the resolution of the state case. Thereafter, the plaintiff filed an amended complaint adding a second plaintiff, a former franchisee, Sunbelt Restaurant Management, Inc. The motion to dismiss was denied on May 31, 1995. The plaintiff filed a motion to certify the case as a class action on August 7, 1995. The motion was argued on May 9, 1996 to the magistrate judge who has recommended to the U.S. District Court that the motion for class certification be denied. That motion and the magistrate's recommendation, to which the plaintiff has objected, are now pending before the U.S. District Court Judge.

Management believes it has substantial defenses to the claims made and intends to vigorously defend the case. In the opinion of management, the ultimate liability with respect to the case will not materially affect the operating results or the financial position of the Company.

On December 1, 1995, a suit styled Robert Belcher, et al vs Shoney's, Inc. was filed in the U.S. District Court for the Middle District of Tennessee. The litigation against the Company was filed by five employees who claim the Company engages in conduct and actions which are designed to circumvent the overtime provisions of the Fair Labor Standards Act. The plaintiffs purport to act on behalf of similarly situated employees or former employees and petitioned the court to send court supervised notice of their lawsuit to other potential plaintiffs. On March 8, 1996, the court granted provisional class status to the plaintiffs in this case and defined the class as all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Court approved notice of the lawsuit has been sent to potential class members and the final deadline for potential plaintiffs to elect to participate in the suit expired July 24, 1996. Approximately 900 current or former Shoney's concept employees had opted to participate in the suit as of the cut-off date set by the court. By virtue of the provisional class status, the court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On January 2, 1996, a second related suit styled Bonnie Belcher vs Shoney's, Inc. was filed in the U.S. District Court for the Middle District of Tennessee. This suit against the Company was filed by a group of plaintiffs who purport to be present or former hourly or fluctuating work week employees of Shoney's, Inc. and claim to bring this action on behalf of themselves and others similarly situated. The plaintiffs claim that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular or overtime hours worked. In both lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses.

On May 3, 1996, the court granted provisional class status to the lawsuit and ordered notice of the second lawsuit be mailed to present and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Court approved notice of the lawsuit has been sent to potential class members and the deadline for potential plaintiffs to elect to participate in the suit expired July 24, 1996. Approximately 18,000 current or former Shoney's concept employees had opted to participate in this suit as of the cut-off date set by the court. By virtue of the provisional class status, the court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On May 3, 1996, the court denied the plaintiffs' motion to amend their complaint in the initial lawsuit to add other Shoney's, Inc. restaurant concepts to their complaint. However, the court granted leave for renewal of this motion if the plaintiffs include one or more named plaintiffs from the Company's restaurant


                                     (10)
concepts that they seek to include. Moreover, the court denied the plaintiffs' attempts to include the Shoney's concept franchisees within the provisional class.

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


NOTE 9 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

The Company owns 121,212 shares of common stock of ShoLodge, Inc. ("ShoLodge") obtained as consideration for the 1994 sale of the Company's minority interest in four Shoney's Inns to ShoLodge. The ShoLodge common shares were classified as trading securities under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (see Note 3). The Company also owns certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. The Company also received future registration rights with respect to the shares that may be acquired upon exercise of the warrants. Under the provisions of FASB Statement No. 115, certain of these warrants were classified as trading securities during the second quarter and first half of 1995 and adjusted to their fair value.
The resulting gain of approximately $.2 million and $1.1 million in the second quarter and the first half of 1995, respectively, were reflected in the results of operations.

During 1995, once classified as a trading security, the warrants were carried at fair value with increases and decreases in fair value reflected in the results of operations. The fair value of the ShoLodge warrants and the ShoLodge common stock held by the Company increased by approximately $.1 million in the third quarter of 1995 and declined by approximately $2.5 million for the first three quarters of 1995. The fair value of the ShoLodge common stock and the ShoLodge warrants classified as trading securities was $3.4 million at August 6, 1995.

Effective October 30, 1995, pursuant to supplemental FASB implementation guidance for FASB Statement No. 115, the Company reclassified its investment in ShoLodge common stock and warrants from "trading securities" to "available-for-sale". Accordingly, beginning in fiscal 1996, changes in the fair value of the investment in ShoLodge have been reflected as a component of shareholders' equity rather than included in income. During the third quarter of 1996, and for the first three quarters of 1996, the Company recorded an unrealized loss of approximately $1.0 million and an unrealized gain of approximately $1.8 million, respectively, on its investment in ShoLodge common stock and warrants (See Note 3). As of August 4, 1996, the fair value of the Company's investment in ShoLodge common stock and warrants (for which it holds registration rights) was $2.8 million.


                                     (11)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On October 1, 1992, the Company and Thompson Hospitality, L.P. ("THL") entered into an agreement to purchase nine and thirty-one restaurants, respectively, from Marriott Corporation and Marriott Family Restaurants, Inc. ("Marriott"). All of the restaurants purchased by the Company and most of the restaurants purchased by THL were intended to be converted to Shoney's Restaurants. As part of the transaction, the Company agreed to a contingent purchase of fifteen restaurants purchased by THL if THL defaulted in its obligations to Marriott before October 2, 1995. These fifteen restaurants had a pre-determined purchase price of a maximum of $8.7 million. During 1994 and 1995, the Company, THL and Marriott agreed to a modification of this contingent purchase agreement whereby the Company agreed to extend its contingent purchase obligation to July 2, 1997 and the Company's purchase obligation was reduced to eight restaurants with a maximum purchase price of $5.1 million.

During the first quarter of fiscal 1996, the Company was notified by Marriott that THL was in default of its obligations with Marriott. During the third quarter of 1996, the Company purchased four restaurants from Marriott for $3.2 million and Marriott agreed to release the Company from all obligations arising from the contingent purchase agreement. The purchased restaurants have been leased by the Company to THL.


NOTE 11 - SUBSEQUENT EVENTS

Following the approval of the shareholders of the Company and TPI Enterprises, Inc. ("Enterprises") on August 21, 1996, the Company completed the acquisition of substantially all of the assets of Enterprises, the largest franchisee of the Company's Shoney's and Captain D's restaurants, effective as of September 9, 1996. In this transaction, which will be accounted for by the Company under the purchase method, the Company acquired TPI Restaurants, Inc. ("TPIR") and two other wholly-owned subsidiaries of Enterprises, which represented substantially all of Enterprises' assets. TPIR operates 176 Shoney's Restaurants and 67 Captain D's restaurants in eleven states.

The assets acquired from Enterprises consisted of 100% of the outstanding stock of TPIR and two other subsidiaries (TPI Insurance, Inc. and TPI Entertainment, Inc.), intercompany accounts payable and receivable among Enterprises, its retained subsidiaries, and the acquired subsidiaries, and, except as described herein, all of the cash and cash equivalents of Enterprises and each of Enterprises' subsidiaries. Enterprises retained approximately $7.7 million in cash in the transaction. The consideration paid by the Company in the transaction consisted of the issuance to Enterprises of 6,785,114 shares of the Company's common stock (representing approximately 14% of the Company's common stock then outstanding) and the assumption by the Company of certain liabilities and obligations of Enterprises. The liabilities assumed by the Company included the Company's payment of indebtedness of Enterprises totaling approximately $43 million and the assumption, by supplemental indenture, of 8.25% Convertible Subordinated Debentures due 2002 in the aggregate principal amount of $51.6 million. In addition, the Company issued options to purchase approximately 620,000 shares of the Company's common stock in exchange for


                                     (12)
options outstanding under Enterprises' stock option plans. The source of funds for the Company's retirement of Enterprises' indebtedness was a senior secured Bridge Loan obtained on May 3, 1996 (See Note 6). Concurrent with the closing, the Company borrowed $80 million under the Bridge Loan. Approximately $43 million of the proceeds was utilized to satisfy liabilities assumed from Enterprises, $20 million was used to reduce debt outstanding under the Company's Revolver, $8 million was used to repay short-term debt and $9 million was retained to be used to reduce debt or for general corporate purposes. In addition, the Company obtained letters of credit totaling $10.6 million under the Company's Revolver for purposes of replacing Enterprises' letters of credit principally supporting its insurance activities, which were acquired by the Company in the transaction.


                                     (13)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The third quarter and first three quarters of fiscal 1996 and 1995 covered periods of twelve and forty weeks, respectively.

BUSINESS OVERVIEW

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

         Since the reorganization announcement, the Company has focused on the development and implementation of a performance improvement plan for the Shoney's Restaurant concept which includes all aspects of restaurant operations and support functions, including commissary operations, purchasing and general corporate services. The trends in comparable store sales for the Company's Shoney's Restaurants have improved over the first three quarters of fiscal 1996, however, year-to-date, the Company's overall comparable store sales are negative with resultant lower operating margins. The decline in comparable store sales for the Shoney's Restaurants and the lower operating margins coupled with additional expenses incurred related to the operational improvement program and increased levels of corporate general and administrative expenses have reduced overall profitability of the Company year-to-date. During the last four weeks of the third quarter, however, the Company's Shoney's Restaurants improved their overall margins through a combination of cost control and a menu price increase.

         A focused operational improvement program implemented in the second quarter in the Company's 48 store, middle Tennessee market has made a significant impact in that market which has reported positive comparable store sales for 19 of the 21 weeks from April 1 through August 25, 1996, with an average positive comparable store sales for the entire market during that time period of 3.5%. In addition, for this same time period, the middle Tennessee Shoney's Restaurants reported comparable store sales that exceeded the comparable store sales of all of the other company-owned Shoney's Restaurants by 5.2%. Management intends to deploy these same operational improvement methods in its other core markets during the latter part of 1996 and throughout
1997.   Management anticipates that Shoney's Restaurant's operating margins will continue to be lower than historical levels until the benefits of the performance improvement plans are realized throughout a greater portion of the Company's Shoney's Restaurants.

         The Company's Captain D's restaurants have reported comparable store sales growth of 5.3% for the third quarter of 1996 and 3.9% for the first three quarters of 1996. This performance follows three consecutive years of positive comparable store sales for Captain D's and is a reflection of management's focus on store-level operational execution and a strong marketing program. Captain D's restaurants have not achieved an increase in margins normally expected with an increase in comparable store sales as food, labor and supply costs remained relatively flat as a percentage of sales and increased operating and general and administrative expenses reduced margins slightly.





                                      (14)

TPI ACQUISITION

        On September 9, 1996, the Company completed its previously announced acquisition of substantially all the assets of TPI Enterprises, Inc. ("Enterprises"). The acquisition includes 176 Shoney's Restaurants and 67 Captain D's restaurants located in 11 states, principally in the Company's core southeastern markets. In addition, the Company now owns over 64% of all restaurants in its system. For the twelve-week second quarter and first half of Enterprises' 1996 fiscal year (the twenty-eight weeks ended July 14, 1996), Enterprises reported restaurant revenues of $66.4 million and $151.3 million, respectively. For the second quarter and first half of 1996, Enterprises reported a net loss of approximately $10.2 million and net income of $0.4 million, respectively. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the Company's third quarter 1996 financial statements do not include any results of operations related to the acquired business.

        Management believes there are significant cost synergies that will result from combining Enterprises' restaurant operations with those of the Company, principally from the elimination of duplicate corporate support functions and the closure of Enterprises' two food distribution facilities. Other cost savings are also expected from more efficient purchasing of food, supplies, restaurant services and more efficient multi-unit supervision. Management believes annual cost savings will be $10 to $15 million after the companies' operations are fully integrated, which is expected to occur within nine months. These cost savings are management's estimates based on currently available information. It is reasonably possible that these estimates will change as more information becomes available. In the interim, the Company expects the effects of the acquisition to be mildly dilutive to earnings as expenses are incurred to combine the companies' operations.

        In connection with the acquisition of Enterprises' restaurant operations, the Company intends to close approximately 35 to 45 under-performing acquired Shoney's Restaurants. These closures are intended to minimize negative earnings and cash flow effects from these restaurants and are expected to result in increased sales volumes for existing units located in the same or contiguous market areas. Enterprises' Shoney's Restaurants will require capital expenditures for remodeling to ensure they are up to the Company's standards. Management currently estimates approximately $15 million will be required for this remodeling during fiscal 1997 and 1998. In May 1996, the Company obtained a $100 million Bridge Loan to provide financing necessary to satisfy debt obligations assumed in the acquisition of approximately $43 million, to provide the capital for remodeling, and to provide additional working capital for the Company. In addition, the Company assumed approximately $51.6 million of 8.25% convertible subordinated debentures due 2002 in connection with the acquisition.

RESULTS OF OPERATIONS

         REVENUES

         Revenues from continuing operations for the third quarter of fiscal 1996 increased 1.2% ($3.1 million) to $257.0 million as compared to the third quarter of fiscal 1995. For the first three quarters of fiscal 1996, revenues from continuing operations decreased 0.3% ($2.5 million) to $814.9 million as compared to the same period of fiscal 1995.

An analysis of the change in revenues is summarized in the following table:

                                              ($ in Millions)
                                              ---------------
                                        12 Weeks           40 Weeks
                                          Ended              Ended
                                        August 4,           August 4,
                                          1996                1996
                                        ---------          ----------

Restaurant revenue                       $ 3.8              $ 3.4
Commissary and other sales                 0.0               (5.2)
Franchise fees                            (0.3)              (1.4)
Other income                              (0.4)               0.7
                                         -----              -----
                                         $ 3.1              $(2.5)
                                         =====              =====

         Restaurant revenues increased during the third quarter and for the first three quarters of fiscal 1996 as additional revenues from new restaurants and the effects of a menu price increase exceeded the decline in revenues resulting from the closure of approximately 40 under-performing restaurants in the fourth quarter of 1995. Comparable store sales of company-owned restaurants increased 0.5% in the third quarter (including a 2.1% menu price increase) and declined by 0.3% during the first three quarters of 1996 (including a 1.7% menu price increase).

         The following table summarizes the change in number of restaurants operated by the Company's continuing operations and its franchisees during the first three quarters of 1996 and 1995:

                                        First Three          First Three
                                          Quarters            Quarters
                                            1996                1995
                                        -----------          -----------
Company-owned restaurants opened(1)          31                  23
Company-owned restaurants closed             (5)                 (3)
Franchised restaurants opened                 5                  15
Franchised restaurants closed(2)            (60)                (53)
                                            ---                 ---
                                            (29)                (18)
                                            ===                 ===

(1) Includes seventeen and eleven units acquired from franchisees during the first three quarters of 1996 and 1995, respectively.
(2) Includes units acquired by the Company referenced in Note 1.


         Commissary and other sales were unchanged in the third quarter of 1996 as compared to the same period in the prior year and decreased 4.0% ($5.2 million) during the first three quarters of 1996 as compared to the corresponding periods of 1995. When compared to restaurant sales, these sales have a higher percentage of food costs with a lower percentage of operating expenses and there is no restaurant labor cost associated with commissary sales.





                                      (15)

         Franchise fees relating to the Company's continuing operations (Shoney's and Captain D's restaurants) declined $0.3 million (5.5%) and $1.4 million (7.6%) in the third quarter and first three quarters of 1996 as compared to the same periods in the prior year. The decreases in both commissary sales and franchise fees are primarily the result of a net decrease in the number of franchised restaurants and a decline in comparable store sales at franchised Shoney's Restaurants, which more than offset comparable store sales gains achieved at franchised Captain D's restaurants.

         Other income decreased $0.4 million and increased $0.7 million in the third quarter and first three quarters of 1996, respectively, when compared with the same periods in 1995. The increase in other income for the first three quarters of 1996 resulted from a change in the accounting treatment of unrealized gains and losses on the Company's investments in ShoLodge, Inc., ("ShoLodge"). The Company reported an unrealized gain of $0.1 million in the third quarter of 1995 and an unrealized loss of $1.4 million in the first three quarters of 1995 related to its investment in ShoLodge. Beginning in fiscal 1996, the Company reclassified its investment in ShoLodge from that of
"trading securities" to "securities available for sale".   As a result, changes
in market value of its investment in ShoLodge during 1996 are reflected as a component of shareholders' equity rather than included in income. The Company recorded an unrealized loss of $1.0 million during the third quarter of 1996 and recorded an unrealized gain of $1.8 million during the first three quarters of 1996 related to its investment in ShoLodge.

COSTS AND EXPENSES

         Cost of sales for the third quarter of fiscal 1996 increased $5.4 million over the same quarter in fiscal 1995 and, as a percentage of revenues, were 86.6% in 1996 as compared to 85.5% in the third quarter of 1995. Cost of sales for the first three quarters of 1996 increased $9.8 million over the same period in 1995 and, as a percentage of revenues, were 87.3% in 1996 as compared to 85.8% for the same period of 1995.

         Food and supplies increased for the third quarter of 1996, as a percentage of total revenues, to 40.6% compared to 40.2% in the same period last year, principally due to higher commodity costs for chicken, pork, shrimp and eggs. Food and supplies as a percentage of sales at the restaurant level were essentially unchanged for the third quarter of 1996 and 1995, as increased commodity costs were offset by a menu price increase, increased attention to loss control, and minimization of waste. Management believes that it has been able to offset these cost increases through menu price increases, however, continued upward pressure on commodity prices could adversely affect food costs over the remainder of 1996. Food and supplies for the first three quarters of 1996, as a percentage of revenues, have declined by 0.2% to 40.8% when compared to the same period last year. This decrease is primarily the result of the $4.8 million decline in commissary sales, which have a much higher food cost as a percentage of revenue when compared with restaurant revenues.

         Restaurant labor increased as a percentage of revenues by 0.4% to 24.6% for the third quarter and 1.2% to 24.7% for the first three quarters of 1996 as compared to the same periods last year. The increase is a result of higher labor cost at the restaurant level and a decline in commissary sales (which have no restaurant labor in cost of sales).

         Operating expenses as a percentage of revenues increased 0.3% to 21.4% for the third quarter of 1996 as compared to the same period in the prior year and increased 0.5% to 21.8% for the first three quarters of 1996 as compared to the same periods in the prior year, principally due to the decline in revenues. General and administrative expenses increased $1.4 million and $4.8 million in the third quarter and first three quarters of 1996, respectively. General and administrative expenses as a percentage of revenues increased from 5.5% in the third quarter of 1995 to 6.0% in the third quarter of 1996 and increased from 5.8% in the first three quarters of 1995 to 6.4% for the first three quarters of 1996.





                                      (16)

These increased costs resulted principally from higher salary, compensation and relocation costs related to recruiting new management personnel and severance costs for displaced employees, increased travel costs and higher legal and professional fees incurred in 1996 as compared with the same periods last year. These increased costs were partially offset by expense reductions in 1996 resulting from consulting costs associated with the Company's restructuring of approximately $2.2 million incurred in the first half of 1995 with no comparable expense in 1996. Restructuring charges of $1.7 million in the first three quarters 1995 were principally related to severance costs associated with the Company's 1995 reorganization.

         Interest expense declined by approximately $0.8 million for the third quarter of 1996 and declined by $3.4 million for the first three quarters of 1996 as compared to the same periods in the prior year, principally as a result of reduced levels of outstanding debt from the application of the divestiture proceeds.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from continuing operations decreased $33.0 million to $46.0 million for the first three quarters of 1996 compared to $79.1 million for the first three quarters of 1995. This decrease was due primarily to a significant decrease in operating assets and liabilities and a $7.7 million reduction in net income, after adjustments for the results of discontinued operations and the gain on disposal of discontinued operations. The decrease in operating assets and liabilities was principally caused by an increase in inventory levels and prepaid expenses coupled with a significant decline in the amount of federal income taxes payable, which were partially offset by higher levels of accrued expenses. The decline in net income is principally the result of significantly lower profits from the Company's Shoney's Restaurants coupled with slightly lower profits from the Company's other restaurant concepts, commissary operation, and franchising activities.

         Cash used by investing activities in the first three quarters of 1996 was $5.7 million as compared with cash used by investing activities of $44.4 million for the same period in 1995. Cash required for the acquisition of property, plant and equipment and other assets (principally intangibles associated with acquired franchised units) increased by $14.6 million in 1996 as compared with 1995, but was more than offset by $51.3 million in proceeds from the sale of discontinued operations during 1996 with no comparable source of cash in the same period of 1995.

         Significant financing activities in the first three quarters of 1996 included repayment of $50 million on the Company's Reducing Revolving Credit Facility ("Revolver") from the proceeds of the sale of Mike Rose Foods, $12.9 million of which represents a mandatory reduction in availability pursuant to the terms of the credit agreement, net borrowings of $8.3 million on the Company's short-term lines of credit, and borrowing of $27 million under the Revolver to fund commitments for capital expenditures, franchise acquisitions, and other operating cash flow requirements. The Company also paid $17.5 million during the first three quarters of 1996 under the terms of the litigation settlement. (See Note 7 to the consolidated condensed financial statements included in Part I of this form 10-Q.)

         In addition, during the second quarter of 1996, the Company obtained a senior secured Bridge Loan for up to $100 million from a bank ("Bridge Loan"). The purpose of the Bridge Loan is to provide working capital and a source of financing for the Company's acquisition of substantially all of the assets of TPI Enterprises, Inc. ("Enterprises"), the Company's largest franchisee of its Shoney's and Captain D's restaurant concepts. Concurrent with the execution of the Bridge Loan, the Company borrowed $20 million under the Bridge Loan, which was used to reduce the outstanding principal balance under the Company's
Revolver.   At August 4, 1996, an additional $80 million was available under the Bridge Loan





                                      (17)
for use in conjunction with the closing of the acquisition for the purpose of refinancing and/or repaying certain liabilities of Enterprises which will be assumed or satisfied by the Company.

        On September 9, 1996, the Company completed the acquisition of Enterprises and borrowed the additional $80 million available under the Bridge Loan. Approximately $43 million was used to satisfy debts assumed from Enterprises and excess funds were used to reduce the amount outstanding under the Company's revolver ($20 million), to reduce short-term debt ($8 million) and to provide working capital ($9 million).

         The Bridge Loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.5% with one-half percent rate escalations effective 9, 12, and 18 months after the closing of the acquisition. The Bridge Loan is structured to convert into a term loan if not repaid by May 3, 1998 with a final maturity of October 22, 1999. The Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge Loan to convert to a term loan. Management plans to retire the Bridge Loan prior to its maturity and conversion to a term facility and anticipates that it would obtain the funds for the retirement either from a debt or equity offering and/or the sale of assets.
If the Company is unable to raise the additional capital to retire the Bridge Loan prior to its conversion to a term loan, the Company will incur the conversion fee previously discussed.

         At August 4, 1996, the Company had cash and cash equivalents of approximately $6.8 million and unsecured lines of credit totaling $30.0 million under which the Company had borrowings of $17.4 million outstanding. During the last half of fiscal 1995 and the first three quarters of fiscal 1996, the Company's earnings and cash flow from continuing operating activities were less than amounts reported in the same periods of the respective prior years. Following the first quarter of 1996, trends in comparable store sales and operating margins for the Company's Captain D's restaurants have improved significantly. Comparable store sales trends and operation margins for the Company's Shoney's Restaurants were lower than the prior year for the first three quarters of 1996. However, in the last four weeks of the third quarter of 1996, operating margins improved as a result of cost control and a menu price increase. As a result of the weaker than expected sales and profitability, management reduced its capital expenditure program in the last half of 1996 by approximately $4.0 million. Capital expenditures for fiscal 1996 are now expected to be approximately $73.8 million. The reduction in capital expenditures (principally for remodeling of restaurants) is not expected to have a material adverse affect on other trends in revenue growth and profitability.

        In connection with its acquisition of Enterprises, the Company assumed or refinanced certain debts and other obligations of Enterprises or its subsidiaries, totaling approximately $105 million, including approximately $51.6 million of 8.25% subordinated convertible debentures assumed by the Company. Based on historical operating results of the acquired restaurants, management believes that the cash flow from the acquired restaurants will be sufficient to meet the debt service requirements of the additional debt assumed or refinanced by the Company. Savings in general and administrative costs and commissary overhead from combining the two companies are expected to generate an additional $10 to $15 million of cash flow and should further enhance available cash for debt service. In the longer term, management believes that the Company will retire the additional debt incurred as a result of the acquisition by the sale of assets and/or an additional debt or equity offering.




                                      (18)

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Item 3 of Amendment No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 1995 and Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q, filed with the Commission on April 3, 1996 and June 25, 1996 are incorporated herein by this reference. See also
Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 9 - 11 of this Quarterly Report on Form 10-Q.

Item 2 - Changes in Securities

         Following the receipt of shareholder approval at the special meeting of shareholders of the Company held August 21, 1996, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 shares to 200,000,000 shares. The charter amendment did not otherwise affect the rights of holders of the Company's common stock.

         In conjunction with the Company's acquisition of substantially all of the assets of TPI Enterprises, Inc. ("Enterprises") on September 9, 1996, the Company assumed by Supplemental Indenture the 8.25% Convertible Subordinated Debentures due 2002 issued by Enterprises, with an outstanding principal balance of $51,563,000. The Indenture governing those debentures, as supplemented, prohibits the Company's payment of dividends on its common stock or its repurchase or acquisition for value of the Company's common stock while such debentures are outstanding. See Note 6 to the financial statements included in Item 1 of Part I of this report for restrictions on dividends and distributions on common stock under the Company's senior debt.

Item 4.  Submission of Matters to a Vote of Security-Holders

         (a). A Special Meeting of the Shareholders of Shoney's, Inc. was held on August 21, 1996. At that time, there were present, in person or by proxy, 30,487,620 shares of the Company's common stock.

         (b). At the Special Meeting, three items were submitted to a vote of shareholders. The matters submitted to a vote of shareholders were as follows:

         1. The Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement, dated as of March 15, 1996, as amended by and among the Company, TPI Restaurants Acquisition Corporation, a wholly-owned subsidiary of the Company, and TPI Enterprises, Inc., providing for the Company's acquisition of substantially all of the assets of Enterprises in exchange for the issuance by the Company of shares and associated rights, stock options, warrants and rights to purchase shares and associated rights, of the Company's common stock and the assumption of certain liabilities, contracts and other obligations of Enterprises (the "Reorganization");

         2. A proposed amendment to Shoney's charter increasing the authorized shares of Shoney's common stock, par value $1.00 per share, from 100 million to 200 million shares; and

         3. Proposed amendments to the Shoney's, Inc. 1981 Stock Option Plan, as described in an accompanying Joint Proxy Statement / Prospectus.



                                      (19)

         (c). The results of voting for the three proposals at the Special Meeting, the only matters voted upon, were as follows:

                                                                                                               Broker
                                                     For            Against                  Withheld         Non-Votes
                                                 ----------        ---------                ---------         ---------

1.       Plan of Tax-Free Reorganization         24,946,279          919,195                  112,716         4,509,430

2.       Amendments to Charter                   22,412,354        7,964,857                  110,380                29

3.       Amendments to Option Plan               23,297,676        6,445,920                  744,024




Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

          2 Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement, dated March 15, 1996, filed as Exhibit 2 to the Company's current report on Form 8-K filed with the Commission on March 20, 1996, and incorporated herein by this reference, as amended by Amendment No. 1, dated June 14, 1996, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 12, 1996, and incorporated herein by this reference, and Amendment No. 2, dated July 18, 1996, and Amendment No. 3, dated August 21, 1996, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 1996, and incorporated herein by this reference.

     3(i), 4.1          Charter of Shoney's, Inc., as amended, filed as Exhibit
                        4.1 to the Company's Registration Statement on Form S-8
                        (File No. 333-11715) filed with the Commission effective September 11, 1996, and incorporated herein by this reference.

     3(ii), 4.2         Amended and Restated Bylaws of Shoney's, Inc., filed as
                        Exhibits 3(ii) and 4.2 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended February 18, 1996 and incorporated herein by this reference.





                                      (20)

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

         4.5            Amendment No. 2 dated as of June 14, 1996 to Amended and Restated Rights
                        Agreement, dated as of May 25, 1994, between Shoney's, Inc. (the
                        "Company") and Harris Trust and Savings Bank, as Rights Agent, filed as
                        Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended May 12, 1996, filed with the Commission on June 25, 1996, and incorporated herein by this reference.

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





                                      (21)

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





                                      (22)

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

         4.14           Modification Agreement No. 3 dated as of August 21, 1996 to Reimbursement
                        Agreement dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A.
                        (formerly Sovran Bank / Central South) Long Term Credit Bank of Japan,
                        Limited, New York Branch, Kredeitbank, N.V., New York Branch and
                        Nationsbank of Tennessee, N.A., as Agent.

         4.15           Note Issuance Agreement, dated as of October 1, 1990, among the Company,
                        Sovran Bank, N.A., as Note Agent and Placement Agent and Sovran Bank /
                        Central South, as Escrow Agent, filed as Exhibit 19.7 and 28.5 to the
                        Company's Current Report on Form 8-K filed with the Commission on
                        December 3, 1991, and incorporated herein by this reference.

         4.16           Reimbursement Agreement, dated as of October 1, 1990, together with the
                        Standby Note relating thereto, between the Company and Sovran Bank /
                        Central South, filed as Exhibit 19.8 and 28.6 to the Company's Current
                        Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

         4.17           Modification Agreement No. 1 dated as of July 21, 1993 to Reimbursement
                        Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and Sovran Bank / Central South, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for
                        the quarter ended August 1, 1993 filed with the Commission on September
                        15, 1993, and incorporated herein by this reference.





                                      (23)

         4.18           Modification Agreement No. 2 dated as of April 1, 1994 to Reimbursement
                        Agreement, dated as of October 1, 1990, together with the Standby Note relating thereto, between the Company and NationsBank of Tennessee, N.A.
                        (formerly Sovran Bank / Central South), filed as Exhibit 4.34 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended October
                        30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

         4.19           Amended and Restated Note Issuance Agreement, dated as of November 1,
                        1993, among the Company, NationsBank of Virginia, N.A., as Note Agent and
                        Placement Agent and NationsBank of Tennessee, as Escrow Agent, filed as
                        Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31,
                        1994, and incorporated herein by this reference.

         4.20           Reimbursement Agreement, dated as of October 1, 1991, together with the
                        Standby Note relating thereto, between the Company and National Bank of
                        Canada, New York Branch, filed as Exhibit 28.10 to the Company's Current
                        Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

         4.21           Assignment, Assumption and Modification Agreement dated as of November 4,
                        1993 relating to Reimbursement Agreement, dated as of October 1, 1991, among the Company, NationsBank of Georgia, N.A. and National Bank of
                        Canada, New York Branch, filed as Exhibit 4.38 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

         4.22           Loan Agreement dated as of September 24, 1992 between the Company and
                        CIBC, Inc., filed as Exhibit 4.43 and 10.36 to Post Effective Amendment
                        No. 5 to the Company's Registration Statement on Form S-8 (File No.
                        2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.





                                      (24)

         4.23           Modification Agreement No. 1 dated as of October 25, 1992 to Loan
                        Agreement dated as of September 24, 1992 between the Company and CIBC,
                        Inc., filed as Exhibit 4.44 and 10.37 to Post Effective Amendment No. 5
                        to the Company's Registration Statement on Form S-8 (File No. 2-64257)
                        filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         4.24           Modification Agreement No. 2 dated as of July 21, 1993 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC, Inc., filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended August 1, 1993 filed with the Commission on September 15,
                        1993, and incorporated herein by this reference.

         4.25           Loan Agreement dated as of April 21, 1993 between the Company and
                        NationsBank of Tennessee, N.A., filed as Exhibit 4 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended May 9, 1993 filed with the Commission on June 23, 1993, and incorporated herein by this reference.

         4.26           Modification Agreement No. 1 dated as of July 21, 1993 to Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of
                        Tennessee, N.A., filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the
                        Commission on September 15, 1993, and incorporated herein by this reference.

         4.27           Loan Agreement dated as of December 1, 1994 between the Company and
                        NationsBank of Tennessee, N.A., filed as Exhibit 4.43 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

         4.28           U.S. $270,000,000 Amended and Restated Reducing Revolving Credit
                        Agreement, dated as of July 21, 1993, as amended and restated as of May
                        3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of
                        Commerce acting through its New York





                                      (25)

                        Agency, as the Agent for the Lenders, filed as Exhibit 4.2 to the Company's  Current Report on Form 8-K filed with the
                        Commission on May 15, 1996, and incorporated herein by this reference.

         4.29           U.S. $100,000,000 Bridge Loan Credit Agreement,
                        dated as of May 3, 1996, among Shoney's, Inc., as the
                        Borrower, Canadian Imperial Bank of Commerce, and
                        various other financial institutions now or hereafter
                        parties hereto, as the Lenders, and Canadian Imperial
                        Bank of Commerce acting through its New York Agency, as
                        the Agent for the Lenders, filed as Exhibit 4.1 to the
                        Company's Current Report on Form 8-K filed with the
                        Commission on May 15, 1996, and incorporated herein by this reference.

         4.30           Indenture, dated as of July 15, 1992, among TPI
                        Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, and NationsBank of Tennessee (now The Bank of New York, as successor trustee), as trustee, relating to 8.25%
                        Convertible Subordinated Debentures due 2002, filed as
                        Exhibit 10 (a) of the Current Report on Form 8-K of TPI
                        Restaurants, Inc. dated July 29, 1992 (Commission File
                        No. 0-12312) and incorporated herein by this reference.

         4.31           First Supplemental Indenture, dated as of
                        September 9, 1996, among TPI Enterprises, Inc., TPI
                        Restaurants, Inc., as Guarantor, The Bank of New York, as trustee, and Shoney's, Inc., relating to 8.25%
                        Convertible Subordinated Debentures due 2002, filed as
                        Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 1996, and incorporated herein by this reference.

         10.1 License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and Shoney's Lodging,
                        Inc., filed as Exhibit 28.7 to the Company's Current
                        Report on Form 8-K filed with the Commission on December
                        3, 1991, and incorporated herein by this reference.

         10.2 Amendment No. 1 dated as of September 16, 1992 to License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge
                        Franchise Systems, Inc. (formerly Shoney's Lodging,
                        Inc.), filed as Exhibit 10.2 to the Company's Annual
                        Report on Form 10-K for the fiscal




                                     (26)

                        year ended October 31, 1993 filed with the Commission on
                        January 31, 1994, and incorporated herein by this reference.

         10.3           Amendment No. 2 dated as of March 18, 1994 to
                        License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge
                        Franchise Systems, Inc., filed as Exhibit 10.3 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June
                        28, 1995, and incorporated herein by this reference.

         10.4           Amendment No. 3 dated as of March 13, 1995 to
                        License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge
                        Franchise Systems, Inc., filed as Exhibit 10.4 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June
                        28, 1995, and incorporated herein by this reference.

         10.5           Amendment No. 4 dated as of June 26, 1996 to
                        License Agreement, dated as of October 25, 1991,
                        between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc.

         10.6           Stock Purchase and Warrant Agreement, dated as
                        of October 25, 1991, between Shoney's Investments, Inc.
                        and Gulf Coast Development, Inc., filed as Exhibit 28.8
                        to the Company's Current Report on Form 8-K filed with
                        the Commission on December 3, 1991, and incorporated herein by this reference.

         10.7 Agreement dated as of September 15, 1992 between the Company and Raymond L. Danner, filed as
                        Exhibit 10.41 to Post Effective Amendment No. 5 to the
                        Company's Registration Statement on Form S-8 (File No.
                        2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.8           Consent Decree entered by the United States
                        District Court for the Northern District of Florida on
                        January 25, 1993 in Haynes, et. al v. Shoney's, Inc.,
                        et. al, filed as Exhibit 28 to the Company's Current
                        Report on Form 8-K filed with the Commission on
                        February 3, 1993, and incorporated herein by this reference.

         10.9           Shoney's, Inc. 1981 Stock Option Plan, as amended through May 1, 1996.





                                      (27)

         10.10          Shoney's, Inc. Stock Option Plan, filed as Exhibit 4.7 to Post Effective
                        Amendment No. 4 to the Company's Registration Statement on Form S-8 (File
                        No. 2-64257) filed with the Commission on April 11, 1990, and incorporated herein by this reference.

         10.11          Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.7 to Post
                        Effective Amendment No. 4 to the Company's Registration Statement on Form
                        S-8 (File No. 33-605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

         10.12          Shoney's, Inc. Employee Stock Purchase Plan, as amended through May 1,
                        1991, filed as Exhibit 10.11 to the Company's Quarterly Report on Form
                        10-Q for the quarter ended May 12, 1996, as filed with the Commission on
                        June 25, 1996, and incorporated herein by this reference.

         10.13          Shoney's, Inc. Employee Stock Bonus Plan, filed as Exhibit 10.9 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended October
                        31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

         10.14          Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit 4.38 to the
                        Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.


         10.15          Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post Effective
                        Amendment No. 5 to the Company's Registration Statement on Form S-8 (File
                        No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.16          Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective
                        Amendment No. 5 to the Company's Registration Statement on Form S-8 (File
                        No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.17          Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49 to Post
                        Effective Amendment No. 5 to the Company's Registration Statement on Form
                        S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by  this reference.





                                      (28)

         10.18          Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit
                        10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 28, 1996, and incorporated herein by this reference, as amended by Amendment No. 1 to the Shoney's, Inc. Supplemental Executive Retirement Plan, filed as
                        Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended February 18, 1996 and incorporated herein by this reference.

         10.19          Employment Agreement dated as of January 13, 1995 between the Company and
                        Taylor H. Henry, filed as Exhibit 10.15 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended October 30, 1994 filed with the
                        Commission on January 30, 1995, and incorporated herein by this reference.

         10.20          Employment Agreement dated as of January 17, 1995 between the Company and
                        Charles E. Porter, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the
                        Commission on January 30, 1995, and incorporated herein by this reference.

         10.21          Employment Agreement dated as of June 17, 1996, between the Company and
                        W. Craig Barber, filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 12, 1996, filed with the
                        Commission on June 25, 1996, and incorporated herein by this reference.

         10.22          Employment Agreement dated as of April 11, 1995, between the Company and
                        C. Stephen Lynn, filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference, as amended by Amendment No. 1, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the
                        Commission on January 28, 1996, and incorporated herein by this reference.

         11             Statement regarding computation of per share earnings.

         27             Financial Data Schedule. (for SEC use only)





                                      (29)

         (b)            On May 15, 1996, the Company filed a report on Form 8-K to report under
                        Item 5 of that form that the Company had  obtained a senior secured bridge loan in the aggregate principal amount of up to $100 million to provide working capital and a source of financing for the pending transaction with TPI, and, concurrently therewith, had amended the reducing revolving credit facility of the Company.

                        On September 11, 1996, the Company filed a report on Form 8-K to report under Item 2,  that effective September 9, 1996, the Company had acquired substantially all of the assets of TPI Enterprises, Inc. ("Enterprises")
                        pursuant to that certain Plan of Tax-Free Reorganization Under Section
                        368(a)(1)(C) of the Internal Revenue Code and Agreement, dated as of
                        March 15, 1996, as amended by Amendments No. 1, 2, and 3 by and among the
                        Company, TPI Restaurants Acquisition Corporation, a wholly owned subsidiary of the Company, and Enterprises, and under Item 7 of that form, that financial statements of Enterprises and pro forma financial information had been previously filed.





                                      (30)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date: September 17, 1996                By:  /s/ W. Craig Barber
                                             ----------------------------------
                                             W. Craig Barber
                                                Senior Executive Vice President
                                                  And Chief Financial Officer
                                                  (Principal Financial and Chief
                                                  Accounting Officer)





                                      (31)