Form 10-K405
period 1996-10-27
SHONEYS INC
filed 1997-01-27
CIK 89902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   FOR THE FISCAL YEAR ENDED OCTOBER 27, 1996

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 0-4377

                               SHONEY'S, INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TENNESSEE                                  62-0799798
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     1727 ELM HILL PIKE, NASHVILLE, TN                         37210
(Address of principal executive offices)                     (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615)  391-5201

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                        ON WHICH REGISTERED
        -------------------                        ---------------------
     Common Stock, par value $1 per share          New York Stock Exchange
     Common Stock Purchase Rights                  New York Stock Exchange
     Liquid Yield Option Notes, Due 2004           New York Stock Exchange
     8.25% Subordinated Convertible
       Debentures, Due 2002                        NASDAQ

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

         As of January 23, 1997, there were 47,699,057 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $363,705,310.

         As of January 23, 1997, there were 48,531,075 shares of Shoney's, Inc., $1 par value common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                   DOCUMENT                    INCORPORATED INTO

         Portions of the Definitive Proxy Statement
         for Annual Meeting of Shareholders on March 26,
         1997, to be filed with the Securities and
         Exchange Commission (the "Commission") within
         120 days after the fiscal year ended October 27,
         1996 (hereinafter the "1997 Proxy Statement")               Part III

================================================================================

                                     PART I

ITEM 1. BUSINESS.

         (a)     General development of business.

         Shoney's, Inc. (the "Company") operates and franchises a chain of 1,476 restaurants in 34 states. The Company is a diversified food service chain that consists of three restaurant divisions: Shoney's, Captain D's and a Casual Dining Group. Based on U.S. system wide food service sales, Shoney's, Inc. is the 18th largest chain restaurant operator(1). The Company's principal restaurant concepts include Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's, which are quick-service restaurants specializing in seafood. The Company also operates three casual dining restaurant concepts including the Fifth Quarter - a special occasion steakhouse, BarbWire's Steakhouse - a country & western themed steakhouse, and Pargo's - a contemporary casual dining restaurant featuring a wide variety of fresh, made-from-scratch dishes. The Company operates a commissary business which includes five distribution centers that support Company and franchised restaurant operations by providing most of the necessary food and supplies. The commissary operations also have a manufacturing operation for meat products. During 1996, the Company discontinued its bakery and coleslaw manufacturing operations and began purchasing those products from outside suppliers. The Company's fiscal year ends on the last Sunday in October. Fiscal years 1996, 1995 and 1994 each included 52 weeks. All references are to fiscal years unless otherwise noted.

         Acquisition - Effective September 9, 1996, the Company acquired substantially all of the assets of TPI Enterprises, Inc. ("TPI"), a franchisee of the Company's Shoney's and Captain D's restaurant concepts, in exchange for stock and the assumption of various liabilities of the acquired companies. The acquisition included the assets of TPI Restaurants, Inc. ("TPIR"), which principally consisted of 176 Shoney's Restaurants and 67 Captain D's restaurants. Forty-six (46) of the acquired Shoney's Restaurants were identified as "under-performing" units to be closed. The Company has closed 22 units and intends to close the remaining 24 units in 1997. The acquisition was accounted for using the purchase method of accounting.

         Reorganization. In January 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the divestiture of certain non-core lines of business including Lee's Famous Recipe, a chain of over 200 quick-service restaurants specializing in chicken, and Mike Rose Foods, Inc. ("MRF"), a manufacturer of dressings, sauces, condiments and various dry-blend products for the food service industry. The sale of Lee's Famous Recipe was completed in September 1995 and the sale of Mike Rose Foods, Inc. was completed in November 1995.

         These discontinued lines of business had net property, plant and equipment of $10.6 million at October 29, 1995, revenues of $2.6 million, $86.7 million and $93.7 million for 1996, 1995 and 1994, respectively, and earnings before interest and taxes of $.6 million, $13.1 million and $16.5 million for 1996, 1995 and 1994, respectively. In 1995, these discontinued lines of business represented





----------------------------------

   (1) Based on the 1996 annual survey of the top 100 restaurant chains published by Nation's Restaurant News (April 29, 1996).

approximately 2.5% of net property, plant and equipment, 7.6% of consolidated revenues and 18.2% of consolidated earnings before interest and taxes. Certain onetime charges associated with the reorganization and divestitures were accrued as they were incurred. The sale of Lee's Famous Recipe resulted in a gain of approximately $5.5 million, net of tax, in 1995. The sale of Mike Rose Foods, Inc. resulted in a gain of approximately $22.1 million, net of tax, in 1996.


SHONEY'S RESTAURANTS

         Concept. Shoney's Restaurants are full-service, family dining restaurants that generally are open 18 hours each day and serve breakfast, lunch and dinner. Shoney's Restaurants' menu is diversified to appeal to a broad spectrum of customer tastes and includes traditional items such as hamburgers, sandwiches, chicken, seafood, home-style entrees and vegetables, a variety of pasta and stir-fry dishes, steaks and desserts. Shoney's also offers its signature features of the soup, salad and fruit bar and the all-you-care-to-eat breakfast bar. Shoney's Restaurants generally have between 120 and 180 seats and employ 65 people, including management personnel.

         In addition to its regular menu, Shoney's Restaurants often feature promotional menu items offering special entrees for a limited time. These promotional menu items are used to promote new guest trials and generate greater dining frequency from existing guests. Promotions also serve as a vehicle to test new items that, if popular, may be added to the regular menu. The Company, in conjunction with its franchisees, is continually modifying the menu to adapt to new food trends, shifts in consumer demands and changes made to keep the menu appealing to its guests.

         Shoney's seeks to differentiate itself from competing restaurants by offering excellent food and service, warm hospitality and a good value to its customers. Shoney's Restaurants place significant emphasis on the quality of food ingredients, proper preparation methods, attractive food presentation and competitive prices. Buildings are generally brick veneer or dryvit exteriors and usually include exterior awnings along with halide lighting for greater visibility at night. The Company's franchise agreements require that all franchised Shoney's Restaurants conform to express standards of appearance, service, food quality and menu content.

         History. Shoney's Restaurants have been in operation since 1952. There are 844 restaurants in the system, 544 company-owned and 300 franchised restaurants, operating in 34 states as of October 27, 1996. During 1996, the Company opened or acquired 202 restaurants, including the 176 restaurants acquired through the acquisition of TPIR, and closed 14 restaurants resulting in a net increase of 188 company-owned restaurants. Franchisees opened 7 restaurants, closed 42 restaurants and 191 restaurants were acquired from franchisees resulting in a net decrease of 226 franchised restaurants. Overall, Shoney's Restaurants had a net system wide decrease of 38 restaurants in 1996.

         The Shoney's Restaurant concept accounted for 53% of the Company's revenues in 1996. Sales at company-owned units for 1996 were $580,276,000 compared to $546,669,000 for 1995 and $541,446,000 for 1994. Earnings before interest and taxes for 1996 were $15,127,000 compared with $25,532,000 in 1995 and $50,906,000 in 1994. Comparable restaurant sales for 1996 decreased .9%, including a menu price increase of 2.7%. The average sales volume of company-owned units open all year in 1996 was $1,498,000 compared with $1,525,000 in 1995 and $1,548,000 in 1994.

         During fiscal 1996, the Company continued its capital expenditure program to update and remodel its Shoney's Restaurants which began in 1993. Overall capital expenditures in 1996 for Shoney's Restaurants were $47,558,000, with $12,003,000 spent for the remodeling of 87 units, compared to an overall capital expenditure of $28,305,000 in 1995, with $12,499,000 spent for the remodeling of 107 units. Management believes that the remedial remodeling program for its company-owned Shoney's Restaurants was essentially complete at the end of 1996. The remodeling program is now moving into a maintenance phase for the Company's Shoney's Restaurants (excluding the restaurants acquired from TPI during 1996). The Company has budgeted approximately $15 million ($10 million in 1997 and $5 million in 1998) to remodel the Shoney's Restaurants it acquired from TPI. This remodeling program will bring the acquired units more in line with Company standards for decor and appearance.

         The Company's marketing strategies continue to focus on advertising designed to increase both guest frequency and new guest trial. During 1996, the Company began its association with television and film star Andy Griffith who serves as the celebrity spokesperson for Shoney's Restaurants in television, radio, and in-store media. The theme of the advertising will utilize Andy Griffith's unique talents to articulate Shoney's Restaurants' value-added points of difference. It will focus on the quality and competitive value of Shoney's "Classic American Food" at breakfast, lunch and dinner as compared to its specific day part competitors. The Company also plans new product development in 1996 to include enhancements to its breakfast bar, new dinner entrees featuring steak, pasta and seafood, new lunch sandwiches, home-style meals and new dessert offerings.


CAPTAIN D'S

         Concept. Captain D's are quick-service seafood restaurants which offer in-store or drive-thru service and are generally open every day from 11 a.m. until 11 p.m, serving lunch and dinner. The typical Captain D's has 90 seats and employs 20 people, including management personnel.

         Captain D's menu includes fried, broiled and baked fish, a variety of chicken and shrimp dishes, fried clams, stuffed crab, seafood and tossed salads, baked potatoes, french fries, hush puppies, green beans, coleslaw, fried okra and a selection of desserts. Captain D's also offer a variety of non-seafood items to broaden the menu's appeal. Captain D's is constantly striving to develop appealing new menu items and improve the quality of existing items.

         Through an aggressive worldwide purchasing operation conducted by the Company, Captain D's is continually diversifying its menu by promoting and offering a wide variety of seafood and fish species. The Company's commissary operation purchases bulk quantities of fish and seafood for distribution to company-owned units and to Captain D's franchisees who elect to purchase their food from the Company. This combined buying power permits the Company to obtain favorable pricing and sources of supply for fish and seafood, which are limited in worldwide supply.

         The Company's operational strategy for Captain D's is to increase comparable restaurant sales through the continued introduction and promotion of distinctive, high quality menu items, emphasis on fast and reliable service, and maintaining a strong commitment to high food quality at an affordable price.

         History. Captain D's began operation in 1969 when the Company opened the first unit in Nashville, Tennessee. There are 598 Captain D's restaurants in 22 states, including 379 company-owned and 219 franchised units as of October 27, 1996. Management believes that Captain D's has the highest average sales volume ($797,000) of any major quick-service seafood chain. This year's average sales volume represents a record high for company-owned Captain D's.

         The Captain D's concept accounted for 23% of the Company's revenues in 1996. Sales at company-owned units for 1996 were $254,493,000 compared to $246,479,000 for 1995 and $244,535,000 for 1994. Earnings before interest and taxes for 1996 were $20,569,000 compared with $19,459,000 in 1995 and
$20,384,000 in 1994. Comparable restaurant sales for 1996 increased 4%, including a 0.9% menu price increase. The average sales volume of company-owned Captain D's open all year was $797,000 in 1996 compared with $767,500 in 1995 and $736,000 in 1994.

         Captain D's performance in 1996 continued the very strong financial performances of 1994 and 1995. Captain D's overall operational strategy, which is based on extensive customer research, was designed to increase market share and comparable restaurant sales. It includes a new advertising campaign, a remodeling program to an enhanced nautical appearance with a new "Seaberry" exterior color, completion of the roll-out of re-designed, graphics-oriented drive-thru menus (which have improved sales and reduced drive-thru wait times) and the continual introduction of a variety of new products and seasonal promotions.

         During 1996, Captain D's introduced the "Fishmarket Menu" in selected units within the system. The Fishmarket Menu features a variety of upscale seafood entrees (e.g., Broiled Salmon, Orange Roughy, Fried Oysters, Scallops) which are offered Thursday through Saturday of each week. These entrees are changed seasonally, include salad, bread, baked potato and vegetable, and are priced from $4.99 to $9.99, which is well above the concept's $4.35 average guest check. The Fishmarket Menu adds broader appeal to customers seeking a higher quality fish or seafood meal. This program has been successful in test markets in increasing sales and raising check averages. The Company plans to expand the Fishmarket Menu in its Captain D's over the next 12 months.

         During 1996, Captain D's remodeled 28 company-owned units. Remodeled units include more windows, enhanced interior and exterior lighting, brighter colors, neon signs, self-serve drinks and improved menu boards. Additional landscaping and new, more visible signage have improved the exterior appearance and street appeal of the restaurants.


CASUAL DINING CONCEPTS

         In January 1995, the Company announced a reorganization which included a plan to divest certain non-core businesses, including Mike Rose Foods, Inc., Lee's Famous Recipe Chicken, Pargo's and Fifth Quarter restaurants. In July 1995, the Company announced that it had decided to retain the Pargo's and Fifth Quarter restaurant concepts and to combine them with the Company's BarbWire's Steakhouses to form a 32-unit Casual Dining Group. Management believes that the 1995 results of operations of Pargo's and Fifth Quarter restaurants were negatively affected by the uncertainties created by initial plans for the divestiture of the concepts. During 1996, the Casual Dining Group replaced the majority of its senior management personnel, including many unit level general managers. Programs were begun to update the concepts' menus, food presentation, decor, hospitality and service standards. In addition, incentive compensation programs for operations personnel were redesigned. The Company's casual dining concepts had declining comparable restaurant sales and profitability throughout 1996 as increased competition and the effects of the aforementioned changes negatively impacted restaurant-level performance. Management believes that the new programs, when fully implemented in 1997, should enhance sales and profitability of the casual dining concepts. Management will continue to evaluate the performance and future growth prospects for its Casual Dining Group as these changes are implemented. If the performance and future competitive outlook for these businesses does not improve during 1997, management will consider other strategic alternatives for these businesses (including their potential sale).


PARGO'S

         Concept. Pargo's are mid-scale, casual dining restaurants that serve fresh, made-from-scratch entrees designed to cater to a diverse range of customer tastes. Pargo's goal is to become the "favorite neighborhood restaurant" in each of its markets. Management training and development efforts are focused on achieving a "customer centered" operational approach at each unit.

         Pargo's menu includes a variety of appetizers, beef, seafood and chicken entrees, specialty burgers and sandwich platters, pasta dishes, daily homemade soups, garden fresh salads, and fresh breads. The menu also features a number of "Heart Healthy" offerings to better serve customers who are interested in lower fat and lower cholesterol entrees. Pargo's provides a warm environment for families by offering balloons, coloring books and crayons for children, and a special children's menu with value pricing. Pargo's menu includes daily specials, a daily "fresh catch" entree, and periodic promotional food events. In January of 1997, Pargo's will begin testing a new menu in its Brentwood, Tennessee restaurant. The test menu includes a variety of new entrees, sandwiches and salads and is intended to strengthen the concept's competitive positioning and increase comparable restaurant sales. If the new menu test produces the anticipated improvement in sales and profitability, the Company will likely implement the menu at additional Pargo's locations during 1997.

         History. Pargo's was founded in 1983 and acquired by the Company in March 1986. There are 19 Pargo's in 7 states. During 1996, the Company acquired the only two franchised Pargo's restaurants. Four new units opened in 1995 in York, Pennsylvania; Raleigh, North Carolina; Columbus, Georgia; and Winchester, Virginia.

         Pargo's sales for 1996 were $39,665,000 compared to $36,386,000 for 1995 and $29,984,000 for 1994. Earnings before interest and taxes for 1996 were $1,801,000 compared to $1,832,000 in 1995 and $2,530,000 in 1994.
Comparable restaurant sales for 1996 declined 5.2%, including a menu price increase of 0.4%. The average sales volume of company-owned units open all year in 1996 was $2,201,000 compared with $2,345,000 in 1995 and $2,532,000 in
1994.


STEAKHOUSES

         Concept. Steakhouses include eight Fifth Quarter and seven BarbWire's restaurants. Fifth Quarters are special occasion steakhouses and BarbWire's are country & western themed steakhouses. Both concepts operate in the mid-scale steakhouse segment. BarbWire's was introduced in 1993 as a vehicle to convert under-performing Shoney's Restaurants to a new casual dining concept. Both steakhouse concepts are open 12 hours daily, seven days a week, and serve lunch and dinner.

         BarbWire's offers a variety of mesquite grilled USDA choice steaks which are hand cut in the restaurant, mesquite grilled chicken, seafood, burgers, soup, salads, baked potatoes, home-style french fries and homemade desserts. Children have a special menu with a beverage and ice cream included with each entree.

         The Fifth Quarter's menu includes a wide range of USDA choice steaks and chops, a variety of chicken and seafood entrees, and its signature slow-cooked prime rib. Fifth Quarter's also offer burgers, sandwiches, soups, a host of appetizers and side items, an extensive salad bar, and a full selection of desserts.

         History. BarbWire's was founded in 1993 when the first unit opened in Nashville, Tennessee as a conversion of an existing Shoney's Restaurant. Six of the seven BarbWire's units are conversions of company-owned Shoney's Restaurants and one unit was a conversion of another restaurant purchased by the Company. The BarbWire's conversions initially have generally doubled the sales volumes of the converted Shoney's Restaurants with an average incremental remodeling investment of approximately $800,000. Additionally, since the units converted were in existing Shoney's markets, sales of nearby Shoney's Restaurants also increased after the conversions.

         During 1996, BarbWire's restaurants sales declined significantly. The average sales volume in 1996 of the six BarbWire's restaurants open the entire year was $1,655,000 as compared with a 1995 average sales volume of $2,030,000. The sales and profitability of the BarbWire's restaurants declined significantly in 1996 due to the decreases in comparable restaurant sales, operational execution difficulties, substantial turnover of the concept's management personnel and a significant increase in the number and quality of competitors in the mid-scale steakhouse category. During 1996, the Company canceled plans to build five additional BarbWire's as management evaluated the concept's long-term competitive performance outlook. In early 1997, management determined that it would not develop additional BarbWire's restaurants and is evaluating strategic alternatives available for the BarbWire's units. These alternatives include possible joint venture arrangements with a competing restaurant concept, the sale of the concept, or other potential uses of the real estate.

         The Fifth Quarter restaurants began operation in 1973 and currently operate eight units. Two under-performing Fifth Quarter restaurants were targeted for closure during the fourth quarter of 1995. One unit closed in that quarter and the other unit was closed early in 1996. Two additional Fifth Quarter restaurants with low average sales volumes are under consideration for closure and sale. No new units have been built since November 1991 and the Company currently has no plans to build additional Fifth Quarter units.

         Fifth Quarter restaurants are generally stucco exteriors with tudor-style architectural elements. Interiors are stucco and brick and generally include memorabilia and photos relevant to each restaurant's marketplace. Fifth Quarter restaurants are positioned as local neighborhood steakhouses and tend to have a well established local clientele. The average sales volume of the eight Fifth Quarters was $2,185,000 in 1996 compared to $2,340,000 in 1995 and $2,209,000 in 1994.

         Sales of Fifth Quarter restaurants were $17,507,000 in 1996 as compared to sales of $21,392,000 in 1995 and $22,094,000 in 1994. Earnings before interest and taxes for the Fifth Quarter restaurants were $1,081,000 in 1996 compared with $1,694,000 in 1995 and $2,182,000 in 1994. Sales for
BarbWire's were $11,281,000 in 1996 as compared to sales of $9,903,000 in 1995 and $3,233,000 in

1994. BarbWire's reported a loss before interest and taxes of $702,000 in 1996, earnings before interest and taxes of $188,000 in 1995 and break-even results in 1994. Comparable restaurant sales for the Fifth Quarter concept in 1996 decreased 6.6%, including a menu price increase of 0.8% while BarbWire's restaurants reported a 14.6% decline in comparable restaurant sales for 1996, including a 1.7% menu price increase.


MANUFACTURING AND COMMISSARY OPERATIONS

         Operations and Strategy. The Manufacturing and Commissary Operations include five distribution facilities and two manufacturing plants. The manufacturing operations included a meat processing facility and a facility that manufactured coleslaw and certain bakery products. During 1996, the Company discontinued its coleslaw and bakery operations and began purchasing these products from outside suppliers. Severance and other costs to exit these businesses were not material to consolidated results of operations. The objective of the Manufacturing and Commissary Operations is to provide company-owned and franchised restaurants with a reliable source of quality food products at the lowest practical cost. The Company utilizes central purchasing of all major food, supply and equipment items for its restaurants to achieve consistent quality and control costs.

         The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon the ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for food and supplies with a variety of vendors generally for terms of one year or less. Such commitments generally include a pricing schedule for the period covered by the agreements.

         The Company has established long-term relationships with key seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. The Company procures seafood and fish from a variety of sources. While the supply and availability of certain seafood species is volatile, the Company believes that it has the ability to identify and access alternative seafood products as well as the ability to adjust menus when needed. The Company has a purchasing contract with Mike Rose Foods for salad dressings and condiments for its company-owned restaurants which is effective until October 2000.

         History. During 1994, the Company made significant investments in its Manufacturing and Commissary Operations. A new distribution facility was constructed in Wichita, Kansas which replaced a Dallas, Texas distribution facility. The meat processing facility was expanded to 60 million pounds of throughput capacity and quick freezing equipment was upgraded.

         As part of the Company's acquisition of the assets of TPI in September 1996, the Company acquired TPIR's two commissary distribution centers located in Memphis, Tennessee and Charlotte, North Carolina. Immediately upon consummation of the acquisition, the Company initiated steps to close these two distribution centers and to shift the distribution functions to the other five Company distribution facilities. The acquired distribution centers ceased operations prior to the end of the Company's 1996 fiscal year. The Company plans to sublease these two distribution facilities and will either utilize the acquired warehouse equipment, trucks and trailers in its remaining five distribution facilities or will dispose of them through sale.

         Commissary Operations instituted a number of changes during 1996. Product markups were standardized, and incentive rebates were offered to franchisees who order substantially all of their food and supplies through the commissary. These initiatives align the commissary's pricing structure more like its food service distribution competitors and are intended to increase the number of franchise customers as well as to encourage existing customers to utilize the commissary as their principal supplier, thereby increasing efficiency and lowering costs to all customers.

         Total revenues for Manufacturing and Commissary Operations, including intercompany sales, were $502,893,000 for 1996 compared to $505,085,000 for 1995 and $524,407,000 for 1994. Revenues for Manufacturing and Commissary Operations, excluding intercompany sales, were $158,813,000 for 1996 compared to $163,687,000 in 1995 and $187,894,000 in 1994. Earnings before interest and taxes for the Commissary and Manufacturing Operations were $10,137,000 in 1996 compared with $11,939,000 in 1995 and $13,089,000 in 1994. Since 1989, the
number of franchised restaurants that are serviced by the Company's distribution centers has expanded from 349 to 486 restaurants.

         (b) Financial information about industry segments. Note 1 of the Notes to Consolidated Financial Statements at pages 32 to 34 of Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

         (c)     Narrative description of business.

                 (i)-(ii)         See (a) above

                 (iii) Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials.

                 (iv) The Company considers the Shoney's, Captain D's, Fifth Quarter, Pargo's and BarbWire's names and designs to be of substantial economic benefit to its business. It accordingly deems very significant to its business the right that it holds to operate and license restaurant operations under these names.

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

                 (xiii) As of October 27, 1996, the Company employed approximately 38,000 persons.


ITEM 2. PROPERTIES.

         The following table sets forth certain information regarding the Company's restaurant and other properties,(2) including those under construction, as of October 27, 1996:

                                                         Number of Properties(3)
                   Use                            Total           Owned            Leased
                   ---                            -----           -----            ------
         Office and Commissaries(4)                  9               7                 2
         Shoney's Restaurants                      544             313               231
         Captain D's Restaurants                   379             244               135
         Pargo's Restaurants                        19              10                 9
         Fifth Quarter Restaurants                   8               4                 4
         BarbWire's Restaurants                      7               6                 1
         Restaurants Under Construction              2               2                 0
                                                   ---             ---               ---
                                                   968             586               382
                                                   ===             ===               ===




----------------------------------

   (2) The Company's 957 restaurant properties in operation as of October 27, 1996 were located in 27 states.

   (3) In addition, the Company owns or leases 89 properties that are in turn leased to others and 70 parcels of land.

   (4) The Company's principal offices and commissary at Nashville, Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. The Company also operates commissaries in Ripley, West Virginia; Macon, Georgia; Atlanta, Georgia and Wichita, Kansas.

Leases

         Most of the leases of the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totaling approximately $10,275,000 in 1996, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes and insurance under most of the leases. Approximately 233 of the leases (54%) expire prior to October 31, 2000; however, approximately 191 of these leases (82% of the 233 leases) provide for renewal options. Notes 7 and 9 of the Notes to Consolidated Financial Statements on pages 40 and 45, respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS.

         J&J Seafood, Inc. et al. v. Shoney's, Inc. - Item 3 of Amendment
No. 1 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 1995, is incorporated herein by this reference. The plaintiff filed a motion to certify the case as a class action on August 7, 1995. The motion was argued May 9, 1996 to the Magistrate Judge. The U.S. District Court Judge accepted the recommendation of the Magistrate Judge and on October 10, 1996 denied the motion for class certification. On December 31, 1996, J&J Seafood, Inc. filed another lawsuit styled J&J Seafood, Inc. v. Shoney's,
Inc. et al. in the Chancery Court of Tennessee in Wilson County. See paragraph 2 of Note 12 to the Notes to Consolidated Financial Statements at page 48 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

         Belcher, et al. v. Shoney's, Inc. - See paragraphs 4 through 8 of Note 12 to the Notes to Consolidated Financial Statements at pages 47 through 49 of this Annual Report on Form 10-K, which are incorporated herein by this reference.

         Other Litigation - The Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) A Special Meeting of the Shareholders of Shoney's, Inc. was held on August 21, 1996. At that time, there were present, in person or by proxy, 30,487,620 shares of the Company's common stock.

         (b) At the Special Meeting, three items were submitted to a vote of shareholders. The matters submitted to a vote of shareholders were as follows:

         1. The Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement, dated as of March 15, 1996, as amended by and among the Company, TPI Restaurants Acquisition Corporation, a wholly-owned subsidiary of the Company, and TPI, providing for the Company's acquisition of substantially all of the assets of TPI in exchange for the issuance by the Company of shares and associated rights and stock options, of the Company's common stock and the assumption of certain liabilities, contracts and other obligations of TPI (the "Reorganization");

         2. A proposed amendment to the Company's charter increasing the authorized shares of Shoney's common stock, par value $1.00 per share, from 100 million to 200 million shares; and

         3. Proposed amendments to the Shoney's, Inc. 1981 Stock Option Plan, as described in an accompanying Joint Proxy Statement / Prospectus.

         (c) The results of voting for the three proposals at the Special Meeting, the only matters voted upon, were as follows:

                                                                                                          Broker
                                                       For             Against           Withheld        Non-Votes
                                                    ----------        ---------          --------        ---------
1.       Plan of Tax-Free Reorganization            24,946,279          919,195           112,716        4,509,430

2.       Amendments to Charter                      22,412,354        7,964,857           110,380               29

3.       Amendments to Option Plan                  23,297,676        6,445,920           744,024


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


      Name                Office                                                                  Age
      ----                ------                                                                  ---
C. Stephen Lynn           Chairman of the Board, Chief Executive Officer and President             49
W. Craig Barber           Senior Executive Vice President
                            Chief Administrative Officer and Chief Financial Officer               41
Robert M. Langford        Senior Executive Vice President and
                            Chief Operating Officer                                                45
Deborah D. Hollis         Executive Vice President - Human Resources                               44
John W. Alderson          Division President - Casual Dining                                       48
Ronald E. Walker          Division President - Captain D's                                         46
James W.  Arnett, Jr.     Senior Vice President - Shoney's Operations                              47
Gregory A. Hayes          Senior Vice President and Controller                                     40
David A. Jordan           Senior Vice President - Business Development                             43
Haney A. Long, Jr.        Senior Vice President - Commissary Operations                            51
Betty Marshall            Senior Vice President - Corporate Communications and
                            Community Relations                                                    46
F.E. McDaniel, Jr.        Senior Vice President, Secretary and Treasurer                           41
Robert A. Speck           Senior Vice President - Strategic Planning                               42

         There is no family relationship among the above or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

         Mr. Lynn was elected as a member of the Board and as the Chairman of the Board and Chief Executive Officer of the Company on April 11, 1995. In January 1996, Mr. Lynn was also named President. Mr. Lynn previously served as Chief Executive Officer and as a Director of Sonic Corp. from November 1983 through April 1995. He also served as Chairman of the Board of Sonic Corp. from April 1986 to April 1995.

         Mr. Barber joined the Company and was elected Assistant Treasurer in July 1983. He was elected Treasurer in August 1988 and served in that position until December 1992, when he was elected Vice President - Finance and Chief Financial Officer. He was elected Senior Executive Vice President and Chief Financial Officer in January 1995. In October 1996, Mr. Barber was given additional responsibilities and elected Chief Administrative Officer.

         Mr. Langford joined the Company in October 1995. In November 1995 the Board elected him to the positions of Executive Vice President, General Counsel and Secretary. In October 1996, Mr. Langford was elected Senior Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Langford had operated six franchised Shoney's Restaurants since 1985 and previously had served as the Company's outside counsel for governmental affairs. From 1991 to February 1996, Mr. Langford served as Chairman of the Board and as a Director of Restaurant Management Services, Inc. and its parent RMS Holdings, Inc. ("RMS"), a franchisee of Shoney's and Captain D's restaurants.

         Ms. Hollis joined the Company in July 1995 and in August 1995, the Board elected her to the position of Executive Vice President - Human Resources. Prior to joining the Company, Ms. Hollis was employed by Hardee's Food Systems, Inc. where she most recently served as Senior Vice President - Human Resources, a position she held since July 1995. Ms. Hollis had previously held various management positions in Hardee's Human Resources Department since 1987.

         Mr. Alderson joined the Company in November 1995 and was elected Division President - Casual Dining at that time. Prior to joining the Company, Mr. Alderson was President of Metromedia Steakhouses Company, a position he held since 1994. From 1991 to 1994, Mr. Alderson had served as the President of Chart House, Inc., a publicly held national restaurant chain.

         Mr. Walker has held various positions since joining the Company in 1980, becoming Director of Franchise Operations for the Captain D's Division in December 1984. He was elected Vice President of Franchise Operations in December 1986 and was named Executive Vice President - Captain D's in January 1995. In March 1996, Mr. Walker was named as President of the Company's Captain D's division.

         Mr. Arnett was named Senior Vice President - Shoney's Operations in January 1997. Mr. Arnett had been employed by TPI Restaurants, Inc., a franchisee of the Company, as Vice President of its Shoney's Restaurant division from July 1995 until September 1996. From October 1990 until January 1995, Mr. Arnett had served as President and Chief Operating Officer and as a Director of the Company.

         Mr. Hayes joined the Company as Director of Financial Analysis in June 1993 and was elected Vice President and Controller of the Company in August 1995. Mr. Hayes was named Senior Vice President and Controller in October 1996. Previously, Mr. Hayes was a senior manager with the accounting firm of Ernst & Young LLP, where he had been employed in the audit and accounting practices of the Nashville, Tennessee; New York, New York; and Cincinnati, Ohio offices from 1978 to 1993.

         Mr. Jordan joined the Company in February 1996 as Vice President of Strategic Planning and was named Senior Vice President for Business Development in October 1996. Mr. Jordan had served as President of Sonic Industries from November 1994 to February 1996 and previously served as Director of National Chain Accounts for Coca-Cola Fountain, a division of The Coca Cola Company, from September 1989 to November 1994.

         Mr. Long joined the Company as Senior Vice President of Purchasing and Distribution in September 1996. Prior to joining the Company, Mr. Long served as Senior Vice President of Purchasing and Distribution for TPI Restaurants, Inc. from November 1989 until September 1996.

         Ms. Marshall joined the Company in March 1990 as Director of Purchasing. She was named Vice President of Corporate and Community Affairs in January 1991. Ms. Marshall was elected to her present position as Senior Vice President of Corporate Communications and Community Relations in October 1996.

         Mr. McDaniel has served in various positions since joining the Company in 1981. He was elected Assistant Secretary in December 1984 and Secretary in August 1988. He was elected to the additional position of Treasurer in December 1992. He was elected a Vice President of the Company in March 1994 and was named Senior Vice President, Secretary and Treasurer in October 1996.

         Mr. Speck joined the Company in December 1995 and was elected Division President - Shoney's Restaurants at that time. On January 15, 1997, Mr. Speck was elected Senior Vice President - Strategic Planning. Prior to joining the Company, Mr. Speck had served as Chief Operating Officer of Grandy's, Inc. since 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market information. The Company's common stock is traded on the New York Stock Exchange under the symbol "SHN." The following table sets forth the high and low trading prices of the Company's common stock as reported by the New York Stock Exchange during each of the fiscal quarters of the prior two fiscal years:

                                                            Stock            Stock
                                         No. of             Market           Market
                                         Weeks               High             Low
                                         ------             ------           ------
                 1996
                 First Quarter             16               11 5/8            7 7/8
                 Second Quarter            12               13 3/8            8 1/8
                 Third Quarter             12               13 3/8            8 3/8
                 Fourth Quarter            12                9 7/8            7 3/8
                                           --
                                           52
                                           ==

                 1995
                 First Quarter             16               15 3/8           11 1/4
                 Second Quarter            12               12 1/2            9 1/8
                 Third Quarter             12               13 1/8           10 1/8
                 Fourth Quarter            12               12 1/2            8 7/8
                                           --
                                           52
                                           ==


         (b) Holders. There were 8,814 shareholders of record as of January 24, 1997.

         (c) Dividends. The Company has not paid a dividend on its common shares since the Company's 1988 recapitalization, at which time, the Company paid a $20 per share special distribution. The Company currently intends to retain all earnings to support the development and growth of the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues (1) require satisfaction of certain financial ratios and tests (which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

ITEM 6.  SELECTED FINANCIAL DATA.

                          FIVE YEAR FINANCIAL SUMMARY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Fiscal year ended October                                 1996         1995         1994          1993 (a)        1992
                                                       ----------   ----------   ----------      ----------     ---------
Revenues                                               $1,099,742   $1,053,332   $1,072,459      $1,051,747     $ 985,201
Costs and expenses
   Cost of sales                                          951,565      922,545      895,893         877,582       818,782
   General and administrative                              68,227       63,905       55,397          54,440        53,622
   Interest expense                                        37,951       39,816       41,237          44,466        51,900
   Litigation settlement                                                             (1,700)                      124,500
   Restructuring expense                                                 7,991
                                                       ----------   ----------   ----------      ----------     ---------
                                                        1,057,743    1,034,257      990,827         976,488     1,048,804
Income (loss) from continuing operations
 before income taxes, extraordinary charge, and
 cumulative effect of change in accounting principle       41,999       19,075       81,632          75,259       (63,603)
Income taxes                                               15,953        7,873       29,314          28,456       (26,268)
                                                       ----------   ----------   ----------      ----------     ---------
Income (loss) from continuing operations before
 extraordinary charge and cumulative effect of
   change in accounting principle                          26,046       11,202       52,318          46,803       (37,335)
Discontinued operations, net of income taxes                  398        8,137       10,277          11,207        10,758
Gain on sale of discontinued operations,
 net of income taxes                                       22,080        5,533
Extraordinary charge on early extinguishment
 of debt                                                                             (1,038)
Cumulative effect of change in accounting for
 income taxes                                                                         4,468
                                                       ----------   ----------   ----------      ----------     ---------
Net income (loss)                                      $   48,524   $   24,872   $   66,025      $   58,010     $ (26,577)(b)
                                                       ==========   ==========   ==========      ==========     =========

Weighted average shares
  outstanding (fully diluted)                              48,266       41,519       46,520          45,644        41,049

Per share data--fully diluted
   Income (loss)  from continuing operations           $      .64   $      .27   $     1.21      $     1.11     $    (.91)
   Net income (loss)                                   $     1.10   $      .60   $     1.51 (c)  $     1.35     $    (.65)(b)

   Dividends                                                   --           --           --              --            --

Total assets                                           $  747,081   $  535,016   $  554,978      $  525,520     $ 467,421
Long-term debt and obligations under
  capital leases                                       $  476,540   $  406,032   $  414,026      $  389,898     $ 460,546
Shareholders' equity (deficit)                         $      528   $ (108,307)  $ (136,764)     $ (209,988)    $(290,497)

Number of restaurants at year-end  (d)
   Company-owned                                              957          698          719             708           695
   Franchised                                                 519          826          874             875           824
                                                       ----------   ----------   ----------      ----------     ---------
   Total restaurants                                        1,476        1,524        1,593           1,583         1,519
                                                       ==========   ==========   ==========      ==========     =========

Notes:   (a)  -  53 week year.
         (b) - Net income before special charge for settlement of lawsuit was $50,663 or $1.14 per share (see Note 11 to the consolidated financial statements).
         (c) - Income before extraordinary charge and cumulative effect of change in accounting principle was $1.43 per share.
         (d)  -  Continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

On September 9, 1996, the Company completed the acquisition of substantially all of the operating assets of TPI, including TPIR, Inc., a franchisee which operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The acquisition was accounted for as a purchase and the 1996 financial statements include the results of operations of the acquired business for only seven weeks. Revenues and earnings before interest and taxes for the seven week period ended October 27, 1996 were $34.7 million and $271,000, respectively, for the restaurants acquired from TPI.

RESULTS OF OPERATIONS
REVENUES
The components of the change in revenues from continuing operations during 1996 and 1995 are summarized as follows:

                                                             1996             1995
                                                            Amount           Amount
                                                          (Millions)       (Millions)
                                                          ----------       ----------
Sales from restaurants opened or acquired                    $65.1           $ 22.2
Higher menu prices                                            16.5              3.7
Sales at prior year prices                                   (39.2)            (6.4)
Equipment and other sales                                     (0.6)            (1.8)
Manufacturing and commissary sales                            (5.0)           (24.2)
Franchise revenues                                             2.7             (1.9)
Other income                                                   6.9            (10.7)
                                                             -----           ------
  Total                                                      $46.4           $(19.1)
                                                             =====           ======

Comparable restaurant sales of all the Company's restaurant concepts increased
 .2% before considering menu price increases of 2.0%, resulting in a real decline in comparable restaurant sales for 1996 of 1.8%. Comparable restaurant sales of all the Company's restaurant concepts declined 2.1% and increased .5% for 1995 and 1994, respectively, resulting in a real decline in comparable restaurant sales of 2.5% for 1995 and 1.2% for 1994 after adjusting for menu price increases. The Company's Shoney's Restaurants have experienced declining comparable restaurant sales since 1993, while the Company's Captain D's restaurants have reported increases in comparable restaurant sales during that same time period.

Shoney's Restaurants accounted for 53% of 1996 revenues, while Captain D's restaurants accounted for 23% of 1996 revenues; therefore, Shoney's
Restaurants' sales performance significantly affects overall Company trends. Comparable restaurant sales for the Company's Shoney's Restaurants declined
0.9% during 1996, including a 2.7% menu price increase. Average sales volume of company-owned Shoney's Restaurants was $1,498,000 in 1996 compared to $1,525,000 and $1,548,000 in 1995 and 1994, respectively. The lower average sales volume in 1996 reflects the decline in comparable restaurant sales and the inclusion of Shoney's Restaurants acquired from TPI which had average sales volumes that were approximately 20% below the company-owned Shoney's Restaurants' average sales volume. Management believes that the declines in comparable restaurant sales at its Shoney's Restaurants are the result of numerous factors including increased competition, and a decline in operational execution that affected food consistency and service standards which led to a decline in customer traffic.

A number of programs have been implemented since 1993 to improve operational performance, regain market share and improve comparable restaurant sales for the Shoney's Restaurants. A remodeling program was begun in late 1993 through which 270 company-owned Shoney's Restaurants had been remodeled by the end of 1996. During 1997, the Company plans to remodel an additional 125 company-owned Shoney's Restaurants, including 65 remodels planned for Shoney's Restaurants acquired from TPI during 1996. Management believes the restaurant remodeling program is an important element in its overall concept improvement program which is necessary to protect Shoney's Restaurants' market share and to encourage customer retrial.

In 1995, a new advertising agency was selected for Shoney's Restaurants and a new ad campaign was introduced in 1996 featuring Andy Griffith as Shoney's celebrity spokesperson in TV and radio advertising. The Company plans to use Andy Griffith as its celebrity spokesperson during 1997. In addition, the Company will introduce a more aggressive ad campaign for Shoney's Restaurants which will focus customers' attention on the variety, quality and service provided by Shoney's Restaurants compared to fast food restaurants, while contrasting the price and quality of food and service to casual dining restaurants.

During 1996, the Company tested an "Owner/Manager" program for Shoney's Restaurants in the Company's 48 unit middle Tennessee market. Under the test, Owner/Managers made an "investment" in their restaurants and received a salary plus incentive compensation based on improvement of the restaurants' cash flow. The test program was designed to place greater operational responsibility with the restaurant manager, and repositioned multi-unit supervisors as advisors. The "Owner/Manager" program and the operational improvement program tested in this 48 unit market produced comparable restaurant sales gains which were 5.4% higher than the overall Company average for Shoney's Restaurants for the last 30 weeks of 1996; however, profitability did not improve as had been expected. Management continues to believe that a properly designed Owner/Manager program coupled with the recruitment and retention of more skilled restaurant managers will produce significant performance improvements. The results of the test program are being used to develop a new Owner/Manager program to be implemented in a majority of company-owned Shoney's Restaurants during 1997.
It is anticipated that the new program will eliminate a layer of supervision and will broaden supervisory spans of control to flatten the organizational structure, improve communications and lower overhead costs. The plan will compensate Owner/Managers and regional multi-unit "Owner/Operators" based on the cash flow performance of their restaurant(s).

The Company's Captain D's restaurants had an increase in comparable restaurant sales of 4.0% in 1996, including a 0.9% menu price increase. Fiscal 1996 represents the fourth consecutive year of comparable restaurant sales increases for Captain D's and reflects management's focus on operational execution, an effective marketing program, and strategic initiatives designed to improve drive-thru sales and increase check averages. Captain D's restaurants' earnings before interest and taxes increased 5.7% in 1996 as compared to 1995.

In January 1995, the Company announced that it intended to sell its Pargo's and Fifth Quarter restaurants as part of a reorganization of the Company. In July 1995, the Company announced it had decided to retain these two concepts and to combine them with its BarbWire's restaurants to form a 32-unit Casual Dining Group. The 1995 revenues and profitability of the Pargo's and Fifth Quarter restaurants were adversely affected by the uncertainties and disruption of the sales process.

During 1996, substantially all of the senior management of the Casual Dining Group was replaced and programs were begun to update menus, food quality and presentation, hospitality and service standards and restaurant-level incentive compensation plans. The Casual Dining Group continued to experience declining comparable restaurant sales and profitability during 1996 despite these improvement efforts. Declining comparable restaurant sales are believed to be the result of a combination of factors including greater competition, the significantly greater marketing resources of its competitors, and the negative effects of significant and rapid organizational change. Management will continue to evaluate the performance of these restaurant concepts during 1997. If the performance and future competitive outlook for these restaurant concepts do not improve during 1997, management will consider other strategic alternatives for these businesses, including their potential sale.

Manufacturing and commissary sales declined by approximately $5 million in 1996 as compared to 1995 and declined approximately $24 million in 1995 as compared to 1994. The decline in manufacturing and commissary sales resulted from a decline in the number of franchised restaurants purchasing from the commissary and a decline in purchases by franchisees, resulting principally from declines in comparable restaurant sales of the Company's franchised Shoney's Restaurants of 2.3% in 1996 and 8.6% in 1995. The 1995 sales decline also included $3.7 million resulting from the loss of TPIR as a customer of the Company's meat processing facility.

The Company acquired two leased commissary distribution facilities as part of the acquisition of the assets of TPIR, which have been closed. The elimination of these two distribution facilities is expected to reduce overhead by $6 million annually and the additional purchasing volume from the acquired restaurants is expected to lower food and supplies costs. During 1996, the Company implemented several measures to increase the competitiveness of commissary operations and increase revenues and cost efficiency. Some of the new initiatives were installation of an automated order entry system that permits company-owned restaurants to place commissary orders through personal computers at the restaurants, a new pricing structure more similar to its competitors, and a rebate program to encourage customers to purchase a greater percentage of their goods from the commissary.

Franchise revenues increased $2.7 million during 1996 as the result of a fourth quarter agreement to accept payment of $5.2 million to cancel future royalty obligations of ShoLodge, Inc. ("ShoLodge") under its franchise agreement for "Shoney's Inns" (TM) motels. The payment represented the discounted estimated future royalties to be received by the Company under its license agreement.
The increase in franchise revenue from ShoLodge was offset by lower franchise revenues resulting from a 307 unit decline in franchised restaurants (including the 243 restaurants acquired from TPI) and a decline in comparable restaurant sales of the Company's franchised Shoney's Restaurants which effectively offset an increase in comparable restaurant sales of franchised Captain D's restaurants. Franchise revenues declined in 1995 as compared to 1994 principally because of lower comparable restaurant sales at franchised Shoney's Restaurants which offset comparable restaurant sales increases at franchised Captain D's restaurants.

Other income increased in 1996 by $6.9 million due to increased asset sales ($200,000), additional interest income ($300,000), and a gain from the sale of ShoLodge common stock and warrants ($2.5 million). In addition, the Company had a $3.9 million unrealized loss on ShoLodge common stock and warrants in 1995 with no comparable loss in 1996. Other income declined in 1995 as a result of the fourth quarter decline in market value of the Company's investment in ShoLodge and a decline in asset sales of $1.5 million as compared to 1994. In 1994, the Company had an unrealized gain of $2.4 million related to its investment in ShoLodge. The fluctuation in market value of the Company's investment in ShoLodge between 1995 and 1994 created a $6.3 million decrease in other income in 1995. Fiscal 1994 included a $1.7 million gain on the sale of the Company's minority interest in certain Shoney's Inns, with no comparable item in 1995.

The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the most recent three fiscal years.

                                                          1996         1995         1994
                                                          ----         ----         ----
Company-owned restaurants opened or acquired (a)           274           25           28
Company-owned restaurants closed                           (15)         (46)         (17)
Franchised restaurants opened                                7           17           52
Franchised restaurants closed or acquired (a)             (314)         (65)         (53)
                                                          ----          ---          ---
  Net increase (decrease) in restaurants                   (48)         (69)          10
                                                          ====          ===          ===

(a) Includes 176 Shoney's Restaurants and 67 Captain D's restaurants acquired from TPI on September 9, 1996.

During the fourth quarter of 1995, a restructuring plan was implemented which included the closure of 41 under-performing restaurants, consisting of 17 Shoney's Restaurants, 22 Captain D's, and 2 Fifth Quarter restaurants. The Company recorded a restructuring expense of $6.2 million related to these 41 units, principally to write-down assets to their net realizable value and to accrue future lease costs in excess of estimated sublease rental income. Approximately $1.7 million of other restructuring expenses, consisting principally of severance costs, were recorded resulting in total restructuring expense of $7.9 million. The 1995 revenues and loss before interest and taxes related to the 41 units closed were $24.2 million and $2.1 million, respectively. All of these units were either sold or leased during 1996 with the exception of 9 units which are still being marketed and 2 units for which leases are pending.

During the third quarter of 1996, the Company began a "market rationalization" process to focus future restaurant development in core markets and to selectively exit non-core markets through franchising, joint-venture arrangements and/or sales of the restaurants. This process included restaurants acquired from TPI in September 1996. Management has identified approximately 55 Shoney's Restaurants (including 17 units acquired from TPI) in markets that it intends to exit as soon as is practicable. These 55 units had 1996 annual revenues of $50.3 million, produced negative cash flow from operations of $3.8 million, and reported a loss before interest and taxes of $6.6 million.

COSTS AND EXPENSES

Cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of total revenues for the last three fiscal years is shown below:

                                                 1996             1995             1994
-------------------------------------------------------------------------------------------
         Food and supplies                        40.1%            40.9%            41.8%
         Restaurant labor                         24.6             23.8             21.8
         Operating expenses                       21.8             22.8             19.9
-------------------------------------------------------------------------------------------
                                                  86.5%            87.5%            83.5%
===========================================================================================


As compared to restaurant revenues, commissary and manufacturing revenues have a higher percentage of food and supplies costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in commissary and manufacturing revenue have an exaggerated effect on food and supplies, labor and operating expenses as a percentage of total revenues. Food and supplies costs as a percentage of revenues declined by 0.8% in 1996 and 0.9% in 1995, principally as a result of the decline in commissary revenue in each year and the increase in franchise and other revenues in 1996. Food and supplies costs as a percentage of revenues declined slightly in 1994 when compared to 1993 as higher food costs at the restaurant-level were offset by lower food costs associated with manufacturing and commissary revenues.

Restaurant labor increased 0.8% as a percentage of total revenues in 1996, principally as a result of higher wages at the Company's Shoney's Restaurants. Wage rates for Shoney's Restaurants' hourly employees increased during 1996 due to low unemployment conditions in many markets and a competitive restaurant labor market. These increased costs were offset somewhat by a menu price increase at Shoney's Restaurants and by increased productivity. Captain D's overall labor costs increased only slightly during 1996 because of an aggressive program to manage labor costs and increased use of pre-cut fish to reduce restaurant labor. Congress enacted an increase in the minimum wage effective October 1, 1996; however, this increase is not expected to materially affect the Company's labor costs since most of the Company's hourly employees earn wages in excess of the federally required minimum wage.

Restaurant labor increased 2.0% as a percentage of revenues in 1995, principally due to increased labor costs (hours and wage rates) resulting from the Shoney's Restaurant improvement program and a decrease in commissary and manufacturing revenue (which has no associated restaurant labor). Labor costs increased as a percentage of revenues because the Company had not instituted sufficient menu price increases during 1994 or 1995 due to competitive pressures.

Operating expenses, as a percentage of revenues, declined 1.0% during 1996 due to a small net increase in operating expenses offset by increased revenues from restaurants acquired from TPI. Expenses for retirement of fixed assets and insurance were lower in 1996 as compared to 1995 but were offset by increased operating expenses associated with the restaurants acquired from TPI. Advertising expenses were higher in 1996 due to a fourth quarter Shoney's Restaurant ad campaign which coincided with the Presidential election season when TV ad rates were at a premium. The Company anticipates continued pressure on restaurant operating margins in 1997 until improvements in comparable restaurant sales and the results of other margin enhancement strategies are realized. Management intends to aggressively monitor and manage these costs to the maximum extent practical.

Operating expenses, as a percentage of revenues, increased 2.9% during 1995 as a result of a $19.1 million decline in total revenues, increased costs for restructuring and Shoney's operational improvement program. Repairs, maintenance, and replacement costs increased $3.6 million; $1.3 million of fixed assets were written off; $400,000 of expenses were incurred for performance improvement teams; $400,000 of relocation costs were incurred; and $3.2 million of asset write-downs for surplus property and equipment were recorded. Additional depreciation expense of $2.8 million was incurred resulting from new restaurants and property additions from remodeling. Advertising expenses were $2.8 million higher during 1995 as Shoney's Restaurants abandoned an unsuccessful ad campaign and changed advertising agencies. An adjustment to accrued property taxes increased operating expenses $3.0 million as did a $3.8 million increase in worker's compensation reserves. In 1994, operating expenses had been favorably affected by a $2.0 million litigation settlement with a former worker's compensation insurance carrier resulting in a $5.8 million increase in worker's compensation expenses in 1995 as compared to 1994.

Operating expenses, as a percentage of revenues, increased in 1994 due to higher depreciation and other costs associated with the Company's remodeling program of its Shoney's Restaurants, which were partially offset by the settlement of a lawsuit for $2.0 million against a former worker's compensation insurance carrier which reduced insurance expense.

A summary of general and administrative expenses and interest expense as a percentage of revenues for the last three fiscal years is shown below:

                                              1996          1995          1994
-------------------------------------------------------------------------------
 General and administrative                    6.2%          6.1%          5.2%
 Interest expense                              3.5%          3.8%          3.8%

General and administrative expenses as a percentage of revenues increased 0.1% during 1996 due to a $4.3 million increase in expenses offset by an increase in revenues from the acquisition of restaurants from TPI. The increase stemmed principally from significant management changes in 1996 as part of the restructuring of management begun in 1995, resulting in increased salaries and employee benefit costs ($3.1 million including $1.2 million in severance pay) and employee relocation expenses ($400,000). Additionally, the Company had increased expenses of $1.0 million for travel, office supplies, postage and professional fees which were due, in part, to expenses associated with the additional TPIR restaurants. Goodwill amortization increased $600,000 in 1996 as a result of the acquisition of restaurants from TPI and from the acquisition of other franchised restaurants during 1995 and 1996. These increased costs were offset by a $2.4 million decrease in consulting fees incurred in the prior year restructuring with no comparable cost in 1996.

General and administrative expenses as a percentage of revenues increased 0.9% during 1995, principally due to the initiation of a restructuring of the Company's management, which resulted in higher salary and severance costs. Salary and bonus costs increased $4.0 million, relocation costs increased $400,000, executive search fees increased $600,000 and consulting fees associated with the Shoney's Restaurant improvement program during 1995 were $2.4 million.

Interest expense declined by approximately $1.8 million during 1996, principally due to lower outstanding debt balances during the first three quarters of 1996. Additional debt was incurred in connection with the acquisition of the assets of TPI; therefore, interest costs are expected to increase in 1997. Interest expense as a percentage of revenues was unchanged in 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. Operating cash flow totaled $90.3 million in 1996, a decrease of $10.1 million compared to 1995.
The Company's cash flow from operations declined in 1996, principally due to a decline in the profitability of the Company's Shoney's Restaurants. The disposal of Mike Rose Foods and the sale of property, plant and equipment during 1996 provided a source of cash of $51.3 million and $12.4 million, respectively. Management believes that the performance and operational improvement programs implemented during 1995 and 1996 will produce improved performance in the Shoney's Restaurants during 1997 and will provide additional cash flow. In the event such operational improvements are not achieved, the Company could be required to curtail its capital spending plans, explore further asset sales, obtain modifications to same or all of its credit agreements, or to refinance indebtedness. While management believes that it can obtain such modifications or arrange to refinance some or all of its indebtedness, there is no guarantee that such modifications could be obtained, that financing can be arranged, or that credit will be available on terms that are favorable to the Company.

During 1996, the Company borrowed $100 million under a senior secured bridge loan to provide working capital and a source of financing for the acquisition of the assets of TPI. Approximately $43 million of the bridge loan proceeds were used to retire indebtedness of TPI and the remainder was used to reduce amounts outstanding under the Company's revolving credit facility, reduce short-term debt and to provide working capital. The bridge loan bears interest at 2.5% over LIBOR with 0.5% increases in the interest rate effective 9, 12, and 18 months from September 9, 1996. The bridge loan converts to a term loan if not repaid by May 3, 1998 and such term loan has a bullet maturity in October 1999. If converted, the Company will be required to pay a fee equal to 3% of the outstanding balance of the bridge loan. Management plans to retire the bridge loan prior to its conversion to a term facility and anticipates that it will obtain the funds for retirement either from a debt offering and/or the sale of assets.

The Company acquired 176 Shoney's Restaurants and 67 Captain D's restaurants in September 1996 through its acquisition of TPIR. Forty-six (46) of the acquired Shoney's Restaurants were identified as "under-performing" and the Company has closed 22 units and plans to close the additional 24 units during 1997. The remaining units will be remodeled and retained by the Company. The acquired TPIR restaurants are not expected to materially affect the Company's liquidity or financial position.

As more fully discussed in Note 12 to the consolidated financial statements, the Company is a defendant in two class action lawsuits which allege the Company violated provisions of the Fair Labor Standards Act. In both lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, and attorneys' fees and expenses, for an unspecified period of time, claiming that certain of Shoney's acts resulted in a tolling of the statute of limitations. Discovery is proceeding in both cases but is in a preliminary stage. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and no provision for any potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases that results in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

The Company's cash flow from continuing operations was $100.4 million in 1995, a decrease of $22.2 million compared to 1994. The decrease in operating cash flow in 1995 was principally a result of a $25 million decline in the operating earnings of the Company's Shoney's Restaurants as the Company implemented a restructuring and performance improvement program.

Cash used by investing activities in 1995 was $37.7 million, a decrease of $52.4 million as compared to 1994. This decrease was primarily a result of a $32 million decrease in 1995 over 1994 capital expenditures for new restaurant construction and restaurant remodeling. This decrease was offset by a $4.5 million increase in capital expenditures for the acquisition of franchised restaurants. Capital expenditures related to commissary operations declined approximately $7 million in 1995 as compared to 1994 due to the construction of a new Wichita, Kansas commissary facility during 1994. The Company generated an additional $19.4 million of cash from investing activities in 1995 stemming from the divestiture of its Lee's Famous Recipe division substantially all of which was utilized to reduce debt. During 1995, the Company retired $60 million of its senior fixed rate debt and reduced the amount outstanding under its reducing revolving credit facility by approximately $17 million as of October 29, 1995 utilizing cash provided by the sale of Lee's and $28 million from the issuance of senior variable rate debt.

Cash provided by continuing operations was $122.7 million in 1994, an increase of $28.2 million as compared with the prior year. This increase was primarily attributable to a decrease in food inventory (principally fish), and an increase in cash flow from accounts receivable and deferred income taxes, which were partially offset by a decrease in accrued expenses.

Cash used in investing activities increased in 1994 over 1993, principally due to an $11.9 million increase in capital expenditures for restaurant remodeling and construction of a new commissary facility. During 1994, the Company's $125 million reducing revolving credit facility was amended to allow redemption of the Company's outstanding 12% subordinated debentures. The credit facility was increased to a maximum of $270 million, and its term was extended to 1999. In July 1994, the Company's $145.7 million of 12% debentures were redeemed at par. During 1994, the Company made scheduled payments of $100 million on its senior debt fixed rate loan, principally from increased borrowing under the reducing revolving credit facility and from operating cash flows.

The Company utilizes its net cash flow principally for capital expenditures for the construction, acquisition, and remodeling of its restaurants and commissary operations, the reduction of debt and for the payment of its litigation settlement (See Note 11). The Company's capital expenditures in 1996 were approximately $74.0 million representing $31.0 million for new restaurants or franchise acquisitions (excluding TPIR), $6.5 million for capitalizable maintenance expenditures, $5.5 million to replace existing restaurants with new units, $15.0 million for remodeling and $16.0 million for other assets (computers, automobiles, point-of-sale systems, etc.). The Company plans capital expenditures of approximately $65.0 million in 1997 including $13.7 million for new restaurants, $11.6 million for capitalizable maintenance expenditures, $6.6 million to replace existing restaurants with new units, $22.1 million for remodeling and $11.0 million for other assets (principally restaurant point-of-sale systems). The 1997 capital budget includes approximately $10.0 million for remodeling 65 of the Shoney's Restaurants acquired from TPI during 1996. Litigation settlement payments of $23.2 million, $23.4 million and $24.9 million were made during 1996, 1995, and 1994, respectively, as required by the consent decree approved in January 1993.

The Company balances its capital spending plan throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, capital expenditures and debt service requirements. The Company believes that it can meet its needs for debt service, capital expenditures, the litigation settlement and other general corporate purposes for the next twelve months through cash generated by the Company's operations, the sale of assets, the Company's reducing revolving credit facility, and its other available lines of credit.

The Company is highly leveraged and therefore seeks to minimize its interest costs by constantly evaluating alternative financing arrangements. The Company has $135 million outstanding under a reducing revolving credit facility which bears interest at 2% over LIBOR. The facility currently provides for borrowing up to a maximum of $189.6 million and expires in 1999. The amount available under the revolver will reduce by $30 million in April 1997 and by an additional $30 million in October 1997. The Company's lending agreements contain covenants that impose limitations on capital expenditures, require satisfaction of certain financial ratios and tests (which generally become more restrictive each year) and prohibit the Company from paying dividends or from incurring additional indebtedness, except under two existing unsecured lines of credit totaling $30 million.

During the most recent three fiscal years, the Company maintained an interest rate risk management program to limit its exposure to rising short-term interest rates on its variable rate debt. The program includes the management of the mix of fixed and variable rate debt and the use of interest rate cap agreements. At October 29, 1995 the Company held 7% LIBOR interest rate cap agreements expiring in 1996 for $50 million (notional amount). These agreements limited the Company's maximum LIBOR interest rate to 7% on $50 million of its variable rate debt through October 1996. The Company has not entered into any additional agreements to hedge interest rate changes. The Company therefore has a risk that it could incur additional interest expense on its variable rate debt in the event that overall market interest rates increase. Management is evaluating the replacement of a portion of the Company's floating rate debt with fixed rate intermediate term debt as part of an overall plan to reduce exposure to interest rate risks and to more closely match its assets and liabilities.

IMPACT OF ACCOUNTING CHANGES

The Company is required to adopt FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in the first quarter of fiscal 1997. Statement 121 requires assets to be written down to their estimated fair value whenever the estimated undiscounted future cash flows to be derived from the asset are less than the asset carrying value. During the first quarter of fiscal 1997, the Company will complete a review of its restaurants which have experienced operating losses or negative cash flow from operations during the past two years.

The estimation of future cash flows for these restaurants is highly subjective and is based upon management's judgment about the future sales trends, economic conditions in the geographic area surrounding the restaurant, the competitive restaurant environment and the Company's ability to achieve improvements in profitability and a variety of other factors. The Company has not finalized its analysis of the impact of the adoption of Statement 121; however, based upon the work completed to date, management expects adoption of the Statement to result in a non-cash charge to operations to reduce the carrying value of certain restaurant properties to their estimated fair value. Management believes that this asset impairment, which will be recorded in the first quarter of 1997, will range from $17 to $22 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 26 through 50 of this Annual Report on Form 10-K.

                          REPORT OF ERNST & YOUNG LLP
                              Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.
Nashville, Tennessee

         We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 27, 1996 and October 29, 1995, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 27, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 27, 1996 and October 29, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended October 30, 1994.



Nashville, Tennessee
January 24, 1997                                           /S/ ERNST & YOUNG LLP

                           CONSOLIDATED BALANCE SHEET
                        Shoney's, Inc. and Subsidiaries

                                                                      October 27          October 29
                                                                         1996                1995
                                                                     ------------        ------------
ASSETS
  Current assets
    Cash and cash equivalents                                        $ 13,968,882        $  7,513,588
    Notes and accounts receivable, less allowance for doubtful
      accounts of $1,504,000 in 1996 and $1,645,000 in 1995            13,012,160          13,013,821
    Inventories                                                        44,248,060          33,483,964
    Deferred income taxes                                              31,452,866          24,549,337
    Prepaid expenses and other current assets                           7,043,292           6,167,548
    Net current assets of discontinued operations                                          14,495,812
                                                                     ------------        ------------
      Total current assets                                            109,725,260          99,224,070

    Property, plant and equipment, at cost
      Land                                                            161,605,417         117,104,203
      Buildings                                                       279,594,718         227,124,559
      Buildings under capital leases                                   31,823,471          18,122,394
      Restaurant and other equipment                                  301,834,865         256,936,595
      Leasehold improvements                                           82,185,859          57,330,822
      Rental properties                                                24,970,507          24,136,182
      Construction in progress (estimated cost to complete:
         $1,706,000 in 1996 and $6,382,000 in 1995)                     3,299,090           9,789,522
                                                                     ------------        ------------
                                                                      885,313,927         710,544,277
      Less accumulated depreciation and amortization                 (320,801,387)       (291,057,795)
                                                                     ------------        ------------
        Net property, plant and equipment                             564,512,540         419,486,482


    Other assets
      Goodwill (net of accumulated amortization of $622,000 in 1996
         and $32,000 in 1995)                                          57,021,411             529,885
      Deferred charges and other intangible assets                      7,289,488           6,555,899
      Other                                                             8,532,742           9,219,658
                                                                     ------------        ------------
        Total other assets                                             72,843,641          16,305,442
                                                                     ------------        ------------

                                                                     $747,081,441        $535,015,994
                                                                     ============        ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                        Shoney's, Inc. and Subsidiaries

                                                                                  October 27               October 29
                                                                                     1996                      1995
                                                                                 ------------              ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities
    Accounts payable                                                             $ 44,746,056              $ 33,099,813
    Federal and state income taxes                                                  3,614,019                 7,486,210
    Taxes other than income taxes                                                  13,219,277                 9,565,333
    Employee compensation and related items                                        58,898,844                45,425,547
    Accrued interest expense                                                        4,282,462                 2,186,731
    Other accrued liabilities                                                      33,893,526                17,135,041
    Reserve for litigation settlement due within one year                          22,887,523                23,372,889
    Debt and capital lease obligations due within one year                         33,823,795                34,448,154
                                                                                 ------------              ------------
      Total current liabilities                                                   215,365,502               172,719,718


  Long-term debt                                                                  450,846,359               393,517,286

  Obligations under capital leases                                                 25,693,916                12,515,160

  Reserve for litigation settlement                                                16,000,000                38,727,434

  Deferred credits
    Income taxes                                                                   17,923,295                19,223,797
    Income and other liabilities                                                   20,724,789                 6,619,234
                                                                                 ------------              ------------
      Total deferred credits                                                       38,648,084                25,843,031

  Commitments and contingencies

  Shareholders' equity (deficit)
    Common stock, $1 par value: authorized 200,000,000 shares in 1996 and 100,000,000 shares in 1995; issued and outstanding 48,458,231
      in 1996 and 41,510,659 in 1995                                               48,458,231                41,510,659
    Additional paid-in capital                                                    113,889,253                60,770,176
    Accumulated deficit                                                          (162,063,385)             (210,587,470)
    Unrealized gain on securities available for sale                                  243,481
                                                                                 ------------              ------------
      Total shareholders' equity (deficit)                                            527,580              (108,306,635)
                                                                                 ------------              ------------

                                                                                 $747,081,441              $535,015,994
                                                                                 ============              ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENT OF INCOME
                        Shoney's, Inc. and Subsidiaries


<Capton>
                                                                                   Years Ended
                                                              ---------------------------------------------------------
                                                               October 27           October 29             October 30
                                                                   1996                 1995                  1994
                                                              --------------       --------------        --------------
Revenues
  Net sales                                                   $1,066,049,153       $1,029,314,432        $1,035,832,226
  Franchise fees                                                  26,615,679           23,886,704            25,793,886
  Other income                                                     7,076,957              131,284            10,833,006
                                                              --------------       --------------        --------------
        Total revenues                                         1,099,741,789        1,053,332,420         1,072,459,118

Costs and expenses
  Cost of sales
    Food and supplies                                            440,500,493          430,990,408           447,959,750
    Restaurant labor                                             270,138,654          251,196,828           234,547,471
    Operating expenses                                           240,926,289          240,357,620           213,385,949
                                                              --------------       --------------        --------------
                                                                 951,565,436          922,544,856           895,893,170

  General and administrative expenses                             68,226,580           63,904,769            55,397,496
  Interest expense                                                37,950,879           39,815,887            41,236,895
  Litigation settlement                                                                                      (1,700,000)
  Restructuring expense                                                                 7,991,539
                                                              --------------       --------------        --------------
        Total costs and expenses                               1,057,742,895        1,034,257,051           990,827,561
                                                              --------------       --------------        --------------

Income from continuing operations before income
  taxes, extraordinary charge and cumulative
  effect of change in accounting principle                        41,998,894           19,075,369            81,631,557

Provision for income taxes
  Current                                                          7,315,000            9,087,000            19,940,000
  Deferred                                                         8,638,000           (1,214,000)            9,374,000
                                                              --------------       --------------        --------------
       Total income taxes                                         15,953,000            7,873,000            29,314,000

Income from continuing operations before
  extraordinary charge and cumulative effect
  of change in accounting principle                               26,045,894           11,202,369            52,317,557
Discontinued operations, net of income taxes                         397,816            8,136,588            10,276,649
Gain on sale of discontinued operations, net of
  income taxes                                                    22,080,375            5,532,748
Extraordinary charge on early extinguishment
  of debt, net of income tax benefit                                                                         (1,037,808)
Cumulative effect of change in accounting for
  income taxes                                                                                                4,468,386
                                                              --------------       --------------        --------------
Net income                                                    $   48,524,085       $   24,871,705        $   66,024,784
                                                              ==============       ==============        ==============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENT OF INCOME
                        Shoney's, Inc. and Subsidiaries



                                                                                         Years Ended
                                                                        --------------------------------------------
                                                                        October 27       October 29       October 30
                                                                           1996             1995             1994
                                                                        ----------       ----------        ----------
Earnings per common share

  Primary:
    Income from continuing operations before extra-
      ordinary charge and cumulative effect of change in
      accounting principle                                              $     0.61       $     0.27        $     1.27
    Discontinued operations, net of income taxes                              0.01             0.20              0.25
    Gain on sale of discontinued operations, net of income taxes              0.52             0.13
    Extraordinary charge on early extinguishment of debt                                                        (0.03)
    Cumulative effect of change in accounting for income taxes                                                   0.11
                                                                        ----------       ----------        ----------
    Net income                                                          $     1.14       $     0.60        $     1.60
                                                                        ==========       ==========        ==========

  Fully diluted:
    Income from continuing operations before extra-
      ordinary charge and cumulative effect of change in
      accounting principle                                              $     0.64       $     0.27        $     1.21
    Discontinued operations, net of income taxes                              0.01             0.20              0.22
    Gain on sale of discontinued operations, net of income taxes              0.45             0.13
    Extraordinary charge on early extinguishment of debt                                                        (0.02)
    Cumulative effect of change in accounting for income taxes                                                   0.10
                                                                        ----------       ----------        ----------
    Net income                                                          $     1.10       $     0.60        $     1.51
                                                                        ==========       ==========        ==========

Weighted average shares outstanding
  Primary                                                               42,678,497       41,519,116        41,299,061
  Fully diluted                                                         48,265,829       41,519,116        46,519,998




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                        Shoney's, Inc. and Subsidiaries

                                                                                                             Total
                                                         Additional                       Retained        Shareholders'
                                           Common         Paid-in                         Earnings           Equity
                                           Stock          Capital           Other         (Deficit)         (Deficit)
                                        -----------     ------------      --------      -------------     -------------
Balances at November 1, 1993            $40,724,536     $ 50,771,605      $      0      $(301,483,959)    $(209,987,818)

Net income                                                                                 66,024,784        66,024,784
Tax benefits related to
  compensation plans                                       1,602,987                                          1,602,987
Distributions pursuant to
  employee stock option and
  stock benefit plans                       447,708        4,881,018                                          5,328,726
Conversions of subordinated
  convertible debentures                     13,046          254,034                                            267,080
                                        -----------     ------------      --------      -------------     -------------
Balances at October 30, 1994             41,185,290       57,509,644             0       (235,459,175)     (136,764,241)

Net income                                                                                 24,871,705        24,871,705
Tax benefits related to
  compensation plans                                         271,293                                            271,293
Distributions pursuant to
  employee stock option and
  stock benefit plans                       325,369        2,796,773                                          3,122,142
Compensation related to grant
  of restricted shares
  of common stock                                            192,466                                            192,466
                                        -----------     ------------      --------      -------------     -------------
Balances at October 29, 1995             41,510,659       60,770,176             0       (210,587,470)     (108,306,635)

Net income                                                                                 48,524,085        48,524,085
Tax benefits related to
  compensation plans                                          66,334                                             66,334
Distributions pursuant to
  employee stock option and
  stock benefit plans                       162,458        1,296,980                                          1,459,438
Common shares issued to acquire
  TPI assets                              6,785,114       51,755,763                                         58,540,877
Compensation related to grant
  of restricted shares
  of common stock
Unrealized gain on securities
  available for sale                                                       243,481                              243,481

                                        -----------     ------------      --------      -------------     -------------
Balances at October 27, 1996            $48,458,231     $113,889,253      $243,481      $(162,063,385)    $     527,580
                                        ===========     ============      ========      =============     =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Shoney's, Inc. and Subsidiaries

                                                                                           Years Ended
                                                                      -------------------------------------------------------
                                                                       October 27           October 29           October 30
                                                                          1996                 1995                 1994
                                                                      ------------         ------------          ------------
Operating activities
  Net income                                                          $ 48,524,085         $ 24,871,705          $ 66,024,784
  Adjustments to reconcile net income to net cash
        provided by operating activities:
      Income from discontinued operations, net of taxes                   (397,816)          (8,136,588)          (10,276,649)
      Gain on sale of discontinued operations, net of taxes            (22,080,375)          (5,532,748)
      Depreciation and amortization                                     46,351,634           42,798,547            39,647,337
      Interest expense on subordinated zero coupon
         convertible debt and other non-cash charges                    11,017,161           13,133,931            12,155,814
      Deferred income taxes                                              8,691,000           (2,981,000)            9,276,000
      Equity in earnings of affiliates                                     (31,240)             (73,020)             (255,185)
      Loss on disposal of property, plant and equipment                     93,000            2,111,756                74,605
      Litigation settlement                                                                                        (1,700,000)
      Realized and unrealized (gains) losses on
         marketable equity securities and other assets                                        3,886,905            (4,117,512)
      Restructuring expense, non-cash portion                                                 7,120,236
      Cumulative effect of change in accounting
         for income taxes                                                                                          (4,468,386)
      Changes in operating assets and liabilities:
         Notes and accounts receivable                                   2,557,721            3,857,523             4,976,221
         Inventories                                                    (3,441,744)           4,303,725            11,111,728
         Prepaid expenses                                                   13,843               20,535              (385,570)
         Accounts payable                                               13,265,352           (1,998,856)            4,623,664
         Accrued expenses                                                5,421,151           12,730,523            (6,248,379)
         Federal and state income taxes                                (17,904,149)           3,993,174             3,063,784
         Deferred income and other liabilities                          (1,736,308)             314,778              (837,392)
                                                                      ------------         ------------          ------------
      Net cash provided by continuing operating activities              90,343,315          100,421,126           122,664,864
      Net cash (used) provided by discontinued operating activities       (655,622)          13,373,104            15,403,309
                                                                      ------------         ------------          ------------
      Net cash provided by operating activities                         89,687,693          113,794,230           138,068,173

Investing activities
  Purchases of property, plant and equipment                           (69,658,547)         (58,254,507)          (90,394,632)
  Purchases of assets held for sale                                                          (2,403,362)           (4,581,577)
  Purchase of TPI assets, net of cash acquired                         (42,842,647)
  Proceeds from disposal of discontinued operations                     12,375,718           19,424,015
  Proceeds from disposal of property, plant
     and equipment                                                      51,279,601            4,327,995             4,766,842
  (Increase) decrease in other assets                                   (6,716,860)            (763,647)              116,148
                                                                      ------------         ------------          ------------
           Net cash used in investing activities                       (55,562,735)         (37,669,506)          (90,093,219)

Financing activities
  Proceeds from long-term debt                                         127,335,626           78,000,000           245,681,800
  Payments on long-term debt and capital lease obligations            (122,077,514)        (132,259,604)         (269,772,824)
  Proceeds from line of credit and short-term debt                     224,914,000          162,338,000           114,011,000
  Payments on line of credit and short-term debt                      (231,824,508)        (157,129,000)         (118,171,000)
  Exercise of employee stock options                                       578,002            1,797,973             3,403,776
  Payments on litigation settlement                                    (23,212,800)         (23,377,347)          (24,949,091)
  Payments for debt issue costs                                         (3,382,470)          (2,210,942)           (1,790,257)
                                                                      ------------         ------------          ------------
           Net cash used by financing activities                       (27,669,664)         (72,840,920)          (51,586,596)
                                                                      ------------         ------------          ------------

  Increase (decrease) in cash and cash equivalents                       6,455,294            3,283,804            (3,611,642)
  Cash and cash equivalents at beginning of year                         7,513,588            4,229,784             7,841,426
                                                                      ------------         ------------          ------------
Cash and cash equivalents at end of year                              $ 13,968,882         $  7,513,588          $  4,229,784
                                                                      ============         ============          ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Shoney's, Inc. and Subsidiaries
            October 27, 1996, October 29, 1995 and October 30, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform to the 1996 basis of presentation.

PROPERTY, PLANT AND EQUIPMENT -- Depreciation and amortization are provided principally on the straight-line method over the following estimated useful lives: restaurant buildings--20 years; certain office buildings and warehouses--20 to 40 years; real property leased to others--over the term of the lease, generally 15 to 20 years; restaurant and other equipment--3 to 10 years; and capital leases and leasehold improvements--lesser of life of assets or the term of the lease.

CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FRANCHISE FEES -- Initial franchise fees and market development fees are recorded as income when the restaurants begin operations and the cash payment has been received. Franchise fees based on sales of franchisees are accrued as earned.

GOODWILL -- The excess of cost over the fair market value of net identifiable assets of acquired companies and acquired restaurant operations are amortized on a straight-line basis over various periods ranging from 10 to 20 years. The Company evaluates goodwill for impairment at least annually. In completing this evaluation, the Company compares its best estimate of future cash flows, excluding interest costs, with the carrying value of goodwill.

INVENTORIES -- Inventories, consisting of food items, beverages and supplies, are stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

PRE-OPENING COSTS -- Pre-opening costs include only direct incremental costs relating to opening new restaurants, such as training costs for new employees and related travel expenses incurred before a new restaurant opens. These costs are capitalized and then amortized from the opening date over a period not to exceed one year.

ADVERTISING COSTS -- The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $31.9 million, $30.3 million and $27.3 million in fiscal years 1996, 1995 and 1994, respectively.

FISCAL YEAR -- The Company's fiscal year ends on the last Sunday in October. Fiscal years 1996, 1995 and 1994 were comprised of 52 weeks.

BUSINESS SEGMENTS -- The Company's restaurant operations constitute a dominant segment in accordance with FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise."

STOCK BASED COMPENSATION -- The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In addition, the Company has granted some options to key executives that feature a fixed number of shares with an exercise price equal to or greater than fair market value at the grant date but which feature time accelerated vesting based upon the Company's stock price performance. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants (See Note 8).

EARNINGS PER SHARE -- Primary net income per share for 1996, 1995 and 1994 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The Company has zero coupon subordinated convertible debentures and 8.25% subordinated convertible debentures which are not considered common stock equivalents.
Fully diluted net income per share for 1994 and 1996 includes the assumed conversion of these debentures and the adjustment of earnings for interest that would not be paid if the debentures were converted. The 1995 fully diluted earnings per share computations exclude the effect of the assumed conversion of the debentures because it had an antidilutive effect.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-term debt: The carrying amounts of the Company's borrowings under its senior debt-reducing revolving credit facility, senior debt-taxable variable rate notes, bridge loan, and other senior debt with variable interest rates approximate their fair value. The fair values of the Company's subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures were determined based on quoted market prices. The fair value of other long-term debt, industrial revenue bonds and notes payable were estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements.

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

ADOPTION OF NEW ACCOUNTING RULES -- In March 1995, the FASB issued Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and is currently in the process of evaluating the impact of adoption. The estimates of future cash flows is highly subjective and is based upon management's judgment about the future sales trends, economic conditions, competitive environment and the Company's ability to achieve improvements in profitability. During the first quarter of 1997, the Company will complete a review of its restaurants which it believes may be impaired. Based on preliminary estimates, the Company believes that it will likely record a non-cash charge to reduce the carrying value of such assets of between $17 and $22 million.

RISKS AND UNCERTAINTIES -- The Company operates and franchises a chain of 1,476 restaurants in 34 states, which consists of three restaurant divisions:
Shoney's, Captain D's, and a Casual Dining Group (which includes three distinct restaurant concepts). The Company also operates a commissary and manufacturing business that supplies food and supplies to Company and franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. Additionally, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or non-performance would materially affect the Company's results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and make estimates that affect the amounts reported in the consolidated financial statements. Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Changes in such estimates will be made as appropriate as additional information becomes available and may affect amounts reported in future periods.


NOTE 2 - ACQUISITIONS

As of September 9, 1996, the Company completed the acquisition of substantially all the assets of TPI Enterprises, Inc. ("TPI") which, as the largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price was $164.4 million consisting of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of TPI 8.25% convertible subordinated debentures, the assumption or satisfaction of all remaining TPI debt of approximately $59.1 million and transaction costs of $3.0 million net of cash acquired of $3.7 million. The Company borrowed $100 million under a bridge loan to finance the acquisition and to provide additional working capital for the Company. Approximately $43 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

The acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated financial statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which is being amortized on a straight line basis over 20 years. This allocation was based on preliminary estimates and may be revised at a later date.

The following unaudited proforma information presents a summary of consolidated results of operations of the acquired operations of TPI and the Company as if the acquisition had occurred as of the beginning of 1995, with proforma adjustments to give effect to amortization of goodwill, interest expense, acquisition-related debt, and certain other adjustments, together with the related tax effects.

                                                  Amounts in thousands, except per share amounts

                                                          October 27       October 29
                                                             1996             1995
                                                          ----------       ----------
Net revenues                                              $1,337,430       $1,332,026
Income (loss) from continuing operations                  $   14,713       $    9,073
Net income (loss)                                         $   37,191       $   22,743

Earnings per common share (fully diluted)
  Continuing operations                                    $     .30        $     .19
  Net income                                               $     .76        $     .47

The Company has closed 22 Shoney's Restaurants acquired, two commissary and distribution facilities that had provided TPIR's restaurants with food and supplies, and the corporate office headquarters in West Palm Beach, Florida. In addition, the Company plans to close an additional 24 of the acquired Shoney's Restaurants during 1997. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees, costs for leased property and equipment, and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21 million. The Company plans to dispose of the owned property and equipment either by sale or lease of the property. For leased property and equipment, the Company will seek to terminate the leases or to enter into subleases or lease assignments covering the remaining term of the leases.

In addition to restaurants acquired from TPI, the Company acquired 18 franchised restaurants in 1996 with an aggregate purchase price of $18.1 million, each of which was accounted for as a purchase. The consolidated financial statements reflect the results of operations of each restaurant acquired since the date of acquisition. Proforma results of operations have not been presented because the effect of these acquisitions was not material.


NOTE 3 - DISCONTINUED OPERATIONS AND RESTRUCTURING

On January 16, 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the divestiture of certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc. ("MRF"), a private label manufacturer of food products. In July 1995, the Company announced a change in its divestiture plans whereby the Company would retain its Fifth Quarter and Pargo's restaurants. These two restaurant concepts have been combined with the Company's BarbWire's Steakhouses to form a thirty-four unit Casual Dining Group with shared management and administrative support services intended to improve operating efficiencies.

The Company sold its Lee's Famous Recipe division to RTM Restaurant Group for $24.5 million cash and a $4 million promissory note in October 1995 resulting in a gain of $5.5 million, net of tax. The promissory note is due in monthly installments over five years and bears interest at the prime rate. The promissory note is guaranteed by RTM, Inc. and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise license agreements of Lee's Famous Recipe. The sale of MRF was completed in November 1995 for $55 million cash and resulted in a gain of approximately $22.1 million, net of tax.

The results of operations of the lines of business divested have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. Prior years financial statements have been reclassified to conform to this method of presentation. These discontinued lines of business had net property, plant and equipment of $10.6 million at October 29, 1995, revenues of $86.7 million and $93.7 million for 1995 and 1994, respectively, and earnings before interest and taxes of $13.1 million and $16.5 million for 1995 and 1994, respectively. Certain one-time charges associated with the reorganization and divestitures were accrued as they were incurred.

During the fourth quarter of 1995, the Company implemented a plan to close 41 under-performing restaurants (17 Shoney's Restaurants, 22 Captain D's and 2 Fifth Quarters). The Company accrued approximately $6.2 million of restructuring expenses related to those planned closures, principally consisting of the write-down of assets to their net realizable value and the accrual of leases and other costs associated with closure in excess of anticipated sublease income. In addition, during 1995, the Company had accrued severance costs of certain executives and restaurant personnel displaced by the restructuring of approximately $1.7 million. All of these units were either sold or leased during 1996 with the exception of 9 units which are still being marketed and 2 units for which leases are pending. A gain of approximately $0.5 million on units disposed of to date has been deferred pending the disposal of the remaining units.

NOTE 4 - SALE OF SHONEY'S LODGING, INC. AND INVESTMENTS IN SHOLODGE

During fiscal 1991, the Company sold its lodging division (operating under the name Shoney's Inns) to ShoLodge, Inc. ("ShoLodge"). Under the terms of the sale, the Company was entitled to receive a portion of royalties generated by both existing and future Shoney's Inns licensed by ShoLodge for specified periods. During 1992, ShoLodge completed an initial public offering of stock in which the Company purchased $555,555 of common stock in ShoLodge pursuant to its obligation under the stock purchase agreement for the sale of the lodging division. In addition, as part of the purchase agreement, the Company received warrants to purchase up to 5% of the outstanding common stock of ShoLodge. During July 1993, the Company sold its ShoLodge shares for $1,147,067. Until the end of 1996, two executive officers of the Company served on the Board of Directors of ShoLodge pursuant to the terms of the stock purchase agreement.

In February 1994, the Company sold its minority ownership interest in four Shoney's Inns to ShoLodge in exchange for 121,212 shares of common stock of ShoLodge. The shares received were recorded at their fair value of approximately $2.4 million resulting in a gain of $1.7 million. The ShoLodge common stock was initially classified as a trading security under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and changes in fair value of the ShoLodge stock in 1994 and 1995 were reflected in the results of operations.

In connection with the sale of the Company's minority motel interest, the Company was granted future registration rights for the ShoLodge shares that could be acquired upon exercise of the ShoLodge common stock warrants owned by the Company. During 1994 and 1995, the Company had classified warrants for which it has stock registration rights exercisable within one year as trading securities, which were recorded at their fair value (the difference in the warrant exercise price and the market price of ShoLodge common stock) at the time they are classified as trading securities and the resulting gain was included in the results of operations. Once classified as a trading security, such warrants were carried at fair value with changes in fair value also reflected in the results of operations.

At October 29, 1995, the Company held 121,212 shares of ShoLodge which had a fair value and a carrying value of $954,545. In addition, the Company held warrants, for which it had future registration rights, to purchase 324,000 shares of ShoLodge common stock at $8.40 to $13.35 per share, which had a fair value and a carrying value of $0. The Company recorded gains from such ShoLodge warrants of $1.25 million in 1995 at the time the warrants were classified as trading securities. The Company recorded an unrealized loss of $3.6 million in 1995 due to the change in fair value of such warrants.

Under the terms of supplemental implementation guidance on FASB Statement No. 115 issued in November 1995, the Company re-classified its investment in ShoLodge common stock and warrants, for which it has registration rights within one year, as "held for sale". During 1996, changes in the fair market value of ShoLodge common stock and warrants were reflected as an unrealized gain or loss and included as a component of shareholders' equity. During 1996, the Company recorded an unrealized gain on ShoLodge common stock and warrants of $243,000, which was included as a component of shareholders' equity. During the fourth quarter of 1996, the Company agreed to sell its ShoLodge common stock warrants to ShoLodge for $2.0 million, which represented the unrealized gain on such warrants based on the difference in the fair market value of ShoLodge common stock and the exercise price of the warrants. In addition, the Company sold approximately 85,000 shares of ShoLodge common stock in the market. The sale of the ShoLodge common stock and warrants resulted in a gain of approximately $2.5 million, which was included in other income. The Company uses the average cost method for purposes of determining realized gains and losses on the sale of investment securities. At October 27, 1996, the Company held 36,782 shares of ShoLodge common stock with a fair value and carrying value of $506,000.

Concurrent with the agreement for the sale of ShoLodge common stock warrants, the Company agreed to accept payment of $5.2 million from ShoLodge to terminate future royalty license fees due to the Company related to the operation and franchising of Shoney's Inns motels by ShoLodge. The payment represented the present value of the estimated future license fees to have been received by the Company through October 2001 pursuant to the terms of its licensing agreement for Shoney's Inns. The payment was recorded as franchise revenue in 1996 since the Company has no future performance obligations under the agreement.


NOTE 5 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of $3,505,000, $2,211,000, and $1,790,000 relating to various financings during 1996, 1995 and 1994, respectively, have been paid and deferred. Amortization of debt issue costs during 1996, 1995 and 1994 was $2,956,000, $2,215,000, and $2,576,000,
respectively.

During 1994, the Company called $145.7 million par value of 12% subordinated debentures. Unamortized debt issue costs associated with these debentures of $1.7 million ($1.0 million, net of tax) were charged to expense as an extraordinary charge.


NOTE 6 - INCOME TAXES

The Company adopted FASB Statement 109 "Accounting for Income Taxes" effective November 1, 1993. Statement 109 utilizes the liability method of accounting for income taxes which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. The cumulative effect of adopting Statement 109 was an increase to net income of $4,468,000 or $0.10 per share (fully diluted) for the year ended October 30, 1994.

The components of the Company's deferred tax assets and liabilities as of October 27, 1996 and October 29, 1995 are as follows:

                                                                    1996             1995
                                                                -----------      -----------
Deferred tax assets:
   Reserve for lawsuit settlement                               $14,874,478      $23,753,374
   Reserve for self insurance                                    20,142,213       13,221,079
   Reserve for restructuring                                      6,022,886          574,350
   Amortization of intangibles                                    5,296,270           78,726
   Net operating loss, contribution
        and tax credit carryforwards                             14,791,571
   Other - net                                                    8,176,412        4,968,016
                                                                -----------      -----------
Deferred tax assets                                              69,303,830       42,595,545
   Less valuation allowance for deferred tax assets              (4,748,634)               0
                                                                -----------      -----------
   Net deferred tax asset                                        64,555,196       42,595,545
                                                                -----------      -----------

Deferred tax liabilities:
   Tax over book depreciation                                    26,753,667       14,715,011
   Capital contribution                                          22,501,840       22,501,840
   Other - net                                                    1,770,118           53,154
                                                                -----------      -----------
Deferred tax liabilities                                         51,025,625       37,270,005
                                                                -----------      -----------
Total net deferred tax asset                                    $13,529,571      $ 5,325,540
                                                                ===========      ===========


At September 9, 1996, the Company recorded a net deferred tax asset of $16,894,522 (net of $4,901,634 valuation allowance) related to the transaction with TPI Enterprises, Inc. (See Note 2).

At October 27, 1996, the Company had net operating loss (NOL) and contribution carryforwards of approximately $22,463,000 and $1,813,000, respectively, which expire during the years 1997 through 2011. The Company also had targeted jobs and tip credit carryforwards of approximately $4,633,000 which expire during the years 2003 through 2010 and alternative minimum tax credit carryforwards of $873,000 which have no expiration. These carryforward items were acquired in the transaction with

TPI Enterprises, Inc. The utilization of these carryforwards is subject to limitations imposed by the Internal Revenue Code.

A valuation allowance has been established primarily for tax credit carryforwards which are not expected to be realized. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the future reversal of existing taxable temporary differences within the carryforward period, the carryback of existing deductible temporary differences to prior years' taxable income or through the use of alternative tax planning strategies.

The balance sheet classification of the net deferred tax asset is as follows:

                                                1996             1995
                                            ------------    -------------
Current deferred tax asset                  $ 31,452,866    $  24,549,337
Noncurrent deferred tax liability            (17,923,295)     (19,223,797)
                                            ------------    -------------
Net deferred tax asset                      $ 13,529,571    $   5,325,540
                                            ============    =============

The components of the provision for income taxes are as follows:

                                        1996             1995            1994
                                   -------------    -------------    ------------
Currently payable
   Federal                         $  18,441,000    $  16,972,900    $ 22,315,300
                                   -------------    -------------    ------------
   State                               3,166,000        2,315,100       3,374,700
                                   -------------    -------------    ------------
                                      21,607,000       19,288,000      25,690,000

Deferred
   Federal                             7,623,000       (2,767,100)      8,174,700
   State                               1,068,000         (213,900)      1,101,300
                                   -------------    -------------    ------------
                                       8,691,000       (2,981,000)      9,276,000
                                   -------------    -------------    ------------
Total income tax expense           $  30,298,000    $  16,307,000    $ 34,966,000
                                   =============    =============    ============

The income statement classification of the provision for income taxes is as follows:

                                                1996            1995             1994
                                           ------------     ------------     ------------
Income tax expense attributable to
  continuing operations                    $ 15,953,000     $  7,873,000     $ 29,314,000
Discontinued operations                         244,000        4,993,000        6,275,000
Gain on sale of discontinued operations      14,101,000        3,441,000
Extraordinary item                                                               (623,000)
                                           ------------     ------------     ------------
Total income tax expense                   $ 30,298,000     $ 16,307,000     $ 34,966,000
                                           ============     ============     ============

A reconciliation of the difference between total income tax expense and the amount computed using the statutory federal income tax rate is as follows:

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Statutory federal income tax rate                            35%              35%              35%
Federal income taxes based on the
   statutory tax rate                              $ 27,587,730     $ 14,412,547     $ 33,782,839
State and local income taxes, net
   of federal tax benefit                             2,752,100        1,365,780        2,909,400
Targeted jobs and tip credits                          (941,378)      (1,427,424)      (1,574,412)
Other                                                   899,548        1,956,097         (151,827)
                                                   ------------     ------------     ------------
    Total income tax expense                       $ 30,298,000     $ 16,307,000     $ 34,966,000
                                                   ============     ============     ============

The Company made income tax payments of approximately $25,906,000, $15,238,000, and $22,483,000 during fiscal years 1996, 1995 and 1994, respectively.


NOTE 7 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 27, 1996 and October 29, 1995 consisted of the following:

                                                                             1996             1995
                                                                         ------------     ------------
Senior debt-reducing revolving credit facility, due in
   installments to October 1999                                          $135,000,000     $223,000,000
Senior secured bridge loan due October 1999                               100,000,000
Senior debt-taxable variable rate notes, due in
   varying installments to September 1998                                  28,650,000       29,550,000
Senior debt-due in installments to April 1998                               6,437,913        7,104,580
Senior debt-due in November 1997                                           18,917,000       20,800,000
Senior debt-due in installments to October 1999                            26,133,240       28,000,000
Subordinated zero coupon convertible debentures,
    due April 2004                                                         95,357,650       87,780,529
Subordinated convertible debentures, 8.25%,
   due July 2002, (net of discount of $4,560,608)                          47,002,392
Industrial Revenue Bonds, due in varying annual
   installments to May 2006 collateralized by land,
   buildings, equipment and restricted cash                                13,876,667       13,947,500
Notes payable to others, 6.0% to 10.25%, maturing
   at varying dates to 2009 ($8,277,696 of these
   notes are secured by land, buildings and equipment)                     10,730,605       16,717,784
                                                                         ------------     ------------
                                                                          482,105,467      426,900,393
Obligations under capital leases                                           28,258,603       13,580,207
                                                                         ------------     ------------
                                                                          510,364,070      440,480,600
Less amount due within one year                                            33,823,795       34,448,154
                                                                         ------------     ------------
     Amount due after one year                                           $476,540,275     $406,032,446
                                                                         ============     ============

SENIOR DEBT

The Company has a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which has a maturity date of October 1999 and provides for reductions in the aggregate Revolver. At October 27, 1996, the maximum amount available under the Revolver was $189.6 million with scheduled reductions of $30 million each in April and October of 1997. The interest rate for the facility was at floating rates (the London Interbank Offered Rate ("LIBOR") plus 2% or the announced Alternate Base Rate of the agent bank plus 1%). At October 27, 1996, the Company had $135 million outstanding under this facility and the interest rate was 7.6%. In addition, at October 27, 1996, the Company had outstanding letters of credit in the amount of $11.5 million which were supported by the Revolver.

Under the terms of the Revolver, the Company agreed to effect an interest rate risk management program to limit the Company's exposure to rising short-term interest rates through November 1996. As of October 27, 1996, the Company had interest rate cap agreements for $50 million (notional amount), which have a 7% LIBOR interest rate cap. Under the terms of the cap agreements, the Company's maximum LIBOR interest rate on $50 million of its outstanding variable rate debt was effectively capped at 7% during fiscal 1996.

During the second quarter of 1996, the Company obtained a senior secured bridge loan for up to $100 million from a bank. The purpose of the bridge loan was to provide working capital and a source of financing for the Company's acquisition of substantially all of the assets of TPI. The bridge loan bears interest at LIBOR plus 2.5% (or the announced Alternative Base Rate of the bank plus 1.5%) with 0.5% increases in the interest rate effective 9, 12, and 18 months after September 9, 1996. The bridge loan is secured by assets acquired from TPI and by a pledge of certain other assets of the Company. The bridge loan converts to a term loan on May 3, 1998 if not repaid on or before that date and the term loan will mature October 22, 1999. Upon conversion to a term loan, the Company will be required to pay a fee equal to 3% of the outstanding balance of the bridge loan.

The senior debt-taxable variable rate notes are sold to investors through an investment banking corporation. The notes are secured by standby letters of credit of $31.5 million which includes the face amount of the notes plus interest for 145 days. The letters of credit are secured by a reimbursement agreement and standby note which are collateralized by a fully perfected first lien on certain land and buildings. Letters of credit securing $18.4 million of this indebtedness will expire on October 1, 1997; however, the Company intends to extend the letters of credit for a period of at least one year. The effective interest rate at October 27, 1996 was 7.8%.

The Company's other senior debt issues totaling $51.4 million generally bear interest at 1.25% to 1.5% over LIBOR and at October 27, 1996, the effective interest rates ranged from 6.75% to 7%.

The Company's indebtedness is secured by substantially all the Company's assets. The Company's debt agreements (1) require satisfaction of certain financial ratios and tests (which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

SUBORDINATED ZERO COUPON CONVERTIBLE DEBENTURES, DUE APRIL 2004

The subordinated zero coupon convertible debentures were issued at $286.89 per $1,000 note (aggregate amount of $57.7 million). There are no periodic payments of interest. The issue price represents a yield to maturity of 8.5% based on a semiannual bond equivalent basis. Each note is convertible into
29.349 shares of the Company's common stock at the option of the holder. The Company has reserved 5,205,632 shares for future issuance pursuant to these debentures.

SUBORDINATED CONVERTIBLE DEBENTURES, 8.25%, DUE JULY 2002

In connection with the acquisition of substantially all of the assets of TPI in September 1996, the Company assumed, through a supplemental indenture, $51.6 million (principal amount) of 8.25% subordinated convertible debentures due July 15, 2002. The bonds are convertible at the holders' option, subject to compliance with the provisions of the supplemental indenture, into 50.508 shares of the Company's stock for each $1,000 debenture. In addition, upon conversion, debenture holders are entitled to a cash distribution per share equal to the cash distributions (if any) made by TPI to its common shareholders in connection with the liquidation and dissolution of TPI. Interest on the bonds is due semi-annually in January and July.

OTHER DEBT INFORMATION

On July 2, 1994, the Company retired $145.7 million of subordinated debentures that were callable at par. As a result of the redemption, the unamortized portion of the original issue discount and debt issue costs of $1,661,000 were charged to expense during the third quarter of fiscal 1994 and was reflected in the consolidated statement of income as an extraordinary charge of $1,038,000, net of income tax benefits of $623,000.

The Company has an unsecured line of credit for $20,000,000 with interest payable monthly at the lending bank's index rate (8.25% at October 27, 1996). There were borrowings of $152,000 under the line at October 27, 1996. The line is available through October 31, 1997 with a three month extension each quarter at the option of the bank. The Company also has an unsecured revolving credit facility for $10,000,000 with interest payable quarterly at rates based on the prime lending rate (8.25% at October 27, 1996). Borrowings under this facility, which expires June 25, 1998, if not terminated earlier, are due on thirty days notice. As of October 27, 1996, the balance outstanding under this facility was $1,980,000. The weighted average interest rates for these two unsecured credit facilities were 7.8%, 8.0% and 6.2% for 1996, 1995 and 1994, respectively.

The industrial revenue bonds include $11,917,000 at fixed interest rates ranging from 8.5% to 11.5% and $1,960,000 at a floating interest rate subject to a floor of 7.5% and a ceiling of 15%.

Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

      1997             1998             1999            2000            2001
      ----             ----             ----            ----            ----
  $33,824,000      $105,469,000     $163,384,000     $4,105,000      $4,277,000

Net interest costs of approximately $416,000, $813,000, and $866,000 were capitalized as a part of building costs during 1996, 1995 and 1994, respectively. Interest paid during 1996, 1995 and 1994 was approximately $26,499,000, $31,276,000, and $38,202,000, respectively.

In addition to the letters of credit supporting the taxable variable rate notes previously described, the Company has standby letters of credit of $24.1 million outstanding at October 27, 1996, $11.5 million of which are supported by the Company's revolver that are utilized to support the Company's insurance programs.

The carrying value and estimated fair value of the Company's long-term debt and other financial instruments are summarized in the following table:

                                                             October 27, 1996
                                                       ------------------------------
                                                                          Estimated
                                                       Carrying Value     Fair Value
                                                       --------------   -------------
Senior debt-reducing revolving credit facility         $ 135,000,000    $ 135,000,000
Senior secured bridge loan                               100,000,000      100,000,000
Senior debt - various                                     80,138,153       80,138,000
Subordinated zero coupon convertible debentures           95,357,650       77,156,000
Subordinated convertible debentures                       47,002,392       46,922,000
Industrial revenue bonds                                  13,876,667       14,426,000
Notes payable                                              8,598,605        8,563,000
Lines of credit                                            2,132,000        2,132,000
                                                       -------------    -------------

    Total Debt                                         $ 482,105,467    $ 464,337,000
                                                       =============    =============

Reserve for litigation settlement                      $  38,887,523    $  36,437,976

See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.


NOTE 8 - STOCK OPTIONS AND STOCK BENEFIT PLANS

The stock option plan adopted by the Company in 1969, and as subsequently amended, covered 97,008 and 123,346 of the common stock of the Company as of October 27, 1996 and October 29, 1995, respectively. A second stock option plan adopted by the Company in 1981 (the 1981 Plan), and as subsequently amended, covered 7,505,931 and 7,531,425 shares of the common stock of the Company as of October 27, 1996 and October 29, 1995, respectively. On September 9, 1996, options to purchase 615,146 shares of the Company's common stock were issued in exchange for the outstanding TPI Enterprises, Inc. options in connection with the Company's acquisition of the assets of TPI (the 1996
Plan).

Option prices may not be less than the market price on the date of grant. The plans provide for the issuance of options having terms of up to 10 years and which become exercisable generally at a rate of 20% per year or as determined by the Company's compensation committee of the Board of Directors, but not to exceed 33 1/3% per year. During 1996, shareholders approved an amendment to the 1981

Plan to permit the Company's compensation committee of the Board of Directors to grant options which become exercisable upon attainment of specified market price appreciation of the Company's common shares of not less than 15% annually, or at six years after the date of grant.

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

Options available for future grant under the 1981 Plan, the 1996 Plan, and the director's plan at the end of 1996 and 1995 totaled 2,344,040 and 5,033,666 shares, respectively. A summary of activity under the plans is as follows:

                                                                                 Range of
Options                                             Options                    Option Prices
-------------------------------                    ---------              ----------------------
Outstanding at October 30, 1994                    2,292,554              $ 5.04         $ 25.75
Issued                                             1,453,000                9.63           12.00
Exercised                                           (271,460)               5.04           13.25
Expired or canceled                                 (657,989)               7.26           25.75
                                                   ---------              ------         -------
Outstanding at October 29, 1995                    2,816,105                6.14           25.75
Issued                                             3,912,146                7.61           33.13
Exercised                                            (51,832)               6.14           10.63
Expired or canceled                                 (602,520)               8.43           25.75
                                                   ---------              ------         -------
Outstanding at October 27, 1996                    6,073,899              $ 6.14         $ 33.13
                                                   =========              ======         =======

During 1994, options were exercised for 346,184 shares at prices ranging from $5.04 to $19.13. At October 27, 1996 and October 29, 1995, options for 1,216,502 and 677,324 shares, respectively, were exercisable.

The Company also has an Employee Stock Purchase Plan under which 1,814,055 shares of the Company's common stock may be issued at October 27, 1996. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and distributions to employees of 76,506, 122,184 and 100,124 were made in 1996, 1995 and 1994, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan.

The Company has an Employee Stock Bonus Plan under which 607,333 shares of the Company's common stock may be issued at October 27, 1996. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus also will be distributed that is equal to 25% of the market value of the shares being distributed. A maximum of 1,000 shares may be awarded to any employee each year. As of October 27, 1996, grants of bonuses under this plan of 24,800 shares were outstanding.

The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:

                          Shares          Cash Bonuses
                          ------          ------------
1994                      1,400            $  8,094
1995                      4,675            $ 14,065
1996                      4,040            $ 10,353


NOTE 9 - LEASES

The Company has noncancellable lease agreements for certain restaurant land and buildings. Substantially all lease agreements may be renewed for periods ranging from five to fifteen years, and provide for contingent rentals based on percentages of net sales (generally 3% to 6%) against which minimum rentals are applied.

Buildings under capital leases of $29,677,000 at October 27, 1996 and $18,122,000 at October 29, 1995 and accumulated amortization of $8,810,000 and $7,517,000 at October 27, 1996 and October 29, 1995, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

At October 27, 1996, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:

                                                         Capital        Operating        Sublease
                                                         Leases          Leases           Amounts           Total
---------------------------------------------------------------------------------------------------------------------
1997                                                 $  5,250,428    $  16,143,424      $(1,199,664)     $ 20,194,188
1998                                                    4,986,743       14,961,709       (1,112,921)       18,835,531
1999                                                    4,673,349       13,133,578       (1,039,148)       16,767,779
2000                                                    4,307,985       11,596,378         (852,858)       15,051,505
2001                                                    4,085,874        9,829,074         (673,375)       13,241,573
Thereafter                                             22,445,882       48,136,302       (3,346,707)       67,235,477
---------------------------------------------------------------------------------------------------------------------

Total minimum rentals                                  45,750,261    $ 113,800,465      $(8,224,673)     $151,326,053
                                                                     =============      ===========      ============

Amount representing interest                          (17,491,659)
                                                     ------------

Present value of net minimum rentals                 $ 28,258,602
                                                     ============

Contingent rental expense relating to the land and building portion of capital leases was $1,250,000, $1,273,000 and $1,449,000 in 1996, 1995 and 1994,
respectively.

Total rental expense for all operating leases not capitalized is as follows:

                                   1996             1995             1994
                                ----------       ----------       ----------
Minimum rentals                 $7,640,511       $7,605,845       $7,088,510
Contingent rentals                 577,386          559,513          434,524
                                ----------       ----------       ----------
  Subtotal                       8,217,897        8,165,358        7,523,034
Sublease rentals                  (674,087)        (560,433)        (683,964)
                                ----------       ----------       ----------
   Total                        $7,543,810       $7,604,925       $6,839,070
                                ==========       ==========       ==========

In addition to the restaurants acquired in 1996 from TPI, the Company acquired 16 Shoney's Restaurants and two Pargo's restaurants from franchisees in 1996 for $18.1 million and acquired 11 Shoney's Restaurants from franchisees in 1995 for $6.0 million. In connection with these acquisitions, the Company also acquired leasehold interest in land and buildings in exchange for the assumption of capital lease obligations of approximately $1.6 million and $2.3 million in 1996 and 1995, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS - In connection with the sale of MRF, the Company has committed to certain minimum purchase obligations with respect to food products supplied by MRF (See Note 3). Under the terms of the sales agreement, the Company entered into a five year supply agreement under which MRF will continue to be the supplier, for all company-owned restaurants, of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products.
The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during 1994 for company-owned restaurants, which was approximately $14.5 million. The contract includes certain price adjustments for escalation in commodity prices which will cause the actual amount of annual purchases to change over time. Actual purchases from MRF by the Company during 1996 were approximately
$24.7 million. The Company's purchases are expected to exceed the minimum purchase volume required under the supply agreement for the foreseeable future.

SEVERANCE AGREEMENTS - The Company has employment agreements with certain executive officers that provide severance pay if the executives are terminated without cause or if there is a change in control of the Company. Under the terms of the agreements, a change in control is deemed to have occurred if any person becomes the beneficial owner of 50% or more of the voting common stock of the Company; substantially all the assets of the Company are sold; the shareholders approve a plan of liquidation or dissolution; or if a majority of the current Board of Directors cease to serve in that capacity, unless each new director was approved by a two-thirds majority of the Board who were in office at the time such employment agreements were executed. The contracts expire at dates between 1998 and 1999 and provide for an automatic two year extension of their term in the event of a change in control. The agreements also provide for certain medical and other employee benefits over the terms of the agreements. The maximum contingent liability under these employment agreements ranges from $3.7 million to $6.8 million. In addition to these agreements, the Company's policy is to provide severance benefits of up to six months salary for officers of the Company in the event they are terminated without cause.

GUARANTEES OF INDEBTEDNESS OF OTHERS - The Company guarantees certain twenty-year leases of franchisees for a quarterly fee of approximately $25,000 and is required to offer to purchase the properties for an amount equal to the investor's unpaid mortgage ($212,500) at its maturity in 1999. The Company has also guaranteed certain loans made to ShoLodge, Inc. totaling approximately $4.7 million.


NOTE 11- SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, Court approval to a consent decree was granted settling litigation against the Company and its former chairman. The litigation was certified a class under Title VII of the Civil Rights Act of 1964 consisting of black restaurant employees to represent claims of alleged discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts from February 4, 1988 through April 19, 1991.

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $4 million in payroll taxes and administrative costs. During 1992, the Company entered into a capital contribution agreement with the Company's former chairman, whereby, in conjunction with Court approval of the discrimination lawsuit, he contributed approximately 2.7 million shares of Shoney's common stock to the Company and such shares were retired. During 1994, the Company obtained an IRS private letter ruling which clarified that certain portions of the settlement payments were not subject to federal payroll taxes that had been previously accrued by the Company. The reserve for litigation settlement was reduced by $1.7 million to adjust for this change in estimate for accrued payroll taxes due on the settlement.

Under the terms of the consent decree, payments are made on a quarterly basis, without interest, on March 1, June 1, September 1 and December 1. Expected payment obligations (net of insurance recoveries) under the consent decree for the next five fiscal years are as follows:

      1997             1998           1999            2000             2001
      ----             ----           ----            ----             ----
  $22,888,000      $15,705,000      $68,000          $68,000         $68,000


NOTE 12- LITIGATION

The Company is a defendant in a federal Court suit styled J&J Seafood, Inc. and Sunbelt Restaurant Management, Inc. v. Shoney's, Inc. which was filed on December 19, 1994 in U.S. District Court for the Middle District of Tennessee. The suit was filed by a franchisee of the Company's Captain D's restaurant concept which claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint seeks damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. On May 5, 1994, the same plaintiff had also filed a state Court suit in the Chancery Court of Tennessee in Davidson County (J&J Seafood v. Shoney's, Inc.) making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 16, 1994, counsel for the plaintiff advised the Company that the federal Court case described above would be filed unless the Company settled the pending state Court case by purchasing the plaintiff's franchised Captain D's restaurant for $1.65 million, plus assumption of certain equipment leases. The Company rejected the demand and the federal Court lawsuit was filed. On January 23, 1995, the Company filed a motion to dismiss or stay this federal Court case pending the resolution of the state case. Thereafter, the plaintiffs filed an amended complaint adding a second plaintiff, a former franchisee, Sunbelt Restaurant Management, Inc. The motion to dismiss was denied on May 31, 1995. The plaintiff filed a motion to certify the case as a class action on August 7, 1995. The motion was argued on May 9, 1996 to the Magistrate Judge. The U.S. District Court Judge accepted the recommendation of the Magistrate Judge and on October 10, 1996 denied the motion for class certification.

On December 31, 1996 J&J Seafood, Inc. filed a third lawsuit against the Company, certain members of the Captain D's franchisee advisory council and two suppliers styled J&J Seafood, Inc. v. Shoney's, Inc. et al., which was filed in the Chancery Court of Tennessee in Wilson County. The Plaintiff seeks class certification for two unspecified classes of allegedly similarly situated plaintiffs. Some allegations in the lawsuit are similar to claims made in the Plaintiff's previous two lawsuits against the Company. In addition, this complaint alleges interference with prospective business advantage, wrongful appropriation, forgery, fraud, breach of the covenant of good faith and fair dealing, RICO violations and that the Company improperly collects and retains sales taxes that are not owed. The complaint seeks damages in excess of $10 million on each of the seven counts, plus punitive damages. The complaint also seeks damages of $70 million, trebled, on the RICO claim.

Management believes it has substantial defenses to the claims made and intends to vigorously defend these cases. In the opinion of management, the ultimate liability with respect to these cases will not materially affect the operating results or the financial position of the Company.

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of Robert Belcher, et al. v. Shoney's, Inc. in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status, and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cut-off date set by the Court. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of Bonnie Belcher, et al. v. Shoney's, Inc. in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in this suit as of the cut-off date set by the Court. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

In both lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses, for an unspecified period of time, claiming that certain of Shoney's acts resulted in a tolling of the statute of limitations. Discovery is proceeding in both cases, but is in a preliminary stage.

Management believes it has substantial defenses to the claims made and intends to vigorously defend the cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.


NOTE 13 - RETIREMENT PLAN

The Company established the Shoney's, Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1996. Employees must be 21 years of age and have completed one year of continuous service in which they completed 1,000 hours of service to be eligible to participate in the Plan. The Company matches employee contributions at 25%, up to a maximum of 4% of the participants' base pay. The Company made no cash contributions to the Plan during 1996.


NOTE 14 - RELATED PARTY TRANSACTIONS

During 1995, the Company employed a person who operated six franchised
Shoney's Restaurants to serve as an executive officer of the Company. In connection with this officer's employment arrangement, the Company agreed to purchase five of the officer's franchised Shoney's Restaurants for approximately $3 million. In addition, the Company agreed to assume certain operating leases and other obligations with respect to these restaurants. At October 29, 1995, the restaurants owned by this officer were indebted to the Company in the amount of $332,000 arising from the purchase of food and supplies from the Company's commissary. This receivable was satisfied in December 1995 upon closing by the Company on the purchase of these restaurants.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)

                                                                                           Per Share
                                                                                   --------------------------
                                                        Income From                          Income from
                                                         Continuing                           Continuing
                                                         Operations                           Operations
                                                        Before Extra-                        Before Extra-
                                                       ordinary Items                       ordinary Items
                     No.                               and Cumulative                       and Cumulative
                     of                       Gross       Effect of        Net       Net       Effect of          Stock Market
                   Weeks      Revenues        Profit  Accounting Change  Income     Income  Accounting Change    High       Low
------------------------------------------------------------------------------------------------------------------------------------
1996
First Quarter       16       $  300,177      $ 33,709      $ 2,752      $24,107       $ .54      $ .06         $ 11.63    $  7.88
Second Quarter      12          257,712        35,498       10,970        6,426         .15        .15           13.38       8.13
Third Quarter       12          257,043        34,519       10,427        6,621         .16        .16           13.38       8.38
Fourth Quarter      12          284,810        44,450       17,850       11,370 (c)     .24        .24            9.88       7.38
                    --       ----------      --------      -------      -------       -----      -----
                    52       $1,099,742      $148,176      $41,999      $48,524       $1.10 (b)  $ .61 (b)
                    ==       ==========      ========      =======      =======       =====      =====

1995
First Quarter       16       $  310,385      $ 43,839      $12,923      $10,663       $ .26      $ .19         $ 15.38    $ 11.25
Second Quarter      12          253,195        35,537       10,003        8,494         .20        .15           12.50       9.13
Third Quarter       12          253,897        36,733       13,169       10,200         .25        .20           13.13      10.13
Fourth Quarter (a)  12          235,855        14,679      (17,020)      (4,485)       (.11)      (.27)          12.50       8.88
                    --       ----------      --------      -------      -------       -----      -----
                    52       $1,053,332      $130,788      $19,075      $24,872       $ .60      $ .27
                    ==       ==========      ========      =======      =======       =====      =====


(a) During the fourth quarter of fiscal 1995, the Company recorded several material adjustments, principally related to its reorganization and restructuring. These adjustments totaling approximately $13.6 million had a material affect on fourth quarter earnings. The significant fourth quarter adjustments included the following: (1) a $6.6 million restructuring expense was recorded related to the planned closure of 41 under-performing restaurants (See Note 3), (2) a $3.2 million write-down of surplus property and certain restaurant assets was recorded to reduce these assets to their net realizable values, and (3) the Company's worker's compensation self-insurance reserves were increased by $3.8 million to recognize adverse development trends related to prior year's incurred losses.

(b) Quarterly earnings per share amounts for 1996 do not sum to the earnings per share for 1996.

(c) The fourth quarter of 1996 includes approximately $2.5 million arising from non-recurring transactions involving the sale of the Company's investment in common stock and common stock warrants of ShoLodge, Inc. and $5.2 million in franchise revenues received from ShoLodge to terminate future royalty obligations by ShoLodge to the Company (See Note 4).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         "Election of Directors" and "Reports of Beneficial Ownership" contained in the 1997 Proxy Statement is incorporated herein by reference. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

         "Executive Compensation" contained in the 1997 Proxy Statement is incorporated herein by reference. The matters labeled "Compensation Committee Report" and "Shareholder Return Performance Graph" contained in the 1997 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Certain Beneficial Owners and Management" contained in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         "Certain Transactions" contained in the 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                 (1)      Financial Statements:
                          Consolidated Balance Sheet - October 27, 1996 and October 29, 1995.
                          Consolidated Statement of Income - Years ended October 27, 1996, October 29, 1995 and October 30, 1994.
                          Consolidated Statement of Shareholders' Equity (Deficit) - Years ended October 27, 1996, October 29, 1995 and October 30, 1994.
                          Consolidated Statement of Cash Flows - Years ended October 27, 1996, October 29, 1995 and October 30, 1994.
                          Notes to Consolidated Financial Statements - Years ended October 27, 1996, October 29, 1995 and October 30, 1994.

                 (2) Schedule II-Valuation and qualifying accounts and reserves, included as Exhibit 99.1.

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

         4.14 Modification Agreement No. 3 dated as of August 21, 1996 to Reimbursement Agreement dated as of October 1, 1989, together with the Standby Note relating thereto, among the Company, NationsBank of Tennessee, N.A. (formerly Sovran Bank / Central South), Long Term Credit Bank of Japan, Limited, New York Branch, Kredeitbank, N.V., New York Branch and NationsBank of Tennessee, N.A., as Agent, filed as Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1996 filed with the Commission on September 17, 1996, and incorporated herein by this reference.

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

         4.22 Loan Agreement dated as of September 24, 1992 between the Company and CIBC Inc., filed as Exhibit 4.43 and 10.36 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the

                 Commission on January 25, 1993, and incorporated herein by this reference.

         4.23 Modification Agreement No. 1 dated as of October 25, 1992 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC Inc., filed as Exhibit 4.44 and 10.37 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         4.24 Modification Agreement No. 2 dated as of July 21, 1993 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC Inc., filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

         4.25 Modification Agreement No. 3 dated as of January 23, 1997 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC Inc.

         4.26 Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 9, 1993 filed with the Commission on June 23, 1993, and incorporated herein by this reference.

         4.27 Modification Agreement No. 1 dated as of July 21, 1993 to Loan Agreement dated as of April 21, 1993 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 filed with the Commission on September 15, 1993, and incorporated herein by this reference.

         4.28 Loan Agreement dated as of December 1, 1994 between the Company and NationsBank of Tennessee, N.A., filed as Exhibit
                 4.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

         4.29 U.S. $270,000,000 Amended and Restated Reducing Revolving Credit Agreement, dated as of July 21, 1993, as amended and restated as of May 3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as

                 Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 15, 1996, and incorporated herein by this reference.

         4.30 Modification Agreement No. 1 dated as of October 24,1996 to U.S. $270,000,000 Amended and Restated Reducing Revolving Credit Agreement, dated as of July 21, 1993, as amended and restated as of May 3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders.

         4.31 Modification Agreement No. 2 dated as of January 9, 1997 to U.S. $270,000,000 Amended and Restated Reducing Revolving Credit Agreement, dated as of July 21, 1993, as amended and restated as of May 3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders.

         4.32 U.S. $100,000,000 Bridge Loan Credit Agreement, dated as of May 3, 1996, among Shoney's, Inc., as the Borrower, Canadian Imperial Bank of Commerce, and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as Exhibit
                 4.1 to the Company's Current Report on Form 8-K filed with the Commission on May 15, 1996, and incorporated herein by this reference.

         4.33 Modification Agreement No. 1 dated as of October 24, 1996 to U.S. $100,000,000 Bridge Loan Credit Agreement, dated as of May 3, 1996, among Shoney's, Inc., as the Borrower, Canadian Imperial Bank of Commerce, and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders.

         4.34 Modification Agreement No. 2 dated as of January 9, 1997 to U.S. $100,000,000 Bridge Loan Credit Agreement, dated as of May 3, 1996, among Shoney's, Inc., as the Borrower, Canadian Imperial Bank of Commerce, and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders.

         4.35 Indenture, dated as of July 15, 1992, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, and NationsBank of Tennessee (now The Bank of New York, as successor trustee), as trustee, relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 10 (a) of the Current Report on Form 8-K of TPI Restaurants, Inc. dated July 29, 1992 (Commission File No. 0-12312) and incorporated herein by this reference.

         4.36 First Supplemental Indenture, dated as of September 9, 1996, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, The Bank of New York, as trustee, and Shoney's, Inc., relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 1996, and incorporated herein by this reference.

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

         10.5 Amendment No. 4 dated as of June 26, 1996 to License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc., filed as

                 Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1996 filed with the Commission on September 17, 1996, and incorporated herein by this reference.

         10.6 Amendment No. 5 dated as of October 25, 1996 to License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc.

         10.7 Stock Purchase and Warrant Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and Gulf Coast Development, Inc., filed as Exhibit 28.8 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

         10.8 Warrant Purchase Agreement dated as of October 25, 1996 between Shoney's Investments, Inc. and ShoLodge, Inc.

         10.9 Agreement dated as of September 15, 1992 between the Company and Raymond L. Danner, filed as Exhibit 10.41 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.10 Consent Decree entered by the United States District Court for the Northern District of Florida on January 25, 1993 in Haynes, et al. v. Shoney's, Inc., et al., filed as Exhibit 28 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 1993, and incorporated herein by this reference.

         10.11 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996.

         10.12 Shoney's, Inc. Stock Option Plan, filed as Exhibit 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on April 11, 1990, and incorporated herein by this reference.

         10.13   Shoney's, Inc. 1996 Stock Option Plan.

         10.14   Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit
                 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 33-605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

         10.15 Shoney's, Inc. Employee Stock Purchase Plan, as amended through December 17, 1996.

         10.16   Shoney's, Inc. Employee Stock Bonus Plan, filed as Exhibit
                 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

         10.17   Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit
                 4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.

         10.18 Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.19 Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.20 Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.21 Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995 filed with the Commission on January 28, 1996, and incorporated herein by this reference, as amended by Amendment No. 1 to the Shoney's, Inc. Supplemental Executive Retirement Plan, filed as Exhibit
                 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 18, 1996 and incorporated herein by this reference.

         10.22 Employment Agreement dated as of January 13, 1995 between the Company and Taylor H. Henry, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1994 filed with the Commission on January 30, 1995, and incorporated herein by this reference.

         10.23 Amended and Restated Agreement dated as of May 1, 1996 between the Company and Charles E. Porter.

         10.24 Employment Agreement dated as of November 1, 1996 between the Company and W. Craig Barber.

         10.25 Employment Agreement dated as of April 11, 1995, between the Company and C. Stephen Lynn, filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference, as amended by Amendment No. 1, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 28, 1996, and incorporated herein by this reference.

         10.26 Asset Sale and Purchase Agreement dated as of July 7, 1995, by and among Shoney's, Inc., as Seller and RTM, Inc., as Buyer, relating to the sale of the assets comprising the Company's "Lee's Famous Recipe" division, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         10.27 Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc., filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         10.28 Amendment No. 1 dated as of November 10, 1995 to Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc., filed as Exhibit
                 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         10.29 Supply Agreement dated as of November 17, 1995 between the Company and Mike Rose Foods, Inc., filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended

                 October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         11      Statement regarding computation of per share earnings.

         21      Subsidiaries of Shoney's, Inc.

         23      Consent of Ernst & Young LLP, independent auditors.

         27      Financial Data Schedule.

         99.1    Schedule II - Valuation and qualifying accounts and reserves.

         (b) On May 15, 1996, the Company filed a report on Form 8-K to report under Item 5 that the Company had obtained a senior secured bridge loan in the aggregate principal amount of up to $100 million to provide working capital and a source of financing for the pending transaction with TPI, and, concurrently therewith, had amended the reducing revolving credit facility of the Company.

             On September 11, 1996, the Company filed a report on Form 8-K to report under Item 2, that effective September 9, 1996, the Company had acquired substantially all of the assets of TPI Enterprises, Inc. pursuant to that certain Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement, dated as of March 15, 1996, as amended by Amendments No. 1, 2, and 3 by and among the Company, TPI Restaurants Acquisition Corporation, a wholly owned subsidiary of the Company, and TPI and under Item 7 of that form, that financial statements of TPI and pro forma financial information had been previously filed.

         (c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

         (d)  Financial Statement Schedules -- the response to this portion of
Item 14 is submitted as a separate section of this Report.  See Item 14(a).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of January, 1997.

                                  SHONEY'S, INC.


                                  By: /s/ W. Craig Barber
                                     ------------------------------
                                  W. Craig Barber
                                  Senior Executive Vice President,
                                  Chief Administrative Officer and
                                  Chief Financial Officer (Principal
                                  Financial and Chief Accounting
                                  Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of January, 1997.


         Signature                                  Title


   /s/ C. Stephen Lynn            Chairman of the Board, Chief
-------------------------------   Executive Officer, President and Director
(C. Stephen Lynn)

   /s/ Robert M. Langford         Senior Executive Vice President and
-------------------------------   Chief Operating Officer
(Robert M. Langford)

   /s/ W. Craig Barber            Senior Executive Vice President,
-------------------------------   Chief Administrative Officer and
(W. Craig Barber)                 Chief Financial Officer


   /s/ F.E. McDaniel, Jr.         Senior Vice President, Secretary and Treasurer
-------------------------------
(F.E. McDaniel, Jr.)


   /s/ Gregory A. Hayes           Senior Vice President and Controller
-------------------------------
(Gregory A. Hayes)

   /s/ Dennis C. Bottorff         Director
------------------------------
(Dennis C. Bottorff)


   /s/ Carole F. Hoover           Director
------------------------------
(Carole F. Hoover)


   /s/ Victoria B. Jackson        Director
------------------------------
(Victoria B. Jackson)


   /s/ Jeffry Schoenbaum          Director
------------------------------
(Jeffry Schoenbaum)


   /s/ B. Franklin Skinner        Director
------------------------------
(B. Franklin Skinner)


   /s/ Cal Turner, Jr.            Director
------------------------------
(Cal Turner, Jr.)