Form 10-Q
period 1997-02-16
SHONEYS INC
filed 1997-04-02
CIK 89902

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-Q

(Mark One)
  [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 16, 1997
                                                   OR
  [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM______ TO______



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

        As of March 28, 1997, there were 48,551,609 shares of Shoney's, Inc., $1 par value common stock outstanding.


===============================================================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                        SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)

                                                              February 16,         October 27,
                                                                 1997                  1996
                                                              ------------         -----------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   9,930,552        $  13,968,882
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,556,000 in 1997
     and $1,504,000 in 1996                                     12,792,619           13,012,160
  Inventories                                                   48,734,390           44,248,060
  Deferred income taxes and other current assets                44,889,326           38,496,158
  Net assets held for disposal                                  50,932,699           16,605,300
                                                             -------------        -------------
     Total current assets                                      167,279,586          126,330,560

Property, plant and equipment, at cost                         804,651,168          865,150,325
Less accumulated depreciation and amortization                (312,857,304)        (317,243,085)
                                                             -------------        -------------
    Net property, plant and equipment                          491,793,864          547,907,240

Other assets:
  Goodwill (net of accumulated amortization of
     $1,561,000 in 1997 and $622,000 in 1996)                   52,781,094           57,021,411
  Deferred charges and other intangible assets                   6,374,063            7,289,488
  Other assets                                                   8,292,438            8,532,742
                                                             -------------        -------------
     Total other assets                                         67,447,595           72,843,641
                                                             -------------        -------------
                                                             $ 726,521,045        $ 747,081,441
                                                             =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                           $  43,048,512        $  44,746,056
  Federal and state income taxes                                                      3,614,019
  Other accrued liabilities                                    102,320,242          110,294,109
  Reserve for litigation settlement due within one year         22,806,923           22,887,523
  Debt and capital lease obligations
      due within one year                                       60,087,441           33,823,795
                                                             -------------        -------------
     Total current liabilities                                 228,263,118          215,365,502

Long-term senior debt and
   capital lease obligations                                   360,642,132          381,182,625
Zero coupon subordinated convertible debentures                 97,843,861           95,357,650
Reserve for litigation settlement                               10,340,000           16,000,000

Deferred credits:
  Income taxes                                                  20,658,295           17,923,295
  Income and other liabilities                                  21,468,283           20,724,789

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized
      200,000,000 shares; issued 48,551,609
      in 1997 and 48,458,231 in 1996                            48,551,609           48,458,231
  Additional paid-in capital                                   114,416,938          113,889,253
  Unrealized gain on securities available for sale                 169,917              243,481
  Retained earnings (accumulated deficit)                     (175,833,108)        (162,063,385)
                                                             -------------        -------------
     Total shareholders' equity (deficit)                      (12,694,644)             527,580
                                                             -------------        -------------
                                                             $ 726,521,045        $ 747,081,441
                                                             =============        =============


See notes to consolidated condensed financial statements


                                      (2)

                        SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (Unaudited)


                                                                       Sixteen Weeks Ended
                                                                February 16,        February 18,
                                                                    1997               1996
                                                               -------------      -------------
Revenues
  Net sales                                                    $ 356,743,001      $ 292,782,922
  Franchise fees                                                   4,354,776          6,309,927
  Other income                                                     2,192,556          1,084,244
                                                               -------------      -------------
                                                                 363,290,333        300,177,093


Costs and expenses
 Cost of sales                                                   328,274,313        266,468,079
 General and administrative expenses                              25,035,929         20,139,394
 Impairment write down of long-lived assets                       17,612,067
 Interest expense                                                 13,984,747         10,817,854
                                                               -------------      -------------
     Total costs and expenses                                    384,907,056        297,425,327
                                                               -------------      -------------

Income (loss) from continuing operations before income taxes     (21,616,723)         2,751,766

Provision for (benefit from) income taxes                         (7,847,000)         1,123,000
                                                               -------------      -------------
Income (loss) from continuing operations                         (13,769,723)         1,628,766

Income from discontinued operations, net of income taxes                                397,816

Gain on sale of discontinued operations, net of income taxes                         22,080,375
                                                               -------------      -------------
Net income (loss)                                              $ (13,769,723)     $  24,106,957
                                                               =============      =============




Earnings per common share
     Primary:
        Income (loss) from continuing operations               $       (0.28)     $        0.04
        Income from discontinued operations                             0.00               0.01
        Gain on sale of discontinued operations                         0.00               0.53
                                                               -------------      -------------
        Net income (loss)                                      $       (0.28)     $        0.58
                                                               =============      =============

     Fully diluted:
        Income (loss) from continuing operations               $       (0.28)     $        0.06
        Income from discontinued operations                             0.00               0.01
        Gain on sale of discontinued operations                         0.00               0.47
                                                               -------------      -------------
        Net income (loss)                                      $       (0.28)     $        0.54
                                                               =============      =============

Weighted average shares outstanding
     Primary                                                      48,538,025         41,635,639
     Fully diluted                                                48,538,025         46,845,459

Common shares outstanding                                         48,551,609         41,622,264

Dividends per share

See notes to consolidated condensed financial statements.



                                      (3)

                       SHONEY'S, INC. AND SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                                 (Unaudited)


                                                                                  Sixteen  Weeks Ended
                                                                             February 16,      February 18,
                                                                                1997             1996
                                                                            -------------     -------------
Operating activities
  Net income (loss)                                                         $ (13,769,723)    $  24,106,957
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Income from discontinued operations, net of taxes                                        (397,816)
          Gain on sale of discontinued operations, net of taxes                                 (22,080,375)
          Depreciation and amortization                                        16,910,219        13,389,585
          Amortization of deferred charges and other
              non-cash charges                                                  3,914,916         3,360,552
          Impairment write down of long-lived assets                           17,612,067
          Change in deferred income taxes                                       2,735,000         2,250,000
          Changes in operating assets and liabilities                         (22,980,917)      (15,999,899)
                                                                            -------------     -------------
                 Net cash provided by continuing operating activities           4,421,562         4,629,004
                 Net cash used by discontinued operating activities                                (655,622)
                                                                            -------------     -------------
                 Net cash provided by operating activities                      4,421,562         3,973,382


Investing activities
  Cash required for property, plant and equipment                             (14,923,660)      (31,026,216)
  Proceeds from disposal of property, plant
     and equipment                                                              6,644,125         2,077,441
  Proceeds from disposal of discontinued operations                                              51,279,601
  Cash required for other assets                                                  (52,885)       (4,971,170)
                                                                            -------------     -------------
                Net cash (used) provided by investing activities               (8,332,420)       17,359,656


Financing activities
  Payments on long-term debt and
     capital lease obligations                                                 (6,974,985)      (51,397,209)
  Proceeds from long-term debt                                                                   27,000,000
  Net proceeds from short-term borrowings                                      12,672,000         9,534,000
  Payments on litigation settlement                                            (5,740,600)       (5,940,350)
  Cash required for debt issue costs                                             (239,604)          (27,742)
  Proceeds from exercise of employee stock options                                155,717           334,402
                                                                            -------------     -------------
                Net cash used by financing activities                            (127,472)      (20,496,899)
                                                                            -------------     -------------
   Change in cash and cash equivalents                                      $  (4,038,330)    $     836,139
                                                                            =============     =============



See notes to consolidated condensed financial statements.



                                      (4)

                        SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                               February 16, 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1997 presentation. Operating results for the sixteen week period ended February 16, 1997 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 26, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 27, 1996.


NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of fiscal 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual restaurant properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 was $17.6 million ($11.2 million, net of tax). Approximately $11.2 million of the asset impairment write down related to properties that are held for disposal and approximately $6.4 million related to assets to be held and used in the Company's operations. At February 16, 1997, the value of the 82 properties to be disposed of was $50.9 million and are reflected on the balance sheet as net assets held for disposal. In connection with the Company's market rationalization program, which involves a strategic shift to focus resources for the Company's restaurant operations into its core 13 state southeastern market, the Company announced on January 21, 1997, that it was closing approximately 55 under-performing restaurants and would sell those assets to reduce the Company's bank debt. In addition to the 55 under-performing restaurants, which were targeted for immediate closure, the Company identified 27 other restaurant properties that it intends to sell, however, the Company has elected to operate these restaurants until buyers are found. During the first quarter of 1997, these restaurants had revenues of $18.6 million and reported operating losses before interest and taxes of $(3.6) million. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

Management's projections of the expected future undiscounted cash flows from these restaurants indicated that such cash flows were insufficient to recover the asset carrying value; therefore, such carrying values were written down to fair values less estimated cost to sell. Under SFAS 121, the potential impairment evaluation is made on an individual restaurant basis and involves considerable management judgment as to the expected future sales and profitability of each restaurant. Actual results of these restaurants will likely differ from management's estimates.


NOTE 3 - ACQUISITIONS

As of September 9, 1996, the Company completed the acquisition of substantially all the assets of TPI Enterprises, Inc. ("TPI") which operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price was $164.4 million consisting of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of TPI 8.25% convertible subordinated debentures, the assumption or satisfaction of all remaining TPI debt of approximately $59.1 million, transaction costs of $3.0 million and net of cash acquired of $3.7 million. The Company borrowed $100 million under a bridge loan to finance the acquisition and to provide additional working capital for the Company. Approximately $43 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

The acquisition has been accounted for as a purchase and the results of operations acquired from TPI have been included in the Company's consolidated financial statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which is being amortized on a straight line basis over 20 years. This allocation was based on preliminary estimates and may be revised at a later date.

At February 16, 1997, the Company had closed 23 of the acquired Shoney's Restaurants, two commissary and distribution facilities that had provided TPIR's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. The Company closed 14 of the acquired Shoney's Restaurants during the first quarter of 1997 and plans to close an additional 11 of the acquired Shoney's restaurants in connection with the Company's strategic focus of its restaurant operations in its core 13 state southeastern market. The majority of these restaurants had been targeted for closure during the Company's due diligence process as under-performing units. These units are included in the 55 stores which the Company announced would be closed during the first quarter of 1997 (See Note 2). Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees, costs for leased property and equipment, and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21 million. The Company plans to dispose of the owned property and equipment either by sale or lease of the property. For leased property and equipment, the Company will seek to terminate the leases or to enter into subleases or lease assignments covering the remaining term of the leases.


NOTE 4 - DISCONTINUED OPERATIONS AND RESTRUCTURING

In January 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the decision to divest certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. In July 1996 the Company made a decision to retain the Pargo's and Fifth Quarter restaurants and to combine them with its BarbWire's concept to form a casual dining group.

The Company sold its Lee's Famous Recipe Chicken restaurants, in October 1995, to RTM Restaurant Group for $24.5 million cash and a $4 million promissory note. The transaction removed the Company from the fast-food chicken line of business. The promissory note is due in monthly installments over five years, is guaranteed by RTM, Inc. and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise license agreements of Lee's Famous Recipe.

The Company sold Mike Rose Foods, Inc. ("MRF") to Levmark Capital Corporation for $55 million in cash in the first quarter of 1996. The transaction was effected through the sale of all issued and outstanding capital shares of MRF and resulted in a gain on sale of discontinued operations of $22.1 million, net of income taxes. The Company also entered into a five year supply agreement through which MRF will continue to be the supplier of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products for all company-owned restaurants. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during fiscal 1994 for company-owned restaurants.

For financial reporting purposes, the results of operations and cash flows of MRF have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense.


NOTE 5 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The fully diluted earnings per share calculation includes the assumed conversion of the Company's subordinated convertible debentures. This calculation adjusts earnings for the interest that would not be paid if such debentures were converted. The primary and fully diluted earnings per share for the first quarter of 1997 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. No consideration was given to the convertible debentures for the first quarter of 1997 because the effect was anti-dilutive. The fully diluted earnings per share from continuing operations for the first quarter of 1996 are anti-dilutive, but have been presented on a fully diluted basis because fully diluted net income per share is less than primary net income per share.


NOTE 6 - INCOME TAXES

Income taxes for the sixteen week periods ended February 16, 1997 and February 18, 1996 were provided based on the Company's estimate of its effective tax rates (36.3% and 39.8%) for the entire respective fiscal years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of October 27, 1996 are as follows:

     Deferred tax assets:
       Reserve for lawsuit settlement                                     $14,874,478
       Reserve for self-insurance                                          20,142,213
       Reserve for restructuring                                            6,022,886
       Amortization of intangibles                                          5,296,270
       Net operating loss, contribution
         and tax credit carryforwards                                      14,791,571
       Other - net                                                          8,176,412
                                                                          -----------
     Deferred tax assets                                                   69,303,830
       Less valuation allowance for deferred tax assets                    (4,748,634)
                                                                          -----------
       Net deferred tax asset                                              64,555,196
                                                                          -----------

     Deferred tax liabilities:
       Tax over book depreciation                                          26,753,667
       Capital contribution                                                22,501,840
       Other - net                                                          1,770,118
                                                                          -----------
     Deferred tax liabilities                                              51,025,625
                                                                          -----------
     Total net deferred tax asset                                         $13,529,571
                                                                          ===========

A valuation allowance has been established for tax credit carryforwards that are not expected to be realized. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the reversal of existing taxable temporary differences within the carryforward period, the carryback of existing deductible temporary differences to prior years' taxable income or through the use of alternative tax planning strategies.


NOTE 7 - SENIOR DEBT

The Company has a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which matures in October 1999 with scheduled reductions in the aggregate credit facility that began in October 1995. The maximum amount available under the Revolver at February 16, 1997 was $189.6 million. Scheduled reductions in the maximum amount available under the Revolver of $30 million will occur in April and October 1997. At February 16, 1997, the Company had $135 million borrowed under the Revolver and had outstanding letters of credit of $12.7 million which also were supported by the Revolver. The interest rate for this facility is a floating rate (the London Interbank Offered Rate ("LIBOR") plus 2%) and was 7.5% at February 16, 1997.

During the second quarter of 1996, the Company obtained a senior secured Bridge Loan for $100 million from a bank ("Bridge Loan"). The Bridge Loan was obtained to provide working capital and a source of financing for the 1996 acquisition of substantially all of the assets of TPI (See Note 3). Concurrent with the execution of the Bridge Loan, the Company borrowed $20 million under the Bridge Loan, which was used to reduce the outstanding balance under the Company's Revolver. The remaining $80 million available under the Bridge Loan was drawn September 9, 1996 concurrent with the closing of the acquisition. The Bridge Loan bears interest at LIBOR plus 2.5% (or the announced Alternative Base Rate of the bank plus 1.5%) with 0.5% increases in the interest rate effective 9, 12, and 18 months after

September 9, 1996. The Bridge Loan converts to a term loan on May 3, 1998 if not repaid on or before that date and the term loan will mature October 22, 1999. Upon conversion to a term loan, the Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge Loan at the conversion date. At February 16, 1997, the balance outstanding under the Bridge Loan was $95.1 million and the interest rate was 8.0%.

The Company has an unsecured line of credit for $20,000,000 with interest payable monthly at the lending bank's index rate (8.25% at February 16, 1997). There were borrowings of $5.3 million under the line at February 16, 1997. The line is available through April 30, 1998 with a three month extension each quarter at the option of the bank. The Company also had an unsecured revolving credit facility for $10,000,000 with interest payable quarterly at rates based on the prime lending rate (8.25% at February 16, 1997). Borrowings under this facility, which expires June 25, 1998, if not terminated earlier, are due upon notice. As of February 16, 1997, the balance outstanding under this facility was $9,480,000. On March 25, 1997, one of the participating banks in the $10 million line of credit notified the Company that the bank was withdrawing its portion of the line of credit effective March 31, 1997. Accordingly, the Company repaid the outstanding balance of $7.5 million on March 31, 1997.

Substantially all material assets of the Company have been pledged as collateral for the Company's various credit agreements. The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants. The Company was in compliance with all of its debt covenants as of February 16, 1997.


NOTE 8 - RESERVE FOR LITIGATION SETTLEMENT

In January 1993, court approval was granted for a consent decree settling litigation against the Company and its former senior chairman. The litigation was certified a class, under Title VII of the Civil Rights Act of 1964, consisting of black restaurant employees, to represent claims of alleged discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts and the class period was from February 4, 1988 through April 19, 1991.

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $2.3 million in applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. Under the terms of the consent decree, payments, without interest, are made quarterly and substantially all payments will be completed by March 1, 1998.


NOTE 9 - LITIGATION

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

On December 31, 1996, J&J Seafood, Inc. filed a third lawsuit against the Company, certain members of the Captain D's franchisee advisory council and two suppliers styled J&J Seafood, Inc. v. Shoney's, Inc. et al., which was filed in the Chancery Court of Tennessee in Wilson County. The Plaintiff seeks class certification for two unspecified classes of allegedly similarly situated plaintiffs. Some allegations in the lawsuit are similar to claims made in the Plaintiff's previous two lawsuits against the Company. In addition, this complaint alleges interference with prospective business advantage, wrongful appropriation, forgery, fraud, breach of the covenant of good faith and fair dealing, RICO violations and that the Company improperly collects and retains sales taxes that are not owed. The complaint seeks damages in excess of $10 million on each of the seven counts, plus punitive damages. The complaint also seeks damages of $70 million, trebled, on the RICO claim. On January 31, 1997, all defendants removed the case to the U.S. District Court in Nashville, Tennessee. Thereafter, the plaintiffs have filed a brief to remand and defendants have filed a brief to oppose that motion. On March 10, 1997, the Company filed motions to dismiss or for summary judgment on all counts and to deny class certifications. All motions are pending.

Management believes it has substantial defenses to the claims made and intends to vigorously defend these cases. In the opinion of management, the ultimate liability with respect to these cases will not materially affect the operating results or the financial position of the Company.

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of Robert Belcher, et al. v. Shoney's, Inc. in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status, and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of Bonnie Belcher, et al. v. Shoney's, Inc. in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in this suit as of the cutoff date set by the Court. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

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


NOTE 10 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

As of February 16, 1997, the Company owned approximately 36,800 shares of common stock of ShoLodge, Inc. ("ShoLodge") obtained as consideration for the 1994 sale of the Company's minority interest in four Shoney's Inns to ShoLodge. At February 16, 1997, the Company's investment in

ShoLodge common stock had a fair value of $460,000 and the Company recorded an unrealized loss during the first quarter of 1997 of approximately $74,000. During 1996, the Company also owned additional shares and certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. During 1996 and 1997, under the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the ShoLodge common stock and certain of these warrants were classified as securities available for sale. These ShoLodge common shares and warrants have been carried at their fair value and increases and decreases in fair value are reflected as a component of shareholders' equity.

During the first quarter of 1996, the Company recorded an unrealized gain of $1.3 million on its investment in ShoLodge common stock and warrants. The Company sold approximately 85,000 shares of ShoLodge during October 1996 and also sold its ShoLodge warrants to ShoLodge in the fourth quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The first quarters of fiscal 1997 and 1996 covered sixteen weeks. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including anticipated financial performance, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, turnover and retention of key management personnel and a variety of other factors. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

        On September 9, 1996, the Company completed the acquisition of substantially all of the operating assets of TPI Enterprises, Inc. ("TPI"), which as the Company's largest franchisee, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the first quarter 1997 financial statements with no comparable amounts in the first quarter of 1996.

RESULTS OF OPERATIONS

REVENUES
         Revenues from continuing operations for the first quarter of 1997 increased 21% ($63.1 million) to $363.3 million as compared to revenues of $300.2 million in the first quarter of 1996. The following table summarizes the components of the increase in revenues:

                                                     First Quarter
                                                         1997
                                                     -------------

   Restaurant revenue                                  $ 69.8
   Commissary and other sales                            (5.8)
   Franchise fees                                        (2.0)
   Other income                                           1.1
                                                       ------
                                                       $ 63.1
                                                       ======

         Restaurant revenues increased $72.6 million during the first quarter of 1997 due to the addition of the TPI restaurants acquired in September 1996. This increase was offset by a 1.9% decline in comparable store sales during the first quarter and a decline in revenue due to the closure of 51 under-performing restaurants during the first quarter of 1997 and the closure of 15 under-performing restaurants during 1996. The comparable store sales decrease of 1.9% during the first quarter of 1997 included a menu price increase of 2.0%, as compared with a comparable store sales decline of 2.0% in first quarter of 1996, which included a 1.4% menu price increase.

The following table summarizes the change in number of restaurants operated by the Company's continuing operations and its franchisees during the first quarter of 1997 and 1996:

                                                        First Quarter     First Quarter
                                                           1997              1996
                                                        -------------     -------------
Company-owned restaurants opened(1)                           5                23
Company-owned restaurants closed                            (51)               (4)
Franchised restaurants opened                                 2                 2
Franchised restaurants closed                               (10)              (32)
                                                            ----              ----
                                                            (54)              (11)
                                                            ====             =====

(1)Includes four and sixteen units acquired from franchisees during the first quarter of 1997 and 1996, respectively.

         Commissary and manufacturing revenues decreased $5.4 million or 12% during the first quarter of 1997 compared to the first quarter of 1996. This decline in revenues resulted from a decrease in the number of franchised or third-party restaurants being served by the Commissary when comparing the first quarters of 1997 and 1996. The decline is primarily due to the loss of Lee's Famous Recipe Chicken as a customer during the fourth quarter of 1996. In addition, manufacturing revenues declined as a result of the closure of the Company's bakery and coleslaw manufacturing operations during the latter half of 1996 and the loss of the revenues from those operations.

         Franchise fees declined $2.0 million or 31% in the first quarter of 1997 compared to the same period in the prior year as a result of a net decrease in franchised restaurants resulting principally from the Company's fourth quarter 1996 acquisition of 176 Shoney's and 67 Captain D's restaurants from TPI.

         Other income increased $1.1 million in the first quarter of 1997 as compared to the same quarter last year principally due to an increase in asset sales and additional revenue from an insurance service operation acquired from TPI during the fourth quarter of 1996.


COSTS AND EXPENSES

         Costs of sales increased during the first quarter of 1997 compared to the same period last year principally as a result of the acquisition of 176 Shoney's and 67 Captain D's restaurants in the fourth quarter of 1996. Cost of sales as a percentage of revenues for the first quarter of 1997 increased 1.6% over the same quarter in 1996 to 90.4% in 1997 as compared to 88.8% in 1996. Food and supplies costs decreased as a percentage of revenues due to the decline in comparable store sales and lower cost of sales in the Commissary operation. Commissary sales have a higher percentage food cost and lower operating expenses, as a percentage of revenue, when compared to the Company's restaurant operations. Food and supplies cost at the restaurant level were slightly lower (.25%) in the first quarter of 1997.

         Restaurant labor increased as a percentage of total revenues because of the decline in Commissary and manufacturing revenue and franchise revenues (which have no associated restaurant labor in their cost of sales). Restaurant labor as a percentage of restaurant revenues were 30.7% in the first quarter 1997 compared with 30.8% in 1996. Increased average wage rates at the restaurant level were offset by increased productivity at the Company's Shoney's Restaurants (as measured by higher sales per dollar of restaurant labor). Shoney's Restaurants labor costs as a percentage of restaurant revenues improved by 1% comparing the first quarter of 1997 with the same period last year. However, higher overall restaurant labor costs at Captain D's and the Company's Casual Dining restaurants mitigated the overall savings on a consolidated restaurant basis.

         Operating expenses increased as a percentage of revenues principally due to the decline in comparable store sales and because the restaurants acquired from TPI have lower average unit sales volumes than the Company's existing restaurants. The Company also experienced increased costs for utilities, increased transportation costs due to lease costs on transportation equipment acquired from TPI's Commissary along with higher fuel costs, and increased advertising and insurance expenses.

         General and administrative expenses increased by $4.9 million to $25.0 million in the first quarter of 1997 as compared with the same period last year. General and administrative expenses as a percentage of revenues increased from 6.7% in the first quarter of 1996 to 6.9% in the first quarter of 1997. [This increase resulted from higher salary costs and related payroll taxes ($1.7 million), increased telephone, travel, mailing, and office supplies costs ($1.2 million), increased goodwill amortization expense resulting from the acquisition of substantially all the assets of TPI ($0.8 million) and higher levels of legal, employee benefit and other costs ($1.2 million) associated with providing corporate support services for the additional restaurants acquired from TPI in the fourth quarter of 1996.] Salary costs have increased as a result of additional personnel and higher salaries paid to senior management personnel recruited during the prior year as the Company made significant personnel changes. During the latter part of the first quarter of 1997, management implemented a reorganization of the multi-unit management structure for the Shoney's Restaurant division which eliminated a layer of management. This reorganization was designed to improve management communication through a flatter organizational structure and to position the Company's strongest operations management personnel closer to the Company's restaurant customers. Additionally, this change is expected to decrease general and administrative expenses by approximately $3.5 million annually. In addition, the Company is completing an assessment (begun in the fourth quarter of 1996) of its general and administrative expense structure to lower corporate expenses to respond to the declines in revenues which are anticipated from the Company's plan to close under-performing restaurants and to focus on its core markets.

         Interest expense for the first quarter of 1997 increased $3.2 million as compared to the same period last year, principally due to a $2.1 million increase attributable to higher outstanding debt caused by the Company's borrowing to finance the acquisition of substantially all of the operating assets of TPI in the fourth quarter of 1996 coupled with lower operating cash flows in the first quarter of 1997. In addition, interest expense increased comparing the first quarter of 1997 and the first quarter of 1996 as a result of increased amortization of deferred debt issue costs ($437,000); additional interest expense for capital leases which were assumed in connection with the TPI acquisition ($399,000); and the increase in non-cash interest related to the Company's zero coupon subordinated debentures ($212,000).

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing from banks. The Company's cash provided by operating activities declined during fiscal 1996 and has declined slightly during the first quarter of 1997 as compared to the same period in the prior year. The decline in cash flow from operations is principally a result of a decline in the profitability of the Company's Shoney's Restaurants and a reduction in franchise profits resulting from the acquisition of the restaurants of the Company's largest franchisee in the fourth quarter of 1996.

         Management of the Company continues to believe that the implementation of performance and operational improvement programs in an expanded number of core markets for Shoney's Restaurants will produce improved results of operations and cash flow in 1997. While recent performance improvement efforts in test markets have produced positive comparable restaurant sales trends, the Shoney's Restaurant concept as a whole has yet to achieve sustained growth in comparable restaurant sales. Additionally, the family dining sector in which Shoney's Restaurants competes is experiencing intense competitive pressures and is in a weak overall sales environment. Accordingly, there are a variety of risk factors that will influence whether the Company is successful in improving the results of operations for its Shoney's Restaurants. These risk factors include, but are not limited to, factors such as the adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, employee turnover, retention of key management personnel and a variety of other factors. In the event that operational improvements and increased cash flows in the Company Shoney's Restaurants are not achieved, it is possible that the Company could experience difficulty meeting all of its bank debt covenants during fiscal 1998. In such event, the Company may be required to curtail its capital spending plans, explore further asset sales, obtain modifications to some or all of its credit agreements, or to refinance indebtedness. Management and its lenders are currently reviewing the Company's expected operating results for the remainder of fiscal 1997 and the Company plans to seek modifications to its debt agreements, if required, in advance of violation of any of its debt covenants. There can be no certainty that the Company can obtain a modification with its existing lenders and the Company could be required to refinance some or all of its debt. In the event such actions are necessary, it is possible that the Company's interest costs could increase.

         In 1996 the Company borrowed $100 million under a senior secured bridge loan to provide working capital and a source of financing for the acquisition of substantially all of the operating assets of TPI. Approximately $43 million of the bridge loan proceeds were used to retire indebtedness of TPI and the remainder was used to reduce amounts outstanding under the Company's revolving credit facility, reduce short-term debt and to provide working capital. The bridge loan bears interest at 2.5% over LIBOR with 0.5% increases in the interest rate effective 9, 12, and 18 months from September 9, 1996. The bridge loan converts to a term loan if not repaid by May 3, 1998 and such term loan has a bullet maturity in October 1999. If converted, the Company will be required to pay a fee equal to 3% of the outstanding balance of the bridge loan. At February 16, 1997, the amount outstanding under the Bridge Loan was $95.1 million. Management plans to retire the bridge loan prior to its conversion to a term facility and anticipates that it will obtain the funds for retirement either from proceeds from asset sales or by refinancing all or a portion of its debt.

         As more fully discussed in Note 9 to the consolidated condensed financial statements, the Company is a defendant in two class action lawsuits which allege the Company violated provisions of the Fair Labor Standards Act. In both lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, and attorney's fees and expenses, for an unspecified period of time, claiming that certain of Shoney's acts resulted in a tolling of the statute of limitations. Discovery is proceeding in both cases but is in a preliminary stage. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However; neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and no provision for any potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases that results in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

         During the first quarter of 1997, cash provided from operations was $4.4 million, an increase of $.4 million as compared to the first quarter of 1996. Cash provided by continuing operations for the first quarter of 1997 was $4.4 million as compared to $4.6 million in the same period last year. The Company reported a loss from operations in the first quarter of 1997 of ($13.8) million compared to net income of $24.1 million in 1996. However, the first quarter of 1997 included a $17.6 million non-cash charge ($11.2 million, net of tax) for the impairment of long-lived assets in connection with the Company's initial adoption of FASB Statement No. 121, "Accounting for Impairments of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of". Additionally, the first quarter of 1996 included a $22 million gain on disposal of discontinued operations and $400,000 of income (net of tax) from such discontinued operations. Excluding these unusual items from both years, the first quarter 1997 net loss would have been $2.6 million as compared to net income of $1.6 million in the first quarter of 1996, or a decline of $4.2 million. This decrease in net income was offset by higher depreciation and non-cash amortization (including goodwill), and an increase in deferred income taxes. The significant decrease in operating assets and liabilities in the first quarter of 1997 reflects significant declines in accounts payable, accrued expenses and federal income taxes offset somewhat by an increase in inventories. The inventory increase was related to the additional restaurants in operation from the TPI acquisition and an increase in the levels of fish and seafood inventory being held.

         Cash used by investing activities during the first quarter of 1997 totaled $8.3 million as compared to cash provided by investing activities of $17.4 million in the same quarter of 1996. The decrease in cash provided by investing activities of $25.7 million resulted from $51.3 million in proceeds from the sale of Mike Rose Foods in the first quarter of 1996 with no comparable item in 1997. This decline in cash flow was offset by a $21.0 million decrease in capital spending (in the first quarter of 1997) for property, plant and equipment and goodwill related to franchise acquisitions and a $4.6 million increase in proceeds from property disposals associated with the closure and sale of under-performing restaurants during the first quarter of 1997.

         During the first quarter of 1997, the Company's cash used by financing activities was $127,000 compared with $20.5 million in the same period in 1996. Significant 1997 financing activities included net borrowings of $12.7 million from short-term credit facilities offset by debt payments and capital lease obligations of $7.0 million and payments on the Company's litigation settlement of $5.7 million. Significant financing activity during the first quarter of 1996 included long-term debt reduction of $51.4 million from the proceeds from the sale of Mike Rose Foods, $27.0 million in borrowings under the Company's Revolver, net borrowings of $9.5 million from short-term credit facilities and payments of $5.9 million on the Company's litigation settlement.

         The Company had $135 million outstanding under its Revolver at February 16, 1997 and had approximately $12.7 million in letters of credit supported by the Revolver with a maximum available credit of $189.6 million. The maximum amount available under the Revolver will be reduced by $30 million in both April and October 1997. Currently, the Company's borrowings under the Revolver ($147.7 million) are below maximum available credit following the April 1997 reduction ($159.8 million); therefore, no principal payment is anticipated to meet the April 1997 reduction in available credit.

         In conjunction with the Company's market rationalization program, which focuses development and operational improvement resources on the Company's core southeastern markets, during the first quarter of 1997 the Company elected to close a number of under-performing restaurants. The Company plans to close a total of approximately 82 restaurants, of which 50 had been closed as of February 16, 1997 and the remainder are expected to be closed by the end of the fourth quarter. The Company is aggressively marketing these properties and leasehold interests and will utilize the proceeds to reduce its bridge loan or other debt for which these properties serve as collateral.

         The Company has identified an additional 75 restaurants which have been given increased supervisory management attention in an effort to immediately improve their financial performance. If the performance of these restaurants does not improve, management will consider their potential closure and sale to generate additional cash to reduce debt. Revenues were $23.7 million and loss before interest and taxes were $(2.4) million for this group of restaurants for the first quarter of 1997 and their carrying value was $27.2 million at February 16, 1997. In addition, the Company has approximately 72 surplus properties and 58 rental properties, most of which are former Company restaurants or parcels of land acquired for future expansion. Management will consider the sale of approximately 100 of these properties that are deemed to be marketable and will use the proceeds from any such sales to reduce debt.

         At February 16, 1997, the Company had cash and cash equivalents of approximately $9.9 million and had unsecured lines of credit totaling $30 million under which the Company had borrowed $14.8 million. On March 25, 1997, the Company was informed by one of its banks that the bank was withdrawing the Company's $10 million unsecured line of credit effective March 31, 1997. While the loss of this $10 million line of credit negatively impacts the Company's overall liquidity, management believes that it can adequately manage its cash requirements for the near term without replacing this source of credit.

         Capital expenditures for fiscal 1997 were budgeted to be approximately $65 million. In light of the Company's first quarter loss from operations and year-to-date negative comparable store sales trends being experienced by the Company's Shoney's Restaurants (which account for over 50% of the Company's revenue on a consolidated basis), management anticipates that it will reduce its capital spending in 1997 to balance its cash flow and to provide a margin of safety in the event operations do not improve as management expects. The reduction in capital spending will likely be achieved by postponement of the construction of new and replacement restaurants and the elimination of all non-essential operational capital spending. Such curtailment of new unit construction is not expected to materially impact 1997 results of operations. The Company plans to maintain capital spending for its planned remodeling of restaurants acquired from TPI; however, the Company may reduce such spending below the $10 million budgeted based on business results over the remainder of fiscal 1997. In the near term, the Company expects to be able to meet its needs for debt service, capital expenditures, the payments required by the litigation settlement and other general corporate purposes through cash generated by the Company's operations, the Company's credit facilities, and from the proceeds from disposition of real estate and other assets.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 27, 1997, is incorporated herein by this reference. See also Note 9 to the Notes to Consolidated Condensed Financial Statements at pages 10-11 of this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on March 26, 1997. At that time, there were present, in person or by proxy, 40,535,640 shares of the Company's common stock.

         (b) At the meeting, two items were submitted to a vote of shareholders: (1) the election of directors; and (2) a proposal to authorize and approve a stock bonus policy which will provide that formerly all-cash incentive bonuses of certain key officers shall be paid in equal increments of cash and Company common stock. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement and all such nominees were elected.

        (c) The results of voting for the election of directors at the Annual Meeting were as follows:

 Nominee                             For                   Withheld
 -------                          ----------              ---------
Dennis C. Bottorff                32,456,062              8,079,578
Carole F. Hoover                  32,456,407              8,079,233
Victoria B. Jackson               32,456,664              8,078,976
C. Stephen Lynn                   32,457,409              8,078,231
Jeffry F. Schoenbaum              35,719,025              4,816,615
B. Franklin Skinner               32,469,657              8,065,983
Cal Turner, Jr.                   35,714,009              4,821,631

There were no abstentions or broker non-votes in the election of directors.

         The results of voting for the approval of a stock bonus plan to provide that formerly all-cash incentive bonuses of certain key officers shall be paid in equal increments of cash and Company common stock were as follows:

                       For              Against                Withheld
                       ---              -------                --------
Bonus Proposal    30,847,077            8,651,409              1,037,154


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

        4.25 Modification Agreement No. 3 dated as of January 23, 1997 to Loan Agreement dated as of September 24, 1992 between the Company and CIBC Inc., filed as
                           Exhibit 4.25 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

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

        4.30 Modification Agreement No. 1 dated as of October 24,1996 to U.S. $270,000,000 Amended and Restated Reducing Revolving Credit Agreement, dated as of July 21, 1993, as amended and restated as of May 3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as
                           Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

        4.31 Modification Agreement No. 2 dated as of January 9, 1997 to U.S. $270,000,000 Amended and Restated Reducing Revolving Credit Agreement, dated as of July 21, 1993, as amended and restated as of May 3, 1996, among Shoney's, Inc., as the Borrower, CIBC Inc., acting through its Atlanta Office and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as
                           Exhibit 4.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

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

        4.33 Modification Agreement No. 1 dated as of October 24, 1996 to U.S. $100,000,000 Bridge Loan Credit Agreement, dated as of May 3, 1996, among Shoney's, Inc., as the Borrower, Canadian Imperial Bank of Commerce, and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

         4.34 Modification Agreement No. 2 dated as of January 9, 1997 to U.S. $100,000,000 Bridge Loan Credit Agreement, dated as of May 3, 1996, among Shoney's, Inc., as the Borrower, Canadian Imperial Bank of Commerce, and various other financial institutions now or hereafter parties hereto, as the Lenders, and Canadian Imperial Bank of Commerce acting through its New York Agency, as the Agent for the Lenders, filed as Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

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

         10.6 Amendment No. 5 dated as of October 25, 1996 to License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc., filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

         10.7 Stock Purchase and Warrant Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and Gulf Coast Development, Inc., filed as Exhibit
                           28.8 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference.

         10.8 Warrant Purchase Agreement dated as of October 25, 1996 between Shoney's Investments, Inc. and ShoLodge, Inc., filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

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

         10.11 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

         10.12             Shoney's, Inc. Stock Option Plan, filed as Exhibit
                           4.7 to Post Effective Amendment No. 4 to the
                           Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on April 11, 1990, and incorporated herein by this reference.

         10.13             Shoney's, Inc. Stock Option Plan, filed as Exhibit
                           10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

         10.14 Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 33-605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

         10.15 Shoney's, Inc. Employee Stock Purchase Plan, as amended through December 17, 1996, filed as Exhibit
                           10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

         10.16             Shoney's, Inc. Employee Stock Bonus Plan, filed as
                           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 filed with the Commission on January 31, 1994, and incorporated herein by this reference.

         10.17 Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit 4.38 to the Company's Registration Statement on Form S-8 File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.

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


         10.23 Amended and Restated Agreement dated as of May 1, 1996 between the Company and Charles E. Porter, as amended through December 17, 1996, filed as Exhibit
                           10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

         10.24 Employment Agreement dated as of November 1, 1996 between the Company and W. Craig Barber, as amended through December 17, 1996, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996 filed with the Commission on January 27, 1997, and incorporated herein by this reference.

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

         10.26 Employment Agreement dated as of November 1, 1996 between the Company and Robert M. Langford.

         10.27             Asset Sale and Purchase Agreement dated as of July
                           7, 1995, by and among Shoney's, Inc., as Seller and RTM, Inc., as Buyer, relating to the sale of the assets comprising the Company's "Lee's Famous
                           Recipe" division, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         10.28 Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc., filed as Exhibit
                           10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         10.29             Amendment No. 1 dated as of November 10, 1995 to
                           Stock Purchase Agreement dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc., filed as Exhibit
                           10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

         10.30 Supply Agreement dated as of November 17, 1995 between the Company and Mike Rose Foods, Inc., filed as Exhibit 10.25 to the Company's Annual Report on
                           Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 29, 1996, and incorporated herein by this reference.

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


Date: April 2, 1997                  By:  /s/ W. Craig Barber
                                        ----------------------------------
                                     W. Craig Barber
                                        Senior Executive Vice President,
                                        Chief Administrative Officer,
                                        And Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)