Form 10-Q
period 1997-05-11
SHONEYS INC
filed 1997-06-25
CIK 89902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 11, 1997
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ________ TO ________


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
                                              -----      -----

     As of June 20, 1997, there were 48,568,109 shares of Shoney's, Inc., $1 par value common stock outstanding.

================================================================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                                SHONEY'S, INC. AND SUBSIDIARIES
                             Consolidated Condensed Balance Sheet
                                         (Unaudited)

                                                                May 11,          October 27,
                                                                 1997               1996
                                                             -------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  10,963,322     $  13,968,882
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,617,000 in 1997
     and $1,504,000 in 1996                                     11,347,439        13,012,160
  Inventories                                                   46,501,010        44,248,060
  Deferred income taxes and other current assets                42,973,191        38,496,158
  Net assets held for disposal                                  46,357,104        16,605,300
                                                             -------------     -------------
     Total current assets                                      158,142,066       126,330,560

Property, plant and equipment, at cost                         813,173,725       865,150,325
Less accumulated depreciation and amortization                (324,553,686)     (317,243,085)
                                                             -------------     -------------
    Net property, plant and equipment                          488,620,039       547,907,240

Other assets:
  Goodwill (net of accumulated amortization of
     $1,975,000 in 1997 and $622,000 in 1996)                   52,367,433        57,021,411
  Deferred charges and other intangible assets                   5,554,389         7,289,488
  Other assets                                                   7,483,759         8,532,742
                                                             -------------     -------------
     Total other assets                                         65,405,581        72,843,641
                                                             -------------     -------------
                                                             $ 712,167,686     $ 747,081,441
                                                             =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                           $  34,595,753     $  44,746,056
  Federal and state income taxes                                                   3,614,019
  Other accrued liabilities                                    107,734,657       110,294,109
  Reserve for litigation settlement due within one year         27,237,072        22,887,523
  Debt and capital lease obligations
      due within one year                                       87,320,993        33,823,795
                                                             -------------     -------------
     Total current liabilities                                 256,888,475       215,365,502

Long-term senior debt and
   capital lease obligations                                   270,062,121       334,180,233
Zero coupon subordinated convertible debentures                 99,731,633        95,357,650
Subordinated convertible debentures, net of
   bond discount of $4,232,000 in 1997 and
   $4,561,000 in 1996                                           47,331,189        47,002,392
Reserve for litigation settlement                                  328,668        16,000,000

Deferred credits:
  Income taxes                                                  22,709,295        17,923,295
  Income and other liabilities                                  22,634,676        20,724,789

Shareholders' equity (deficit):
  Common stock, $1 par value: authorized
      200,000,000 shares; issued 48,568,109 in 1997
      and 48,458,231 in 1996                                    48,568,109        48,458,231
  Additional paid-in capital                                   114,428,140       113,889,253
  Unrealized gain on securities available for sale                  25,106           243,481
  Retained earnings (accumulated deficit)                     (170,539,726)     (162,063,385)
                                                             -------------     -------------
     Total shareholders' equity (deficit)                       (7,518,371)          527,580
                                                             -------------     -------------
                                                             $ 712,167,686     $ 747,081,441
                                                             =============     =============

See notes to consolidated condensed financial statements

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                Twenty-eight Weeks Ended
                                                                 May 11,           May 12,
                                                                  1997              1996
                                                             -------------     -------------
Revenues
  Net sales                                                  $ 646,191,555     $ 544,155,710
  Franchise fees                                                 8,027,143        11,755,188
  Other income                                                   4,480,346         1,977,954
                                                             -------------     -------------
                                                               658,699,044       557,888,852


Costs and expenses
 Cost of sales                                                 586,559,854       488,681,620
 General and administrative expenses                            43,267,361        36,520,442
 Impairment write down of long-lived assets                     17,612,067
 Interest expense                                               24,567,103        18,965,217
                                                             -------------     -------------
     Total costs and expenses                                  672,006,385       544,167,279
                                                             -------------     -------------

Income (loss) from continuing operations before income taxes   (13,307,341)       13,721,573

Provision for (benefit from) income taxes                       (4,831,000)        5,667,000
                                                             -------------     -------------
Income (loss) from continuing operations                        (8,476,341)        8,054,573

Income from discontinued operations, net of income taxes                             397,816

Gain on sale of discontinued operations, net of income taxes                      22,080,375
                                                             -------------     -------------
Net income (loss)                                            $  (8,476,341)    $  30,532,764
                                                             =============     =============




Earnings per common share
     Primary:
        Income (loss) from continuing operations                    ($0.17)            $0.19
        Income from discontinued operations                                             0.01
        Gain on sale of discontinued operations                                         0.53
                                                                     -----             -----
        Net income (loss)                                           ($0.17)            $0.73
                                                                     =====             =====

     Fully diluted:
        Income (loss) from continuing operations                    ($0.17)            $0.22
        Income from discontinued operations                                             0.01
        Gain on sale of discontinued operations                                         0.47
                                                                     -----             -----
        Net income (loss)                                           ($0.17)            $0.70
                                                                     =====             =====


Weighted average shares outstanding
     Primary                                                    48,556,513        41,673,605

     Fully diluted                                              48,556,513        46,895,656


Common shares outstanding                                       48,568,109        41,650,573

Dividends per share                                                   NONE              NONE


See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                   Twelve Weeks Ended
                                                                May 11,           May 12,
                                                                 1997              1996
                                                             -------------     -------------
Revenues
  Net sales                                                  $ 289,448,554     $ 251,372,788
  Franchise fees                                                 3,672,367         5,445,261
  Other income                                                   2,287,790           893,710
                                                             -------------     -------------
                                                               295,408,711       257,711,759


Costs and expenses
 Cost of sales                                                 258,285,541       222,213,541
 General and administrative expenses                            18,231,432        16,381,048
 Interest expense                                               10,582,356         8,147,363
                                                             -------------     -------------
     Total costs and expenses                                  287,099,329       246,741,952
                                                             -------------     -------------
Income from continuing operations before income taxes            8,309,382        10,969,807

Provision for income taxes                                       3,016,000         4,544,000
                                                             -------------     -------------
Net income                                                   $   5,293,382     $   6,425,807
                                                             =============     =============







Earnings per common share
  Primary:
    Net income                                                       $0.11             $0.15



  Fully diluted:
    Net income                                                       $0.11             $0.15




Weighted average shares outstanding
  Primary                                                       48,588,517        41,725,679

  Fully diluted                                                 48,588,517        41,725,679




Common shares outstanding                                       48,568,109        41,650,573

Dividends per share                                                   NONE              NONE





See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                        Twenty-eight Weeks Ended
                                                                        May 11,           May 12,
                                                                         1997              1996
                                                                     -------------     -------------
Operating activities
  Net income (loss)                                                  $  (8,476,341)    $  30,532,764
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Income from discontinued operations, net of taxes                                 (397,816)
          Gain on sale of discontinued operations, net of taxes                          (22,080,375)
          Depreciation and amortization                                 29,092,194        23,587,514
          Amortization of deferred charges and other
              non-cash charges                                           7,780,671         5,922,129
          Impairment write down of long-lived assets                    17,612,067
          Change in deferred income taxes                                4,786,000         3,897,000
          Changes in operating assets and liabilities                  (18,523,002)      (14,394,348)
                                                                     -------------     -------------
                 Net cash provided by continuing operating
                     activities                                         32,271,589        27,066,868
                 Net cash used by discontinued operating
                     activities                                                             (655,622)
                                                                     -------------     -------------
                 Net cash provided by operating activities              32,271,589        26,411,246


Investing activities
  Cash required for property, plant and equipment                      (26,290,545)      (47,154,734)
  Proceeds from disposal of property, plant
     and equipment                                                      12,993,237         4,128,630
  Proceeds from disposal of discontinued operations                                       51,279,601
  Cash required for other assets                                           (99,431)       (5,012,751)
                                                                     -------------     -------------
                Net cash (used) provided by investing activities       (13,396,739)        3,240,746



Financing activities
  Payments on long-term debt and
     capital lease obligations                                         (14,523,696)      (72,060,630)
  Proceeds from long-term debt                                                            47,000,000
  Net proceeds from short-term borrowings                                4,062,000         7,607,000
  Payments on litigation settlement                                    (11,321,783)      (11,560,350)
  Cash required for debt issue costs                                      (252,648)       (2,753,171)
  Proceeds from exercise of employee stock options                         155,717           421,813
                                                                     -------------     -------------
                Net cash used by financing activities                  (21,880,410)      (31,345,338)
                                                                     -------------     -------------

  Change in cash and cash equivalents                                $  (3,005,560)    $  (1,693,346)
                                                                     =============     =============











See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  May 11, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1997 presentation. Operating results for the twelve and twenty-eight week periods ended May 11, 1997 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 26, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 27, 1996.


NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of fiscal 1997. Based on a review of the Company's restaurants which had incurred operating losses or had negative cash flow during fiscal 1996 and a review of the cash flow from individual restaurant properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 was $17.6 million ($11.2 million, net of taxes). Approximately $11.2 million of the asset impairment write down related to properties that are held for disposal and approximately $6.4 million related to assets to be held and used in the Company's operations. In connection with the Company's market rationalization program, which involves a strategic shift to focus resources for the Company's restaurant operations into its core 13 state southeastern market, the Company announced on January 21, 1997, that it was closing approximately 55 under-performing restaurants and would sell those assets and use the net proceeds to reduce the Company's bank debt. In addition to these 55 under-performing restaurants, which were targeted for immediate closure, the Company identified 27 other restaurant properties that it intends to sell, however, the Company has elected to operate these restaurants until buyers are found. During the first two quarters of 1997, these restaurants had revenues of $26.1 million and reported operating losses before interest and taxes of $(5.0) million. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal. At May 11, 1997, the value of the 157 properties to be disposed of (including restaurants closed and to be closed, rental properties, and surplus properties) was $46.4 million and is reflected on the balance sheet as net assets held for disposal.

Management's projections of the expected future undiscounted cash flows from these restaurants indicated that such cash flows were insufficient to recover the asset carrying value; therefore, such carrying values were written down to fair values less estimated costs to sell. Under SFAS 121, the potential impairment evaluation is made on an individual restaurant basis and involves considerable management judgment as to the expected future sales and profitability of each individual restaurant. Actual results of these restaurants are likely to differ from management's estimates.


NOTE 3 - ACQUISITIONS

As of September 9, 1996, the Company completed the acquisition of substantially all the assets of TPI Enterprises, Inc. ("TPI") which operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price was $164.4 million consisting of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of TPI 8.25% convertible subordinated debentures, the assumption or satisfaction of all remaining TPI debt of approximately $59.1 million, transaction costs of $3.0 million and net of $3.7 million cash acquired. The Company borrowed $100 million under a bridge loan to finance the acquisition and to provide additional liquidity and working capital for the Company. Approximately $43 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

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

At May 11, 1997, the Company had closed 27 of the acquired Shoney's Restaurants, two commissary and distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. The Company closed 18 of the acquired Shoney's Restaurants during the first half of 1997 and plans to close an additional 7 of the acquired Shoney's restaurants in connection with the Company's strategic focus of its restaurant operations in its core 13 state southeastern market. The majority of these restaurants had been targeted for closure during the Company's due diligence process as under-performing units. These units are included in the group of restaurants which, in the first quarter of 1997, the Company announced would be closed during fiscal 1997 (see Note 2). Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees, costs for leased property and equipment, and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21 million. The Company plans to dispose of the owned property and equipment either by sale or lease. For leased property and equipment, the Company will seek to terminate the leases or to enter into subleases or lease assignments covering the remaining term of the leases. During the second quarter of 1997, the TPI corporate office lease was terminated upon its assumption by a new tenant and one of the TPI commissaries has been subleased to a new tenant.


NOTE 4 - DISCONTINUED OPERATIONS AND RESTRUCTURING

In January 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the decision to divest certain non-core lines of business including Lee's Famous Recipe, Pargo's and Fifth Quarter restaurants, as well as Mike Rose Foods, Inc., a private label manufacturer of food products. In July 1995 the Company made a decision to retain the Pargo's and Fifth Quarter restaurants and to combine them with its BarbWire's concept to form a casual dining group (See Note 11).

The Company sold its Lee's Famous Recipe Chicken restaurants, in October 1995, to RTM Restaurant Group for $24.5 million cash and a $4 million promissory note. The transaction removed the Company from the fast-food chicken line of business. The promissory note is due in monthly installments over five years, is guaranteed by RTM, Inc. and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise license agreements of Lee's Famous Recipe. The balance of the note receivable from RTM was $2.7 million at May 11, 1997.

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


NOTE 5 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The fully diluted earnings per share calculation includes the assumed conversion of the Company's two issues of subordinated convertible debentures. This calculation adjusts earnings for the interest that would not be paid if such debentures were converted. The primary and fully diluted earnings per share for the second quarter and first two quarters of 1997 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the first two quarters of 1997. No consideration was given to either of the convertible debentures for the second quarters of 1997 and 1996 and first two quarters of 1997 because the effect was anti-dilutive. The fully diluted earnings per share from continuing operations for the first two quarters of 1996 are anti-dilutive, but have been presented on a fully diluted basis, as required under generally accepted accounting principles, because fully diluted net income per share was less than primary net income per share.


NOTE 6 - INCOME TAXES

Income taxes for the twenty-eight week periods ended May 11, 1997 and May 12, 1996 were provided based on the Company's estimate of its effective tax rates (36.3% and 41.3%) for the entire respective fiscal years.

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


NOTE 7 - SENIOR DEBT

The Company has a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which matures in October 1999 with scheduled reductions in the aggregate credit facility that began in October 1995. The maximum amount available under the Revolver at May 11, 1997 was $159.6 million. The next scheduled reductions in the maximum amount available under the Revolver of $30 million and $37.5 million will occur in October 1997 and April 1998, respectively. At May 11, 1997, the Company had $135 million borrowed under the Revolver and had outstanding letters of credit of $12.7 million which also were supported by the Revolver. The interest rate for this facility is a floating rate (the London Interbank Offered Rate ("LIBOR") plus 2%) and was 7.68% at May 11, 1997.

During the second quarter of 1996, the Company obtained a senior secured Bridge Loan for $100 million from a bank ("Bridge Loan"). The Bridge Loan was obtained to provide a source of financing for the 1996 acquisition of substantially all of the assets of TPI, as well as to provide additional liquidity and working capital for the Company (See Note 3). The Company borrowed $20 million under the Bridge Loan concurrent with its execution, and those proceeds were used to reduce the outstanding balance under the Company's Revolver. The remaining $80 million available under the Bridge Loan was drawn September 9, 1996 concurrent with the closing of the acquisition. The Bridge Loan bears interest at LIBOR plus 2.5% (or the announced Alternative Base Rate of the bank plus 1.5%) with 0.5% increases in the interest rate effective June 1997, September 1997 and March 1998. The Bridge Loan converts to a term loan on May 3, 1998 if not repaid on or before that date and the term loan will mature October 22, 1999. Upon conversion to a term loan, the Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge Loan at the conversion date. Under the terms of the Bridge Loan, the Company is generally required to apply all proceeds from asset sales to reduce the Bridge Loan unless such assets were encumbered by a mortgage financing arrangement. At May 11, 1997, the balance outstanding under the Bridge Loan was $91.4 million and the interest rate was 8.32%.

At May 11, 1997, the Company had unsecured lines of credit of $22.1 million under which the Company had borrowed $6.2 million. The interest rate on the facility was 8.5% at May 11, 1997.

Substantially all material assets of the Company have been pledged as collateral for the Company's various credit agreements. The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants. The Company was in compliance with all of its debt covenants as of May 11, 1997.

     The Company has $115 million of debt and litigation payments due in the next twelve months and expects to incur cash interest expense of approximately $32 million in that same time period resulting in total cash needs before income taxes and capital expenditures of approximately $147 million. The Company does not expect its cash flow from operations, supplemented by its available lines of credit, to be sufficient to meet these obligations and to provide cash needed for capital expenditures. Management believes that the completion of its market rationalization program and successful completion of planned asset sales associated therewith, the elimination of under-performing units and improvements in the Company's core restaurant operations will produce long term improvements in cash flow that will give the Company sufficient cash flow to invest in its core business and repay all of its debt obligations. The Company currently anticipates that it will seek to modify its existing credit agreements to provide the Company more liquidity, to modify certain financial covenants, and to extend the time to repay its obligations. There can be no assurances that the Company will be successful in obtaining the cooperation of its lenders to effect necessary modifications to its lending agreements or that it will achieve the improvement in operating cash flows from its restaurants that are expected.


NOTE 8 - RESERVE FOR LITIGATION SETTLEMENT

In January 1993, court approval was granted for a consent decree settling litigation against the Company and a former chairman. The litigation was certified a class, under Title VII of the Civil Rights Act of 1964, consisting of black restaurant employees, to represent claims of alleged discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts and the class period was from February 4, 1988 through April 19, 1991.

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $2.3 million in applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. Under the terms of the consent decree, payments, without interest, are made quarterly and the remaining payments are $5.5 million each due June 1, 1997, September 1, 1997, and December 1, 1997 and a final payment of $10.0 million due March 1, 1998.


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

On December 31, 1996, J&J Seafood, Inc. filed a third lawsuit against the Company, certain members of the Captain D's franchisee advisory council and two suppliers styled J&J Seafood, Inc. v. Shoney's, Inc. et al., which was filed in the Chancery Court of Tennessee in Wilson County. The Plaintiff seeks class certification for two unspecified classes of allegedly similarly situated plaintiffs. Some allegations in the lawsuit are similar to claims made in the Plaintiff's previous two lawsuits against the Company. In addition, this complaint alleges interference with prospective business advantage, wrongful appropriation, forgery, fraud, breach of the covenant of good faith and fair dealing, RICO violations and that the Company improperly collects and retains sales taxes that are not owed. The complaint seeks damages in excess of $10 million on each of the seven counts, plus punitive damages. The complaint also seeks damages of $70 million, trebled, on the RICO claim. On January 31, 1997, all defendants removed the case to the U.S. District Court in Nashville, Tennessee. Thereafter, the plaintiffs filed a motion to remand which has been denied. On March 10, 1997, the Company filed motions to dismiss or for summary judgment on all counts and to deny class certifications. Those motions are pending as are similar motions filed by all other defendants.

The Company and J&J Seafood, Inc. entered into a Settlement Agreement on May 30, 1997. Pursuant to the terms of that agreement, the Company will purchase the Captain D's restaurant operated by J&J Seafood, Inc. for approximately $900,000. In addition, J&J Seafood, Inc. and the Company will execute mutual releases and all litigation will be dismissed with respect to all defendants. The transaction is scheduled to close on June 27,1997. Subsequent to closing, only the claims asserted by Sunbelt Restaurant Management, Inc. against the Company in the lawsuit referenced above would remain.

Management believes it has substantial defenses to the claims made and intends to vigorously defend these cases in the event that the settlement is not consummated. In the opinion of management, based upon information currently available, the ultimate liability with respect to these cases will not materially affect the operating results or the financial position of the Company.

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of Robert Belcher, et al. v. Shoney's, Inc. in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status, and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cut-off date set by the Court, approximately 190 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of Bonnie Belcher, et al. v. Shoney's, Inc. in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in this suit as of the cutoff date set by the Court. After the cut-off date set by the Court, approximately 1,625 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

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

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.


NOTE 10 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

As of May 11, 1997, the Company owned approximately 6,500 shares of common stock of ShoLodge, Inc. ("ShoLodge") obtained as consideration for the 1994 sale of the Company's minority interest in four Shoney's Inns to ShoLodge. During the second quarter the Company sold approximately 30,000 shares of ShoLodge common stock and realized a gain of approximately $171,000. At May 11, 1997, the Company's investment in ShoLodge common stock had a fair value of $76,000 and the Company had an unrealized gain of approximately $25,000. During 1996, the Company also owned additional shares and certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. During 1996 and 1997, under the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the ShoLodge common stock and certain of these warrants were classified as securities available for sale. These ShoLodge common shares and warrants have been carried at their fair value and increases and decreases in fair value are reflected as a component of shareholders' equity.

During the second quarter and first two quarters of 1996, the Company recorded unrealized gains of $1.5 million and $2.8 million, respectively, on its investment in ShoLodge common stock and warrants.

NOTE 11 - SUBSEQUENT EVENTS

On May 28, 1997 the Company entered into an agreement, subject to Board approval, to sell five of its seven BarbWire's Steakhouse restaurants to TW - TENNESSEE, LLC. Pursuant to the terms of the agreement, the Company would be permitted to continue to operate the remaining two BarbWire's restaurants; however, the Company plans to close the remaining two BarbWire's restaurants by the end of fiscal 1997 and will sell or lease the underlying real property. The expected sales proceeds for the five restaurants to be sold of $5 million approximates the carrying value of the related assets. The transaction is expected to close on or around June 30, 1997. The remaining two BarbWire's restaurants are expected to be disposed of for amounts that will approximate their net book value resulting in no material gain or loss. BarbWire's concept revenues were approximately $2.4 million and $5.4 million for the second quarter and first two quarters of fiscal 1997, respectively, and had losses before taxes and interest of $(96,000) and $(265,000) for the second quarter and first two quarters of fiscal 1997, respectively.

        On June 16, 1997, two shareholders (representing beneficial ownership of approximately 8% of the Company's outstanding common stock) filed materials with the Securities and Exchange Commission purporting to call a special meeting of the Company's shareholders seeking, among other things, to remove all of the Company's directors and to elect seven new directors. The removal and replacement of the Company's existing directors at a special meeting would constitute an event of default under the Company's Revolver and the Bridge Loan. The total amount of indebtedness and letters of credit supported by these facilities at May 11, 1997 was $239.1 million. In addition, holders of approximately $51.6 million principal amount of convertible subordinated debentures would be entitled to tender these debentures for repayment upon the occurrence of such an event. Moreover, substantially all of the Company's other senior indebtedness have cross-default provisions which would permit the lenders to accelerate repayment of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The second quarter and first two quarters of fiscal 1997 and 1996 covered periods of twelve and twenty-eight weeks, respectively. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including the financial impact of the recently proposed election contest, anticipated financial performance, availability of financing, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, turnover and retention of key management personnel and a variety of other factors. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

     On September 9, 1996, the Company completed the acquisition of substantially all of the operating assets of TPI Enterprises, Inc. ("TPI"), which as the Company's largest franchisee, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the second quarter and first two quarters of 1997 financial statements with no comparable amounts in the same periods of 1996.


RESULTS OF OPERATIONS

REVENUES

     Revenues from continuing operations for the second quarter of 1997 increased 15% ($37.7 million) to $295.4 million as compared to revenues of $257.7 million in the second quarter of 1996. For the first two quarters of 1997, revenues increased 18% ($100.8 million) to $658.7 million as compared to the same period in 1996. The following table summarizes the components of the increase in revenues:

                                                          $ in Millions
                                                 ------------------------------
                                                   12 Weeks          28 Weeks
                                                 Ended May 11,     Ended May 11,
                                                     1997              1997
                                                 -------------     ------------
          Restaurant revenue                        $ 43.3             $113.1
          Commissary and other sales                  (5.2)             (11.1)
          Franchise fees                              (1.8)              (3.7)
          Other income                                 1.4                2.5
                                                    ------             ------
                                                    $ 37.7             $100.8
                                                    ======             ======

     Restaurant revenues increased $43.3 million during the second quarter and $113.1 million during the first two quarters of 1997 principally due to the addition of the TPI restaurants acquired in September 1996. This increase was partially offset by a 4.3% decline in comparable store sales during the second quarter and a 3.0% decline in comparable store sales in the first two quarters of 1997. Revenues also declined due to the closure of 57 under-performing Shoney's Restaurants during the first two quarters of 1997 and the closure of 11 under-performing restaurants during the later half of 1996. The comparable store sales decrease of 4.3% during the second quarter of 1997 included a 1.8% menu price increase. The comparable store sales decline of 3.0% in first two quarters of 1997 included a 1.9% menu price increase.

     The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first two quarters of 1997 and 1996:

                                                  28 Weeks          28 Weeks
                                                    1997              1996
                                                  --------          --------
Company-owned restaurants opened(1)                    9                30
Company-owned restaurants closed                     (59)               (4)
Franchised restaurants opened                          4                 5
Franchised restaurants closed(1)                     (16)              (48)
                                                     ----              ----
                                                     (62)              (17)
                                                     ====             =====

(1) Includes five and seventeen units acquired from franchisees during the first two quarters of 1997 and 1996, respectively.

     The Company has initiated a number of operational performance improvement initiatives for its Shoney's Restaurants over the past year and additional initiatives are planned. Management believes that these actions are necessary steps in returning the Shoney's Restaurants to higher levels of sales and profitability. These performance improvement efforts have begun to produce positive comparable store sales trends in test markets, however, the Company's Shoney's Restaurants continue to experience negative comparable store sales overall. Shoney's Restaurants reported comparable store sales declines of 3.6% and 3.2% for the second quarter and first two quarters of 1997, respectively, including the effects of menu price increases of 2.3% in the second quarter and 2.4% in the first two quarters of 1997.

     The Company's Captain D's restaurants, which had experienced positive comparable store sales through the first quarter, reported negative comparable store sales in the second quarter of 4.6% and negative 1.2% for the first two quarters of 1997, including the effects of menu price increases of 1.1% in both the quarter and first two quarters of 1997. Management believes that the decline in sales at Captain D's are principally the result of relatively less effective Captain D's advertising in the fiscal 1997 period. Management has addressed this decline in comparable store sales by adopting a number of initiatives including a new advertising campaign.

     Commissary, manufacturing and other revenues declined $5.2 million (13%) during the second quarter of 1997 and declined $11.1 million (13%) for the first two quarters of 1997 as compared to the same periods last year. This decline in revenues resulted from a decrease in the number of franchised or third-party restaurants being served by the Commissary coupled with variations in the volume purchased by customers. The decline is primarily due to the loss of Lee's Famous Recipe Chicken as a customer during the fourth quarter of 1996 as well as a net reduction of 27 units in franchised restaurants serviced. Manufacturing revenues declined as a result of the closure of the Company's bakery and coleslaw manufacturing operations during the latter half of 1996 and a $1.1 million decline in sales from the Company's meat processing plant largely due to loss of outside sales to TPI following the acquisition of their restaurants.

     Franchise fees declined $1.8 million (33%) in the second quarter of 1997 and declined $3.7 million (32%) in the first two quarters of 1997 as compared to the same periods in the prior year. This decrease is a direct result of a net decrease in franchised restaurants resulting principally from the Company's fourth quarter 1996 acquisition of 176 Shoney's and 67 Captain D's restaurants from TPI.

     Other income increased $1.4 million and $2.5 million, respectively, in the second quarter and first two quarters of 1997 as compared to the same periods last year principally due to an increase in asset sales and additional revenue from an insurance service operation acquired from TPI during the fourth quarter of 1996.

COSTS AND EXPENSES

     Costs of sales increased during the second quarter and first two quarters of 1997 compared to the same period last year principally as a result of the acquisition from TPI of 176 Shoney's and 67 Captain D's restaurants in the fourth quarter of 1996. Cost of sales as a percentage of revenues for the second quarter of 1997 increased 1.2% over the same quarter in 1996 to 87.4% in 1997. Costs of sales, as a percentage of revenues, increased by 1.4% for the first two quarters of 1997 to 89.0% as compared with 87.6% for the same period last year. Food and supplies costs decreased as a percentage of revenues due to the decline in commissary sales. Commissary sales have a much higher percentage of food cost and lower operating expenses, as a percentage of revenue, when compared to the Company's restaurant operations and therefore, when outside commissary sales decline, consolidated food and supplies expense, as a percentage of revenues, decreases. Food and supplies cost at the restaurant level were essentially unchanged for the second quarter and first two quarters of 1997 compared to the same periods in the prior year.

     Restaurant labor increased as a percentage of total revenues because of the decline in Commissary revenue and franchise revenues (which have no associated restaurant labor in their cost of sales). Restaurant labor as a percentage of restaurant revenues was 30.1% in the second quarter of 1997 compared with 30.3% in 1996 and was 30.4% for the first two quarters of 1997 as compared with 30.6% in the first two quarters of 1996. Increased average wage rates at the restaurant level were offset by increased productivity at the Company's Shoney's Restaurants (as measured by higher sales per dollar of restaurant labor). Shoney's Restaurants labor costs as a percentage of restaurant revenues improved by .5% comparing the second quarter of 1997 with the same period last year and had improved .75% comparing the first two quarters of 1997 and 1996. However, higher overall restaurant labor costs as a percentage of restaurant revenues at Captain D's and the Company's Casual Dining restaurants mitigated these savings for combined restaurant operations.

     Operating expenses increased as a percentage of revenues in the second quarter and first two quarters of 1997 as compared to the same periods in 1996. This increase was principally due to the decline in comparable store sales (for Company restaurant combined) of 4.3% and 3.0% for the second quarter and first two quarters of 1997, respectively, and because the restaurants acquired from TPI (in the fourth quarter of 1996) have lower average unit sales than the Company's existing restaurants. The Company also experienced increased costs for utilities, increased transportation costs due to lease costs on transportation equipment acquired from TPI's Commissary, higher fuel costs, and increased expenses for repairs and maintenance, advertising and insurance.

     General and administrative expenses increased by $1.8 million and $6.8 million in the second quarter and first two quarters of 1997, respectively, as compared with the same periods last year. General and administrative expenses as a percentage of revenues decreased from 6.4% in the second quarter of 1996 to 6.2% in the second quarter of 1997 due principally to higher revenues in 1997 from the restaurants acquired from TPI and the effects of 1997 expense control measures implemented during the second quarter. For the first two quarters of 1997, general and administrative expenses as a percentage of revenues increased to 6.6% as compared to 6.5% in the same periods last year as increased expense levels exceeded the additional revenues from the TPI restaurants. The increase in general and administrative expenses for the first two quarters of 1997 resulted from a number of factors, including $1.1 million of increased goodwill amortization expense resulting from the acquisition of substantially all the assets of TPI. The Company has taken steps to reduce its corporate general and administrative expenses in conjunction with implementing its market rationalization program.

     Interest expense for the second quarter and first two quarters of 1997 increased $2.4 million and $5.6 million, respectively, as compared to the same periods last year. Interest costs increased principally due to higher outstanding debt used to finance the acquisition of substantially all of the operating assets of TPI in the fourth quarter of 1996. In addition, interest expense increased comparing the second quarter of 1997 and the second quarter of 1996 as a result of increased amortization of deferred debt issue costs, additional interest expense for capital leases which were assumed in connection with the TPI acquisition, and the increase in non-cash interest related to the Company's zero coupon subordinated debentures.

The following table summarizes the components of the change in pretax profits:

                                                  EARNINGS BEFORE INTEREST AND TAXES (EBIT)
                                                                ($ in millions)
                                                 28 Weeks           28 Weeks
                                                  Ended              Ended           Increase
                                               May 11, 1997       May 12, 1996      (Decrease)
                                               ------------       ------------       --------
     Restaurants                                  $15.7               $14.7           $ 1.0
     Commissary & Manufacturing                     5.7                 6.0             (.3)
     Franchising                                    5.6                 9.1            (3.5)
     Other                                          1.9                 2.9            (1.0)
                                                  -----               -----           -----
              Total                                28.9                32.7            (3.8)
     Interest Expense                             (24.6)              (19.0)           (5.6)
                                                  -----               -----           -----
     Pretax Profit(1)                             $ 4.3               $13.7           $(9.4)
                                                  =====               =====           =====

(1) Excludes the $17.6 million non-cash charge ($11.2 million, net of tax) for the initial adoption of SFAS 121 (asset impairments) recorded in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing, principally from banks. The Company's cash provided by operating activities improved by approximately $5.9 million during the first two quarters of 1997 compared with the same period in 1996. The Company incurred a loss from operations in the first two quarters of 1997, which included the effects of a non-cash charge for asset impairments of $17.6 million ($11.2 million net of taxes) in the first quarter of 1997. The first quarter of 1996 included a non-recurring gain on sale and income from discontinued operations totaling approximately $22.4 million (net of taxes). Cash flow increased despite the decline in net income because of the significant non-cash charges, principally related to the September 1996 acquisition of substantially all of the assets of TPI, and the non-cash asset impairment charge. Lower income taxes as a result of the decline in pretax income were partially offset by a decline in operating assets and liabilities.

     As more fully discussed in Note 9 to the consolidated condensed financial statements, the Company is a defendant in two class action lawsuits which allege the Company violated provisions of the Fair Labor Standards Act. Discovery is proceeding in both cases but is in a preliminary stage. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and accordingly, no provision for any potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases resulting in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

     Cash used by investing activities during the first two quarters of 1997 totaled $13.4 million compared to cash provided by investing activities of $3.2 million in the same period of 1996. The decrease in cash provided by investing activities of $16.6 million resulted because the Company had $51.3 million in proceeds from the sale of Mike Rose Foods in the first quarter of 1996. This decrease in cash flow was offset by a $25.8 million decrease in capital spending for property, plant and equipment and goodwill arising from franchise acquisitions during the first two quarters of 1997 as compared to the same period last year. The Company also had increased cash flow in the first two quarters of 1997 resulting from an $8.9 million increase in proceeds from property disposals associated with the closure and sale of under-performing restaurants.

     During the first two quarters of 1997, the Company's cash used by financing activities was $21.9 million compared with $31.3 million in the same period in 1996. Significant 1997 financing activities included net borrowings of $4.1 million from short-term credit facilities offset by payments to reduce debt and capital lease obligations of $14.5 million and scheduled payments of $11.3 million on the Company's litigation settlement liability. Significant financing activities during the first two quarters of 1996 included long-term debt reduction of $51.4 million from the proceeds of the sale of Mike Rose Foods, $27.0 million in borrowings under the Company's Revolver, net borrowings of $7.6 million from short-term credit facilities and scheduled payments of $11.6 million on the Company's litigation settlement liability. In addition, the Company arranged financing of $100 million under a senior secured Bridge Loan to provide working capital and a source of financing for the acquisition of substantially all of the operating assets of TPI. During the second quarter of 1996, the Company borrowed $20 million under that facility, which was used to reduce short term debt under the Company's Revolver and thereby provide greater liquidity. The remaining $80 million available under the Bridge Loan was drawn in the fourth quarter of 1996 upon closing of the TPI acquisition. The Company intends to retire the Bridge Loan either through proceeds from asset divestitures or a refinancing of its overall debt.

     In conjunction with the Company's market rationalization program, which focuses resources on the Company's core southeastern markets, during the first quarter of 1997, the Company elected to close approximately 82 under-performing restaurants, of which 54 had been closed as of May 11, 1997 with the remainder expected to close by the end of the year. The Company is aggressively marketing these properties and leasehold interests and will utilize the proceeds to reduce its Bridge Loan or other debt for which these properties serve as collateral.

     The Company has identified an additional 74 restaurants which have been given increased supervisory management attention in an effort to immediately improve their financial performance. If the performance of these restaurants does not improve, management will consider their potential closure and sale to generate additional cash to reduce debt. Revenues were $43.8 million and the loss before interest and taxes was $(3.6) million for this group of restaurants for the first two quarters of 1997 and their carrying value was $25.1 million at May 11, 1997. In addition, the Company has approximately 72 surplus properties and 58 rental properties, most of which are former Company restaurants or parcels of land acquired for future expansion. Management will consider the sale of approximately 100 of these properties that are deemed to be marketable and will use the proceeds from any such sales to reduce debt.

     Capital expenditures for fiscal 1997 were budgeted to be approximately $65 million. In light of the Company's lower than expected operating performance for the first two quarters of 1997 and year-to-date negative comparable store sales trends of the Company's restaurant concepts, management has reduced its budgeted capital expenditures for 1997 to $43 million, of which it had spent approximately $26 million through May 11, 1997. The reduction in capital spending will likely be achieved by postponement of the construction of new and replacement restaurants, and of the remodeling of restaurants acquired from TPI. Such curtailment of new unit construction is not expected to materially impact 1997 results of operations.

     At May 11, 1997, the Company had cash and cash equivalents of approximately $11.0 million and had unsecured lines of credit totaling $22.1 million (a decrease from $30 million at February 16, 1997) under which the Company had borrowed $6.2 million. The Company believes these amounts are adequate to meet its near term cash and working capital requirements.

     The Company had $135 million outstanding under its Revolver at May 11, 1997 and had approximately $12.7 million in letters of credit supported by the Revolver with a maximum available credit of $159.6 million. The maximum amount available under the Revolver is scheduled to be reduced by $30 million in October 1997 and by $37.5 million in April 1998. The Company does not anticipate it will be necessary to borrow additional funds under the Revolver before October 1997. Based on the amount currently outstanding, the Company will be required to repay $18.1 million to reduce the outstanding balance under the Revolver (including letters of credit) to the scheduled maximum of $129.6 million in October 1997. In addition, the

Company has a mortgage financing of $18.9 million due November 1, 1997, litigation settlement payments of $5.5 million each due June 1, 1997, September 1, 1997 and December 1, 1997 with a final payment of $10.0 million due March 1, 1998. The Company's credit agreements require proceeds from asset sales to be applied to reduce the Bridge Loan unless the property was collateral for a mortgage facility which would have preference to these proceeds. The Company believes that through internally generated cash from operations, a reduction in capital spending and borrowings under its short-term lines of credit, will enable the Company to fund the scheduled reduction of $18.1 million on the Revolver in October 1997 as well as the $18.9 million mortgage financing due November 1, 1997.

     On June 16, 1997, two shareholders (representing beneficial ownership of approximately 8% of the Company's outstanding common stock) filed materials with the Securities and Exchange Commission purporting to call a special meeting of the Company's shareholders seeking, among other things, to remove all of the Company's directors and to elect seven new directors. The Company is not presently able to estimate the potential costs of such an election contest, if held, or the impact on the Company's business that could result from the distractions of such a contest. The removal and replacement of the Company's existing directors at a special meeting would constitute an event of default under the Company's Revolver and the Bridge Loan. The total amount of indebtedness and letters of credit supported by these facilities at May 11, 1997 was $239.1 million. In addition, approximately $51.6 million principal amount of convertible subordinated debentures would be entitled to tender these debentures for repayment upon the occurrence of such an event. Moreover, substantially all of the Company's other senior indebtedness have cross-default provisions which could also allow the lenders to accelerate repayment of the debt.

     The Company has $115 million of debt and litigation payments due in the next twelve months and expects to incur cash interest expense of approximately $32 million in that same time period resulting in total cash needs before income taxes and capital expenditures of approximately $147 million. The Company does not expect its cash flow from operations, supplemented by its available lines of credit, to be sufficient to meet these obligations and to provide cash needed for capital expenditures. Management believes that the completion of its market rationalization program and successful completion of planned asset sales associated therewith, the elimination of under-performing units and improvements in the Company's core restaurant operations will produce long term improvements in cash flow that will give the Company sufficient cash flow to invest in its core business and repay all of its debt obligations. The Company currently anticipates that it will seek to modify its existing credit agreements to provide the Company more liquidity, to modify certain financial covenants, and to extend the time to repay its obligations. There can be no assurances that the Company will be successful in obtaining the cooperation of its lenders to effect necessary modifications to its lending agreements or that it will achieve the improvement in operating cash flows from its restaurants that are expected.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     See Note 9 to the Notes to Consolidated Condensed Financial Statements at pages 10-12 of this Quarterly Report on Form 10-Q.

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

     (c) The results of voting for the election of directors at the Annual Meeting were as follows:

 Nominee                             For                       Withheld
---------                         ----------                   ---------
Dennis C. Bottorff                32,456,062                   8,079,578
Carole F. Hoover                  32,456,407                   8,079,233
Victoria B. Jackson               32,456,664                   8,078,976
C. Stephen Lynn                   32,457,409                   8,078,231
Jeffry F. Schoenbaum              35,719,025                   4,816,615
B. Franklin Skinner               32,469,657                   8,065,983
Cal Turner, Jr.                   35,714,009                   4,821,631

There were no abstentions or broker non-votes in the election of directors.

     The results of voting for the approval of a stock bonus plan to provide that formerly all-cash incentive bonuses of certain key officers shall be paid in equal increments of cash and Company common stock were as follows:

                               For                 Against            Withheld
                            ----------            ---------           ---------
Bonus Proposal              30,847,077            8,651,409           1,037,154


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:


           11      Statement regarding computation of per share earnings.

           27      Financial Data Schedule.

     (b) The Company filed a report on Form 8-K on June 23, 1997 to report, under Item 5, the adoption of amended bylaws on June 22, 1997, and the amended bylaws were filed as Exhibit 3 to such Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date: June 25, 1997                     By:  /s/ W. Craig Barber
                                             --------------------------------
                                             W. Craig Barber
                                               Senior Executive Vice President,
                                               Chief Administrative Officer,
                                               and Chief Financial Officer
                                               (Principal Financial and Chief
                                               Accounting Officer)