Form 10-Q
period 1997-08-03
SHONEYS INC
filed 1997-09-17
CIK 89902

                    =======================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1997

                                       OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD FROM      TO
                                                          ------  --------

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

         As of September 16, 1997, there were 48,568,109 shares of Shoney's, Inc., $1 par value common stock outstanding.

                    =======================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                    August 3,             October 27,
                                                                      1997                   1996
                                                                 -------------         ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $   16,809,796         $   13,968,882
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,483,000 in 1997
     and $1,504,000 in 1996                                          11,824,844             13,012,160
  Inventories                                                        46,076,422             44,248,060
  Deferred income taxes and other current assets                     43,922,823             38,496,158
  Net assets held for disposal                                       40,619,500             16,605,300
                                                                 --------------         --------------
     Total current assets                                           159,253,385            126,330,560

Property, plant and equipment, at cost                              811,687,480            865,150,325
Less accumulated depreciation and amortization                     (334,262,617)          (317,243,085)
                                                                 --------------         --------------
    Net property, plant and equipment                               477,424,863            547,907,240

Other assets:
  Goodwill (net of accumulated amortization of
     $2,606,000 in 1997 and $622,000 in 1996)                        51,742,545             57,021,411
  Deferred charges and other intangible assets                        5,113,464              7,289,488
  Other assets                                                        9,533,322              8,532,742
                                                                 --------------         --------------
     Total other assets                                              66,389,331             72,843,641
                                                                 --------------         --------------
                                                                 $  703,067,579         $  747,081,441
                                                                 ==============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   39,656,843         $   44,746,056
  Federal and state income taxes                                                             3,614,019
  Other accrued liabilities                                         105,611,906            110,294,109
  Reserve for litigation settlement due within one year              21,613,299             22,887,523
  Debt and capital lease obligations
      due within one year                                            85,714,147             33,823,795
                                                                 --------------         --------------
     Total current liabilities                                      252,596,195            215,365,502

Long-term senior debt and capital lease obligations                 255,320,181            334,180,233
Zero coupon subordinated convertible debentures                     101,663,628             95,357,650
Subordinated convertible debentures, net of bond discount
 of $4,088,000 in 1997 and $4,561,000 in 1996                        47,474,630             47,002,392
Reserve for litigation settlement                                       311,670             16,000,000
Deferred credits:
  Income taxes                                                                              17,923,295
  Income and other liabilities                                       22,006,499             20,724,789

Shareholders' equity:
  Common stock, $1 par value: authorized
      200,000,000 shares issued 48,568,109
      in 1997 and 48,458,231 in 1996                                 48,568,109             48,458,231
  Additional paid-in capital                                        136,847,101            113,889,253
  Unrealized gain on securities available for sale                       52,642                243,481
  Retained earnings (deficit)                                      (161,773,076)          (162,063,385)
                                                                 --------------         ---------------
     Total shareholders' equity                                      23,694,776                527,580
                                                                 --------------         --------------
                                                                 $  703,067,579         $  747,081,441
                                                                 ==============         ==============

See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                           Forty
                                                                        Weeks Ended
                                                                  August 3,      August 4,
                                                                    1997            1996
                                                               -------------    ------------
Revenues
  Net sales                                                    $ 934,227,876    $795,305,943
  Franchise fees                                                  11,573,374      17,160,173
  Other income                                                     7,106,545       2,466,084
                                                               -------------    ------------
                                                                 952,907,795     814,932,200

Costs and expenses
 Cost of sales                                                   844,603,044     711,205,419
 General and administrative expenses                              61,543,570      51,979,171
 Impairment write down of long-lived assets                       17,612,067
 Interest expense                                                 34,972,805      27,599,142
                                                               -------------    ------------
     Total costs and expenses                                    958,731,486     790,783,732

                                                               -------------    ------------
Income (loss) from continuing operations before income taxes      (5,823,691)     24,148,468

Provision for (benefit from) income taxes                         (6,114,000)      9,473,000
                                                               -------------    ------------
Income from continuing operations                                    290,309      14,675,468

Income from discontinued operations, net of income taxes                             397,816

Gain on sale of discontinued operations, net of income taxes                      22,080,375
                                                               -------------    ------------
Net income                                                     $     290,309    $ 37,153,659
                                                               =============    ============


Earnings per common share
    Primary:
        Income from continuing operations                      $        0.01    $       0.35
        Income from discontinued operations                             0.00            0.01
        Gain on sale of discontinued operations                         0.00            0.53
                                                               -------------    ------------
        Net income                                             $        0.01    $       0.89
                                                               =============    ============

     Fully diluted:
        Income from continuing operations                      $        0.01    $       0.39
        Income from discontinued operations                             0.00            0.01
        Gain on sale of discontinued operations                         0.00            0.47
                                                               -------------    ------------
        Net income                                             $        0.01    $       0.87
                                                               =============    ============

Weighted average shares outstanding
     Primary                                                      48,567,993      41,709,280

     Fully diluted                                                48,567,993      46,926,890

Common shares outstanding                                         48,568,109      41,664,367

Dividends per share                                                     NONE            NONE

See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                               Twelve
                                                                             Weeks Ended
                                                                   August 3,             August 4,
                                                                     1997                  1996
                                                                 -------------          ------------

Revenues
  Net sales                                                      $ 288,036,321          $251,150,233
  Franchise fees                                                     3,546,231             5,404,985
  Other income                                                       2,626,199               488,130
                                                                 -------------          ------------
                                                                   294,208,751           257,043,348

Costs and expenses
 Cost of sales                                                     258,043,190           222,523,799
 General and administrative expenses                                18,276,209            15,458,729
 Interest expense                                                   10,405,702             8,633,925
                                                                 -------------          ------------
     Total costs and expenses                                      286,725,101           246,616,453
                                                                 -------------          ------------
Income before income taxes                                           7,483,650            10,426,895

Provision for (benefit from) income taxes                           (1,283,000)            3,806,000
                                                                 -------------          ------------
Net income                                                       $   8,766,650          $  6,620,895
                                                                 =============          ============



Earnings per common share
  Primary:
    Net income                                                   $        0.18          $       0.16
                                                                 =============          ============


  Fully diluted:
    Net income                                                   $        0.18          $       0.16
                                                                 =============          ============



Weighted average shares outstanding
  Primary                                                           48,596,429            41,808,671

  Fully diluted                                                     48,596,429            41,808,671



Common shares outstanding                                           48,568,109            41,664,367

Dividends per share                                                       NONE                  NONE

See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                   Forty
                                                                                Weeks Ended
                                                                          August 3,      August 4,
                                                                            1997            1996
                                                                        ------------    ------------
Operating activities
  Net income                                                            $    290,309    $ 37,153,659
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Income from discontinued operations, net of taxes                                 (397,816)
          Gain on sale of discontinued operations, net of taxes                          (22,080,375)
          Depreciation and amortization                                   41,528,403      33,995,638
          Amortization of deferred charges and other
              non-cash charges                                             9,964,369       9,259,600
          Impairment write down of long-lived assets                      17,612,067
          Change in deferred income taxes                                  2,390,000       5,544,000
          Changes in operating assets and liabilities                    (17,208,751)    (17,424,262)
                                                                        ------------    ------------
                 Net cash provided by continuing operating activities     54,576,397      46,050,444
                 Net cash used by discontinued operating activities                         (655,622)
                                                                        ------------    ------------
                 Net cash provided by operating activities                54,576,397      45,394,822

Investing activities
  Cash required for property, plant and equipment                        (33,884,102)    (60,416,682)
  Proceeds from disposal of property, plant
     and equipment                                                        26,244,638       8,492,792
  Proceeds from disposal of discontinued operations                                       51,279,601
  Cash required for other assets                                            (442,654)     (5,072,556)
                                                                        ------------    ------------
                Net cash used by investing activities                     (8,082,118)     (5,716,845)

Financing activities
  Payments on long-term debt and
     capital lease obligations                                           (25,790,078)    (75,534,716)
  Proceeds from long-term debt                                                            47,175,000
  Net proceeds from short-term borrowings                                   (452,000)      8,336,000
  Payments on litigation settlement                                      (16,962,554)    (17,515,535)
  Cash required for debt issue costs                                        (604,450)     (3,337,416)
  Proceeds from exercise of employee stock options                           155,717         518,250
                                                                        ------------    ------------
                Net cash used by financing activities                    (43,653,365)    (40,358,417)
                                                                        ------------    ------------
  Change in cash and cash equivalents                                   $  2,840,914    $   (680,440)
                                                                        ============    ============

See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 August 3, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1997 presentation. Operating results for the twelve and forty week periods ended August 3,1997 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 26, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 27, 1996.

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of fiscal 1997. Based on a review of the Company's restaurants which had incurred operating losses or had negative cash flow during fiscal 1996 and a review of the cash flow from individual restaurant properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 was $17.6 million ($11.2 million net of taxes). Approximately $11.2 million of the asset impairment write down related to properties that are held for disposal and approximately $6.4 million related to assets to be held and used in the Company's operations.

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

In connection with the Company's market rationalization program, which involves a strategic shift to focus resources for the Company's restaurant operations to its core 13 state southeastern markets, the Company announced on January 21, 1997, that it was closing approximately 55 under-performing restaurants and would sell those assets and use the net proceeds to reduce the Company's bank debt. At August 3, 1997 five of these restaurants continue to be operated due to lease restrictions that prohibit closure of the units until suitable new tenants are secured, 14 properties had been sold, subleased or had the lease terminated, and 41 properties (including the 5 operating units) are being actively marketed. For the first three quarters of 1997, the five operating restaurants in this group had revenues of $3.3 million and reported operating losses before interest and taxes of approximately $465,000. In addition, the Company identified 27 other restaurant properties that it intended to sell, however, the Company has elected to operate these restaurants until buyers are found. At the end of the third quarter of fiscal 1997, four of these 27 properties had been disposed of or had the lease terminated and 23 restaurants are being operated while they are being actively marketed. During the first three quarters of 1997, these 23 restaurants had revenues of $18.4 million and reported operating losses before interest and taxes of $1.3 million.

In addition to the properties previously discussed, the Company had available for future sale approximately 72 surplus properties and 58 rental properties, most of which are former restaurant sites or land acquired for future expansion. The Company has been actively marketing approximately 100 of these properties and will use the proceeds to reduce its bank debt. Through the end of the third quarter of 1997, the Company had sold, leased or entered into lease terminations for approximately 37 of such surplus or rental properties. At August 3, 1997, the Company had a total of approximately 125 properties to be disposed of (including restaurants closed and to be closed, rental properties and surplus properties). The carrying value of these properties was approximately $40.6 million which has been reflected on the balance sheet as net assets held for disposal. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 3 - ACQUISITIONS

As of September 9, 1996, the Company completed the acquisition of substantially all the assets of TPI Enterprises, Inc. ("TPI") which operated 176 Shoney's Restaurants and 67 Captain D's restaurants as a franchisee of the Company. The purchase price was $164.4 million consisting of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of TPI 8.25% convertible subordinated debentures, the assumption or satisfaction of all remaining TPI debt of approximately $59.1 million, transaction costs of $3.0 million and net of $3.7 million cash acquired. The Company borrowed $100 million under a bridge loan to finance the acquisition and to provide additional liquidity and working capital for the Company. Approximately $43 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

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

At August 3, 1997, the Company had closed 28 of the acquired Shoney's Restaurants, two commissary and distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. The Company closed 19 of the acquired Shoney's Restaurants during the first three quarters of 1997 and plans to close an additional 7 of the acquired Shoney's restaurants in connection with the Company's strategic focus of its restaurant operations in its core 13 state southeastern markets. The majority of these restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees, costs for leased property and equipment, and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21 million. The Company plans to dispose of the owned property and equipment either by sale or lease. For leased property and equipment, the Company will seek to terminate the leases or to enter into subleases or lease assignments covering the remaining term of the leases. During the second quarter of 1997, the TPI corporate office lease was terminated upon its assumption by a new tenant and one of the TPI commissaries was subleased to a new tenant.

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

The Company sold its Lee's Famous Recipe restaurants, in October 1995, to RTM Restaurant Group for $24.5 million cash and a $4 million promissory note. The transaction removed the Company from the fast-food chicken line of business. The promissory note is due in monthly installments over five years, is guaranteed by RTM, Inc. and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise license agreements of Lee's Famous Recipe. The balance of the note receivable from RTM was $2.5 million at August 3, 1997.

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

NOTE 5 - EARNINGS PER SHARE

Primary earnings per share have been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period presented. Common stock equivalents include all dilutive outstanding stock options. The fully diluted earnings per share calculation includes the assumed conversion of the Company's two issues of subordinated convertible debentures. This calculation adjusts earnings for the interest that would not be paid if such debentures were converted. The primary and fully diluted earnings per share for the third quarter and first three quarters of 1997 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding. No consideration was given to either of the convertible debentures for the third quarters of 1997 and 1996 and first three quarters of 1997 because the effect was anti-dilutive. The fully diluted earnings per share from continuing operations for the first three quarters of 1996 are anti-dilutive, but have been presented on a fully diluted basis, as required under generally accepted accounting principles, because fully diluted net income per share was less than primary net income per share.

NOTE 6 - INCOME TAXES

Income taxes for the forty week periods ended August 3, 1997 and August 4, 1996 were provided based on the Company's estimate of its effective tax rates (36.3% and 39.2%) for the entire respective fiscal years. During the third quarter of 1997, excess income tax liabilities totaling approximately $26.5 million related to a fiscal 1993 transaction were reversed. Approximately $22.5 million of the reduction in tax liability was credited to additional paid in capital since the related deferred tax liability arose from an equity transaction. The remaining $4 million, which represented accrued interest, was reversed as a reduction to income tax expense.

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

NOTE 7 - SENIOR DEBT

The Company has a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which matures in October 1999 with scheduled reductions in the aggregate credit facility that began in October 1995. The maximum amount available under the Revolver at August 3, 1997 was $159.6 million. Scheduled reductions in the maximum amount available under the Revolver of $30 million and $37.5 million will occur on October 22, 1997 and April 22, 1998, respectively. At August 3, 1997, the Company had borrowed $135 million under the Revolver and had outstanding letters of credit of $13.0 million which also were supported by the Revolver. The interest rate for borrowings under this facility is a floating rate (the London Interbank Offered Rate ("LIBOR") plus 2%). The weighted average interest rate for borrowings under this facility at August 3, 1997 was 7.75%.

During the second quarter of 1996, the Company obtained a senior secured Bridge Loan for $100 million from a bank ("Bridge Loan"). The Bridge Loan was obtained to provide a source of financing for the 1996 acquisition of substantially all of the assets of TPI, as well as to provide additional liquidity and working capital for the Company (See Note 3). The Company borrowed $20 million under the Bridge Loan concurrent with its execution, and those proceeds were used to reduce the outstanding balance under the Company's Revolver. The remaining $80 million available under the Bridge Loan was drawn September 9, 1996 concurrent with the closing of the acquisition. The Bridge Loan bears interest at LIBOR plus 3.0% (or the announced Alternative Base Rate of the bank plus 2.0%) with 0.5% increases in the interest rate effective September 1997 and March 1998. The Bridge Loan converts to a term loan on May 3, 1998 if not repaid on or before that date and the term loan will mature October 22, 1999. Upon conversion to a term loan, the Company will be required to pay a fee equal to 3% of the outstanding balance of the Bridge

Loan at the conversion date. Under the terms of the Bridge Loan, the Company is generally required to apply all proceeds from asset sales to reduce the Bridge Loan unless such assets were encumbered by a mortgage financing arrangement. At August 3, 1997, the balance outstanding under the Bridge Loan was $83.3 million and the weighted average interest rate for borrowings under this facility was 8.92%.

At August 3, 1997, the Company had lines of credit of $21.7 million under which the Company had borrowed $1.7 million. Subsequent to the end of the third quarter of 1997, one bank line of credit in the amount of $1.7 million was repaid and will no longer be available. The interest rate on the remaining $20 million secured line of credit was 8.5% at August 3, 1997.

Substantially all material assets of the Company have been pledged as collateral for the Company's various credit agreements. The Company's senior debt requires satisfaction of certain financial ratios and tests; imposes limitations on capital expenditures; limits the ability to incur additional debt, leasehold obligations and contingent liabilities; prohibits dividends and distributions on common stock; prohibits mergers, consolidations or similar transactions; and includes other affirmative and negative covenants. The Company was in compliance with all of its debt covenants as of August 3, 1997.

The Company has $107.3 million of debt and litigation payments due in the next twelve months and expects to incur cash interest expense of approximately $32.0 million in that same time period resulting in total cash needs before income taxes and capital expenditures of approximately $139.3 million. The Company does not expect its cash flow from operations, supplemented by its available lines of credit, to be sufficient to meet these obligations and to provide cash needed for capital expenditures over the next twelve months. In addition, unless modified by its existing lenders, management expects that at the end of the fourth quarter it will not be in compliance with certain financial covenants in its credit agreements, which together with the inability of the Company to fund the scheduled principal payment due during the fourth quarter will place the Company in default under its credit agreements and the lenders may accelerate demand for payment thereunder. As a result, the Company is seeking to refinance its existing debt obligations and based on current discussions believes that a firm commitment for such refinancing will be executed during the fourth quarter and will provide adequate liquidity for the immediate needs of its business; however, no assurance can be given that such commitment will be executed or if executed will be successfully consummated. In the event that such refinancing does not occur, the Company expects to seek modification of certain financial covenants and a rescheduling of principal payments under its existing credit agreements to provide the liquidity and capital needed for its business; however, there can be no assurance that the Company will be successful in obtaining the necessary modifications to its existing credit agreements.

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

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $2.3 million in applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. Under the terms of the consent decree, payments, without interest, are made quarterly and the remaining payments are $5.5 million each due September 1, 1997 and December 1, 1997 and a final payment of $10.0 million due March 1, 1998.

NOTE 9 - LITIGATION

The Company was a defendant in a federal Court suit styled "J&J Seafood, Inc. and Sunbelt Restaurant Management, Inc. v. Shoney's, Inc." which was filed on December 19, 1994 in U.S. District Court for the Middle District of Tennessee. The suit was filed by a franchisee of the Company's Captain D's restaurant concept which claims that the Company imposes a "tying" arrangement by requiring franchisees to purchase food products from the Company's commissary. The complaint sought damages for an alleged class of similarly situated plaintiffs in an amount not to exceed $500 million and treble damages. On May 5, 1994, the same plaintiff had also filed a state Court suit in the Chancery Court of Tennessee in Davidson County ("J&J Seafood v. Shoney's, Inc.") making essentially the same claims; however, in that suit, the plaintiff did not make a class action claim. On December 31, 1996, J&J Seafood, Inc. had filed a third lawsuit against the Company, certain members of the Captain D's franchisee advisory council and two suppliers styled "J&J Seafood, Inc. v. Shoney's, Inc. et al.," which was filed in the Chancery Court of Tennessee in Wilson County. The Plaintiff sought class certification for two unspecified classes of allegedly similarly situated plaintiffs. Some allegations in the lawsuit were similar to claims made in the Plaintiff's previous two lawsuits against the Company and included additional allegations.

The Company and J&J Seafood, Inc. entered into a Settlement Agreement on May 30, 1997. Pursuant to the terms of that agreement, the Company purchased the franchised Captain D's restaurant operated by J&J Seafood, Inc. for approximately $900,000. In addition, J&J Seafood, Inc. and the Company have executed mutual releases, orders of dismissal have been filed with the respective courts and all litigation has been dismissed with respect to all defendants. The claims asserted by Sunbelt Restaurant Management, Inc. against the Company in the lawsuit referenced above also have been dismissed.

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status, and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cut-off date set by the Court, approximately 190 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On August 26, 1997, plaintiffs in the case of "Robert Belcher, et al v. Shoney's, Inc." filed a motion to add to their complaint representative plaintiffs from the Captain D's concept restaurants. Plaintiffs also requested in their motion that the Court issue notice of the case to present and former general managers and assistant managers who were employed by the Company at its Captain D's concept restaurants within the three years preceding December 1, 1995. Plaintiffs seek to assert the same claims on behalf of Captain D's concept managers and assistant managers as previously asserted on behalf of Shoney's concept managers and assistant managers. The Company has filed pleadings opposing plaintiffs' motion to add representative plaintiffs from the Captain D's concept restaurants and also has opposed plaintiffs' request for court-supervised notice to present and former managers and assistant managers employed at the Captain D's concept restaurants. The Court has not yet ruled on plaintiffs' motion.

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in this suit as of the cutoff date set by the Court. After the cut-off date set by the Court, approximately 1,625 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

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

NOTE 10 - SALE OF SHONEY'S LODGING, INC. AND RELATED INVESTMENTS

As of August 3, 1997, the Company owned approximately 6,500 shares of common stock of ShoLodge, Inc. ("ShoLodge") obtained as consideration for the 1994 sale of the Company's minority interest in four Shoney's Inns to ShoLodge. During the second quarter of 1997, the Company sold approximately 30,000 shares of ShoLodge common stock and realized a gain of approximately $171,000. At August 3, 1997, the Company's investment in ShoLodge common stock had a fair value of $104,000 and the Company had an unrealized gain of approximately $53,000, which is included as a separate component of shareholders' equity. During 1996, the Company also owned additional shares and certain warrants to acquire ShoLodge common stock which were obtained in the 1992 sale of the Company's lodging division to ShoLodge. During 1996 and 1997, under the provisions of FASB Statement No. 115, "Accounting for Certain

Investments in Debt and Equity Securities", the ShoLodge common stock and certain of these warrants were classified as securities available for sale. These ShoLodge common shares and warrants have been carried at their fair value and increases and decreases in fair value are reflected as a component of shareholders' equity. At October 27, 1996 the Company's investment in ShoLodge common stock and warrants had a fair value of $506,000 and the Company had an unrealized gain of $243,000.

NOTE 11 - SALE OF BARBWIRE'S STEAKHOUSE AND SALOON RESTAURANTS

On May 28, 1997 the Company entered into an agreement to sell five of its seven BarbWire's Steakhouse and Saloon restaurants to TW - TENNESSEE, LLC. The Company closed the remaining two BarbWire's restaurants during July 1997 and plans to sell those two properties. The sale of four BarbWire's restaurants closed on August 1, 1997. The sale of the remaining unit closed on August 5, 1997. The net proceeds from the sale of the four restaurants of $3.9 million are reflected in the third quarter financial statements and the proceeds of $1.1 million from the sale of the remaining unit will be reflected in the Company's fourth quarter financial statements. The sales price for the five units approximated the Company's carrying value for these restaurants. The BarbWire's concept had revenues of $1.9 million and $7.4 million for the third quarter and first three quarters of fiscal 1997, respectively, and incurred losses before interest and taxes of $368,000 and $633,000 for the third quarter and first three quarters of fiscal 1997, respectively.

NOTE 12 - PENDING ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128" ), "Earnings per Share" which supersedes Accounting Principles Board Opinion 15 ("APB 15"), "Earnings per Share". SFAS 128 was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common shares and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not effect Basic EPS. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. Therefore, the Company will adopt this new standard during the first quarter of fiscal 1998. The Company does not believe that the adoption of SFAS 128 will have a material impact on reported earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income is the change in shareholders' equity from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 130 in the first quarter of 1998 and does not anticipate its adoption to have a material impact on the presentation of the financial position or results of operations of the Company.

NOTE 13 - SUBSEQUENT EVENT

On August 11, 1997 the Company and Raymond D. Schoenbaum, on behalf of the Shoney's Shareholders' Committee ("Shareholders' Committee"), jointly announced a settlement of a pending proxy contest initiated by the Shareholders' Committee to replace the Company's Board of Directors. In connection with the settlement agreement, the Company agreed to pay $2.5 million for certain legal and professional expenses incurred by the Shareholders' Committee in conjunction with their proxy solicitation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In June 1997, a dissident shareholder group launched a proxy contest to replace the Company's Board of Directors and certain key executives. That proxy contest was settled August 10, 1997 (See Note 13 Subsequent Event). On July 15, 1997, a committee of the Board of Directors of the Company authorized the execution of certain Management Retention Agreements with the officers of the Company to assist in the retention of key management personnel. The agreements provided for payment of between one and two years of base salary in the event that the executives were terminated without good cause or if the executives resigned for "good reason" (as defined in the agreements) within a one year period following a change in control of the Company. The settlement of the proxy contest did not constitute a change in control as defined in these agreements. The agreements restrict the covered executives from owning, managing, operating, controlling or participating in a competing food service business. The Company's total contingent liability with respect to these agreements is approximately $4.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The third quarter and first three quarters of fiscal 1997 and 1996 covered periods of twelve and forty weeks, respectively. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including anticipated financial performance, availability of financing, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, turnover and retention of key management personnel and a variety of other factors. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward- looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

         On September 9, 1996, the Company completed the acquisition of substantially all of the operating assets of TPI Enterprises, Inc. ("TPI"), which as the Company's largest franchisee, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the third quarter and first three quarters of 1997 financial statements with no comparable amounts in the same periods of 1996.

RESULTS OF OPERATIONS

REVENUES
         Revenues from continuing operations for the third quarter of 1997 increased 14% ($37.2 million) to $294.2 million as compared to revenues of $257.0 million in the third quarter of 1996. For the first three quarters of 1997, revenues increased 17% ($138.0 million) to $952.9 million as compared to the same period in 1996. The following table summarizes the components of the increase in revenues:


                                           $ in Millions
                                           -------------

                                    12 Weeks               40 Weeks
                                 Ended August 3,        Ended August 3,
                                     1997                   1997
                                     ----                   ----
Restaurant revenue                  $ 42.7                 $155.8
Commissary, and other
sales                                 (5.8)                 (16.8)
Franchise fees                        (1.8)                  (5.6)
Other income                           2.1                    4.6
                                    ------                 ------
                                    $ 37.2                 $138.0
                                    ======                 ======


         Restaurant revenues increased $42.7 million during the third quarter and $155.8 million during the first three quarters of 1997 principally due to the addition of the TPI restaurants acquired in September 1996. This increase was partially offset by a 4.1% decline in comparable store sales during the third quarter and a 3.2% decline in comparable store sales in the first three quarters of 1997. The comparable store sales decrease during the third quarter and first three quarters of 1997 included a .8% menu price increase and a 1.6% menu price increase, respectively. Revenues also declined due to a net reduction of 59 company operated restaurants during the first three quarters of 1997 stemming principally from the closure of under-performing Shoney's Restaurants.

         The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first three quarters of 1997 and 1996:


                                              Forty Weeks            Forty Weeks
                                                 1997                    1996
                                              -----------            -----------

Company-owned restaurants opened (1)                 11                     31
Company-owned restaurants closed                    (70)                    (5)
Franchised restaurants opened                         8                      5
Franchised restaurants closed (1)                   (27)                   (60)
                                               --------                -------
                                                    (78)                   (29)
                                               ========                =======


(1) Includes five and seventeen units acquired from franchisees during the first three quarters of 1997 and 1996, respectively.

         The Company's Shoney's Restaurants continue to experience negative overall comparable store sales. Shoney's Restaurants reported comparable store sales declines of 4.3% and 3.5% for the third quarter and first three quarters of 1997, respectively, including the effects of menu price increases of 1.1% in the third quarter and 2.4% in the first three quarters of 1997. The Company has implemented a number of performance improvement initiatives for its Shoney's Restaurants. The goal of these initiatives is to improve food quality, service and operational consistency which are expected to improve comparable store sales trends and profitability. These initiatives have not been successful to date in reversing overall negative trends in comparable store sales. In addition to operational improvement initiatives, the Company continues to implement its market rationalization program, which focuses resources on the Company's core 13 state southeastern markets and includes the divestiture of under-performing restaurants.

         The Company's Captain D's restaurants reported comparable store sales decline of 2.4% and 1.6% in the third quarter and the first three quarters of 1997, including the effects of menu price increases of .4% in the third quarter and .9% in the first three quarters of 1997. The decline in comparable store sales at the Company's Captain D's restaurants follows a period of comparable store sales growth during 1996 and the first quarter of 1997. Management believes that the decline in sales at Captain D's is principally the result of relatively less effective Captain D's advertising in fiscal 1997. The Company has taken a number of steps which management believes will address this decline in comparable store sales including the introduction of a new advertising campaign, new promotional menu items, such as "Buffalo" (hot and spicy) style chicken, fish and shrimp dinners and the introduction of a new "Coastal Classic" menu featuring upscale offerings such as broiled salmon, orange roughy and broiled flounder dinners in certain key markets.

         Commissary and other revenues declined $5.8 million (15%) during the third quarter of 1997 and declined $16.8 million (13%) for the first three quarters of 1997 as compared to the same periods last year. This decline in revenues resulted from a decrease in the number of franchised or third-party restaurants being served by the Commissary coupled with variations in the volume purchased by customers. The decline is primarily due to the loss of Lee's Famous Recipe Chicken as a customer during the fourth quarter of 1996 as well as a net decrease of 19 franchised restaurants in operation during the first three quarters of 1997. During the first three quarters of 1997, Commissary revenues declined approximately $2.3 million as a result of the closure of the Company's bakery and coleslaw manufacturing operations during the latter half of 1996 and a decline in revenues at the Company's meat processing plant due to the loss of sales to TPI following the acquisition of their restaurants in the fourth quarter of 1996.

         Franchise fees declined $1.8 million (34%) in the third quarter of 1997 and declined $5.6 million (33%) in the first three quarters of 1997 as compared to the same periods in the prior year as a result of a 271 unit decline in the number of franchised restaurants in operation as compared to the third quarter of 1996. This decline in franchised restaurants is principally the result of the Company's fourth quarter 1996 acquisition of 176 Shoney's and 67 Captain D's Restaurants from TPI.

         Other income increased $2.1 million and $4.6 million, respectively, in the third quarter and first three quarters of 1997 as compared to the same periods last year principally due to an increase in asset sales and additional revenue from an insurance service operation acquired from TPI during the fourth quarter of 1996.

COSTS AND EXPENSES

         Cost of sales increased during the third quarter and first three quarters of 1997 compared to the same period last year principally as a result of the acquisition from TPI of 176 Shoney's and 67 Captain D's restaurants in the fourth quarter of 1996. Cost of sales, as a percentage of revenues, for the third quarter of 1997 increased 1.1% over the same quarter in 1996 to 87.7% in 1997. Cost of sales, as a percentage of revenues, increased by 1.3% for the first three quarters of 1997 to 88.6% as compared with 87.3% for the same period last year. Food and supplies costs, as a percentage of revenues, decreased 1.9% and 1.8% for the first three quarters and third quarter of 1997, respectively, as compared to the same periods last year, due to the decline in commissary sales. Commissary sales have a much higher percentage of food cost and lower operating expenses, as a percentage of revenue, when compared to the Company's restaurant operations. Therefore, when outside commissary sales decline, consolidated food and supplies expense, as a percentage of revenues, decreases. Food and supplies cost at the restaurant level were essentially unchanged for the third quarter and first three quarters of 1997 compared to the same periods in the prior year.

         Restaurant labor increased as a percentage of total revenues because of the decline in Commissary revenue and franchise revenues (which have no associated restaurant labor in their cost of sales). Restaurant labor as a percentage of restaurant revenues was 29.3% in the third quarter of 1997 compared with 28.9% in 1996 and was 30.1% for the first three quarters of 1997 as compared with 30.0% in the first three quarters of 1996. Increased average wage rates at the restaurant level were offset by increased productivity at the Company's Shoney's Restaurants (as measured by higher sales per dollar of restaurant labor). Shoney's Restaurants labor costs as a percentage of restaurant revenues improved by .23% comparing the third quarter of 1997 with the same period last year and improved by .57% comparing the first three quarters of 1997 and 1996. However, higher overall restaurant labor costs as a percentage of restaurant revenues at Captain D's and the Company's Casual Dining restaurants mitigated these savings for combined restaurant operations.

         Operating expenses as a percentage of revenues increased 1.6% in the third quarter and 1.9% in the first three quarters of 1997 as compared to the same periods in 1996. This increase was principally due to the decline in comparable store sales (for Company restaurants combined) of 4.1% and 3.2% for the third quarter and first three quarters of 1997, respectively. The Company also experienced increased costs for utilities, repairs and maintenance and advertising. In addition, the restaurants acquired from TPI in the fourth quarter of 1996 have lower average unit sales volumes which cause fixed operating expenses, as a percentage of revenues, to be higher.

         General and administrative expenses increased by $2.8 million and $9.6 million in the third quarter and first three quarters of 1997, respectively, as compared with the same periods last year. General and administrative expenses as a percentage of revenues increased to 6.2% in the third quarter of 1997 from 6.0% in the third quarter of 1996 and increased to 6.5% for the first three quarters of 1997 as compared to 6.4% for the same period last year. The increases in general and administrative expenses as a percentage of revenues is partially due to the lower average unit sales volumes of the Shoney's and Captain D's restaurants acquired from TPI. Higher general and administrative expense levels resulted from increased goodwill amortization expense associated with the TPI acquisition, financial advisory, legal and other costs associated with the Company's proxy contest (settled during the fourth quarter of 1997), and higher costs for travel, postage and package delivery, consulting fees and depreciation expense on new computer equipment.

         These increased general and administrative expense levels include approximately $1.5 million of costs related to the proxy contest accrued during the third quarter of 1997. The Company expects that expenses of the proxy contest in the fourth quarter of 1997 will be an additional $4.0 to $4.5 million, including the payment of $2.5 million of expenses incurred by the dissident shareholder group agreed to under the settlement of the proxy contest. The Company has taken steps to reduce certain corporate general and administrative expenses in conjunction with a reduction in revenues due to the closure of under- performing, non-core market restaurants. Such cost reduction measures include the downsizing of the real estate, construction and architectural departments in recognition of the Company's plans to indefinitely delay construction of new units. Declines in comparable store sales and increased expenses during 1997 have mitigated these cost savings and overall general and administrative expenses have increased slightly as a percentage of revenue. Management intends to seek further reductions in general and administrative expenses to manage its overhead costs.

         Interest expense for the third quarter and first three quarters of 1997 increased $1.8 million and $7.4 million, respectively, as compared to the same periods last year. Interest costs increased principally due to higher outstanding debt used to finance the acquisition of substantially all of the operating assets of TPI in the fourth quarter of 1996. In addition, interest expense increased comparing the third quarter of 1997 and the third quarter of 1996 as a result of additional interest expense for capital leases which were assumed in connection with the TPI acquisition, and the increase in non-cash interest related to the Company's zero coupon subordinated debentures. For the first three quarters of 1997, an increase in interest expense occurred due to the same factors previously discussed as well as an increase in the amortization of deferred debt issue costs.

The following table summarizes the components of the change in pretax profits:



                               EARNINGS BEFORE INTEREST AND TAXES (EBIT)
                                              ($ in millions)
                                              ---------------
                           40 Weeks               40 Weeks
                             Ended                 Ended               Increase
                         August 3,1997         August 4,1996          (Decrease)
                         -------------         -------------          ----------
Restaurants               $ 26.6                $ 25.4                 $  1.2
Commissary                   8.7                   8.2                     .5
Franchising                  8.1                  13.1                   (5.0)
Other                        3.4                   5.0                   (1.6)
                          ------                ------                 ------
         Total              46.8                  51.7                   (4.9)
Interest Expense           (35.0)                (27.6)                  (7.4)
                          ------                ------                 ------
Pretax Profit(1)          $ 11.8                $ 24.1                 $(12.3)
                          ======                ======                 ======



(1) Excludes the $17.6 million non-cash charge ($11.2 million net of taxes) for the initial adoption of SFAS 121 (asset impairments) recorded in the first quarter of 1997.

The Company recorded an income tax benefit of $6.1 million for the first three quarters of 1997 on a pretax loss of $5.8 million and an income tax benefit of $1.3 million for the third quarter of 1997 on pretax income of $7.5 million. The Company has provided income taxes for fiscal 1997 at an effective tax rate of 36.3% as compared with 36.5% in the third quarter of 1996 and 39.2% for the first three quarters of 1996. During the third quarter of 1997, excess income tax liabilities totaling approximately $26.5 million related to a fiscal 1993 transaction were reversed. Approximately $22.5 million of the reduction in tax liability was credited to additional paid in capital since the related deferred tax liability arose from an equity transaction. The remaining $4 million decrease in the tax liability, which represented accrued interest, reduced income tax expense for the third quarter and the first three quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing, principally from banks. The Company's cash provided by continuing operating activities improved by approximately $8.5 million during the first three quarters of 1997 compared with the same period in 1996. Net income for the first three quarters of 1997 was significantly impacted by a non-cash charge for asset impairments of $17.6 million ($11.2 million net of taxes) in the first quarter of 1997. The first quarter of 1996 included a non-recurring gain on sale and income from discontinued operations totaling approximately $22.4 million (net of taxes). Cash flow from operating activities increased despite the decline in net income as a result of a significant increase in depreciation and amortization, principally related to the September 1996 acquisition of substantially all of the assets of TPI, and a $17.6 million non-cash asset impairment charge recorded in the first quarter of 1997. The increase in non-cash expense items was partially offset by a reduction in deferred income taxes.

         Cash used by investing activities during the first three quarters of 1997 totaled $8.1 million compared to $5.7 million in the same period of 1996. The Company had $51.3 million in proceeds from the sale of a discontinued operation (Mike Rose Foods) in the first quarter of 1996 and no comparable amount in 1997.

This decrease in cash flow from 1996 was offset by a $31.2 million decrease in capital spending for property, plant and equipment and goodwill arising from franchise acquisitions during the first three quarters of 1997 as compared to the same period last year and a $17.7 million increase in proceeds from property disposals associated with the closure and sale of under-performing restaurants and surplus properties.

         During the first three quarters of 1997, the Company's cash used by financing activities was $43.7 million compared with $40.4 million in the same period in 1996. Significant 1997 financing activities included payments to reduce debt and capital lease obligations of $25.8 million and scheduled payments of $17.0 million on the Company's litigation settlement liability. Significant financing activities during the first three quarters of 1996 included long-term debt reduction of $75.5 million, $51.3 million of which was from the proceeds of the sale of Mike Rose Foods, $27.0 million in borrowings under the Company's Revolver, net borrowings of $8.3 million from short-term credit facilities and scheduled payments of $17.5 million on the Company's litigation settlement liability. In addition, the Company arranged financing of $100 million under the Bridge Loan during 1996 to provide working capital and a source of financing for the acquisition of substantially all of the operating assets of TPI. During the second quarter of 1996, the Company borrowed $20 million under that facility which was used to reduce short term debt under the Company's Revolver and thereby provide greater liquidity. The remaining $80 million available under the Bridge Loan was drawn in the fourth quarter of 1996 upon closing of the TPI acquisition. The Company intends to retire the Bridge Loan either through proceeds from asset divestitures or a refinancing of its overall debt.

         In conjunction with the Company's market rationalization program, during the first quarter of 1997, the Company elected to close approximately 82 under-performing restaurants, of which 54 had been closed as of August 3, 1997. The remainder are expected to close as soon as buyers or tenants are located for the properties. The Company is aggressively marketing these properties and leasehold interests and will utilize the proceeds to reduce the Bridge Loan or other debt for which these properties serve as collateral.

         The Company has identified an additional 74 restaurants which have been given increased supervisory management attention in an effort to immediately improve their financial performance. If the performance of these restaurants does not improve, management will consider their potential closure and the sale or sublease of these properties to generate additional cash flow to reduce debt. Revenues were $63.8 million and the loss before interest and taxes was $4.8 million for this group of restaurants for the first three quarters of 1997 and their carrying value was $24.5 million at August 3, 1997. In addition, the Company has approximately 72 surplus properties and 58 rental properties, most of which are former Company restaurants or parcels of land acquired for future expansion. The Company has been actively marketing approximately 100 of these properties has applied the proceeds from such sales to reduce debt. At the end of the third quarter, the Company had sold, subleased or terminated leases related to approximately 37 of such properties.

         Capital expenditures for fiscal 1997 were originally budgeted to be approximately $65 million. In light of the Company's negative comparable store sales trends and lower than expected operating performance for the first three quarters of 1997, management reduced its budgeted capital expenditures for 1997 to approximately $43 million. Actual capital expenditures through the third quarter of 1997 were approximately $33.9 million. The reduction in capital spending was achieved by postponement of construction of new and replacement restaurants, reductions in maintenance capital expenditures and postponement of the remodeling of certain restaurants acquired from TPI. The curtailment of new unit construction is not expected to materially impact 1997 results of operations. The postponement of remodeling expenditures related to the restaurants acquired from TPI has delayed expected improvements in the comparable store sales and operating profits of those units during 1997, which had a negative impact on cash flow from operations.

         At August 3, 1997, the Company had cash and cash equivalents of approximately $16.8 million and had lines of credit totaling $21.7 million under which the Company had borrowed $1.7 million at the end of the third quarter. Subsequent to the end of the third quarter of 1997, one bank line of credit in the amount of $1.7 million was repaid and will no longer be available. The interest rate on the remaining $20 million secured line of credit was 8.5% at August 3, 1997.

         The Company has $107.3 million of debt and litigation payments due in the next twelve months and expects to incur cash interest expense of approximately $32.0 million in that same time period resulting in total cash needs before income taxes and capital expenditures of approximately $139.3 million. The Company had $135 million outstanding under its Revolver at August 3, 1997 and had approximately $13.0 million in letters of credit which also are supported by the Revolver which had a maximum available credit of $159.6 million. The maximum amount available under the Revolver is scheduled to be reduced by $30 million on October 22, 1997 and by $37.5 million on April 22, 1998. Based on the amount currently outstanding, the Company will be required to repay $18.4 million to reduce the outstanding balance under the Revolver (including letters of credit) to the scheduled maximum of $129.6 million in October 1997. In addition, the Company has a mortgage financing of $17.4 million due November 1, 1997. The Company's credit agreements generally require proceeds from asset sales to be applied to reduce the Bridge Loan. Accordingly, cash flows generated from further planned asset sales will not be available to meet these upcoming debt payments. Based on the Company's operating results during the first three quarters of 1997, expected operating results for the fourth quarter, including the expenses incurred in connection with the recently settled proxy contest, management does not believe that its cash flow from operations, supplemented by its available unused line of credit, will be sufficient to permit the Company to fund the scheduled payment of $18.4 million due on the Revolver on October 22, 1997 and the $17.4 million mortgage financing due on November 1, 1997. In addition, unless modified by its existing lenders, management expects that at the end of the fourth quarter it will not be in compliance with certain financial covenants in its credit agreements, which together with the inability of the Company to fund the scheduled principal payment due during the fourth quarter will place the Company in default under its credit agreements and the lenders may accelerate demand for payment thereunder. As a result, the Company is seeking to refinance its existing debt obligations and based on current discussions believes that a firm commitment for such refinancing will be executed during the fourth quarter and will provide adequate liquidity for the immediate needs of its business; however, no assurance can be given that such commitment will be executed or if executed will be successfully consummated. In the event that such refinancing does not occur, the Company expects to seek modification of certain financial covenants and a rescheduling of principal payments under its existing credit agreements to provide the liquidity and capital needed for its business; however, there can be no assurance that the Company will be successful in obtaining the necessary modifications to its existing credit agreements.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 27, 1997, is incorporated herein by this reference. See also Note 9 to the Notes to Consolidated Condensed Financial Statements at pages 11-12 of this Quarterly Report on Form 10-Q.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

         3(ii)   Restated Bylaws of Shoney's, Inc. dated August 21, 1997.

         10.1 Management Retention Agreement dated as of July 15, 1997 between the Company and Betty J. Marshall.

         10.2 Management Retention Agreement dated as of July 15, 1997 between the Company and Haney A. Long, Jr.

         10.3 Management Retention Agreement dated as of July 15, 1997 between the Company and Robert A. Speck.

         10.4 Management Retention Agreement dated as of July 15, 1997 between the Company and James W. Arnett.

         10.5 Management Retention Agreement dated as of July 15, 1997 between the Company and David A. Jordan.

         10.6 Management Retention Agreement dated as of July 15, 1997 between the Company and Ronald E. Walker.

         10.7 Management Retention Agreement dated as of July 15, 1997 between the Company and F.E. McDaniel, Jr.

         10.8 Management Retention Agreement dated as of July 15, 1997 between the Company and Gregory A. Hayes.

         11      Statement regarding computation of per share earnings.

         27      Financial Data Schedule.

         (b) The Company filed a report on Form 8-K on June 23, 1997 to report, under Item 5, the adoption of amended bylaws on June 22, 1997, and the amended bylaws were filed as Exhibit 3 to such Form 8-K. In addition, the Company filed a report on Form 8-K on August 12, 1997 to report under Item 5, the Settlement Agreement dated August 10, 1997, by and among the Company, Raymond D. Schoenbaum and Betty J. Schoenbaum and, in connection therewith, approved certain amendments to the Company's Restated Bylaws. The Settlement Agreement and the Amended Bylaws were filed as Exhibit 10 and Exhibit 3, respectively, to such Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

Date: September 17, 1997   By:  /s/ W. Craig Barber
                                ------------------------------------------------
                                W. Craig Barber
                                Senior Executive Vice President,
                                Chief Administrative Officer, and Chief
                                Financial Officer (Principal Financial and Chief
                                Accounting Officer)