Form 10-K
period 1997-10-26
SHONEYS INC
filed 1998-01-23
CIK 89902

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   FOR THE FISCAL YEAR ENDED OCTOBER 26, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For the transition period from              to

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

         As of January 20, 1998, there were 43,806,570 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $142,371,352.

As of January 20, 1997, there were 48,673,365 shares of Shoney's, Inc., $1 par value common stock outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                            DOCUMENT                                            INCORPORATED INTO
                            --------                                            -----------------

Portions of the Definitive Proxy Statement for Annual Meeting of
Shareholders on April 2, 1998, to be filed with the Securities and
Exchange Commission (the "Commission") within 120 days after the fiscal
year ended October 26, 1997 (hereinafter the "1998 Proxy Statement")                  Part III

                                      INDEX

                                                                                                       Page
                                                                                                    Referenced
                                                                                                     Form 10-K
                                                                                                     ---------

                                                      PART I

Item 1.           Business...............................................................................1
Item 2.           Properties.............................................................................7
Item 3.           Legal Proceedings......................................................................7
Item 4.           Submission of Matters to a Vote of Security Holders....................................8



                                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.................12
Item 6.           Selected Financial Data...............................................................13
Item 7.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations........................................................14

Item 8.           Financial Statements and Supplementary Data...........................................24
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................52

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant................................... 53
Item 11.          Executive Compensation............................................................... 53
Item 12.          Security Ownership of Certain Beneficial Owners and Management....................... 53
Item 13.          Certain Relationships and Related Transactions....................................... 53

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................53





                  Signatures............................................................................60

                                     PART I

ITEM 1. BUSINESS.

         Shoney's, Inc. (the "Company") operates and franchises a chain of 1,387 restaurants in 34 states. The Company was incorporated under the laws of the State of Tennessee on November 1, 1968. The Company is a diversified food service chain that consists of three restaurant divisions: Shoney's Restaurants, Captain D's and a Casual Dining Group. Based on U.S. System wide revenues, the Company is the 22nd largest chain restaurant operator(1). The Company's principal restaurant concepts include Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's, which are quick-service restaurants specializing in seafood. The Company also operates two casual dining restaurant concepts: Fifth Quarter, a steakhouse concept, and Pargo's, a contemporary casual dining restaurant featuring a wide variety of fresh, made-from-scratch dishes. The Company also operates a distribution and manufacturing operation which includes four distribution centers that support Company and franchised restaurant operations by providing most of the necessary food and supplies. The distribution and manufacturing operation also includes a meat processing facility for ground beef, steaks, and soup products. The Company's fiscal year ends on the last Sunday in October. Fiscal years 1997, 1996 and 1995 each included 52 weeks. All references herein to particular years refer to the Company's fiscal year unless otherwise noted.

RESTAURANT CONCEPTS

Shoney's Restaurants

          Shoney's Restaurants, which began operation in 1952, are full-service, family dining restaurants that generally are open 18 hours each day and serve breakfast, lunch and dinner. At October 26, 1997, there were 489 Company-owned and 281 franchised Shoney's Restaurants located in 32 states. Shoney's Restaurants' menu is diversified to appeal to a broad spectrum of customer tastes and includes traditional items such as hamburgers, sandwiches, chicken, seafood, home-style entrees and vegetables, a variety of pasta and stir-fry dishes, steaks and desserts. Entree selections range in menu price from $5.99 to $7.49 at dinner and $3.99 to $5.99 at lunch. The average guest check was $6.13 for Company-owned units in 1997, compared to $5.95 in 1996 and $5.75 in 1995. Shoney's Restaurants also offer its signature all-you-care-to-eat breakfast bar and the soup, salad and fruit bar. In addition to its regular menu, Shoney's Restaurants often feature promotional menus offering special entrees for a limited time. These promotional menu items are used to generate new guest trials and to increase guests' dining frequency. Promotions also serve as a vehicle to test new items that, if popular, may be added to the regular menu. Shoney's Restaurants generally have between 120 and 180 seats and employ 65 people, including management personnel.

          Shoney's Restaurants seek to differentiate themselves from competing restaurants by offering excellent food and service, warm hospitality and a good value to its customers. Shoney's Restaurants place significant emphasis on the quality of food ingredients, proper preparation methods, attractive food

--------
     1 Based on the 1997 annual survey of the top 100 restaurant chains published by Nation's Restaurant News (June 23, 1997).

presentation and competitive prices. Buildings are generally brick veneer or dryvit exteriors and usually include exterior awnings along with halide lighting for greater visibility at night.

          During 1997, comparable restaurant sales declined 4.0% for all Company-owned Shoney's Restaurants, including the effects of a menu price increase of 1.4%. Average sales volumes for Company-owned units open all year were $1,418,000 in 1997, compared to $1,498,000 in 1996 and $1,525,000 in 1995.
Shoney's Restaurants average unit volumes were lower in 1997 as a result of the decline in comparable restaurant sales and the acquisition of lower volume restaurants from TPI Enterprises, Inc. ("TPI") in 1996.

Captain D's

          Captain D's, which began operation in 1969, are quick-service seafood restaurants which offer in-store, carryout or drive-thru service and are generally open seven days a week from 11 a.m. until 11 p.m, serving lunch and dinner. There were 378 Company-owned and 213 franchised Captain D's restaurants located in 22 states at October 26, 1997. The typical Captain D's restaurant has 90 seats and employs 20 people, including management personnel. Captain D's menu includes fried, broiled and baked fish, a variety of chicken and shrimp dishes, fried clams, stuffed crab, seafood and tossed salads, baked potatoes, french fries, hush puppies, green beans, coleslaw, fried okra and a selection of desserts. Entree selections range in menu price from $3.09 to $6.99. The average guest check for Company-owned units was $4.41, $4.35 and $4.30 in 1997, 1996 and 1995, respectively. During 1996, Captain D's successfully tested a "Coastal Classics" menu which features more upscale seafood items (e.g., broiled salmon, orange roughy, catfish, and fried oysters) at price points higher than the average guest check. The Company intends to offer the "Coastal Classics" menu in approximately 100 Company-owned Captain D's by the end of 1998. Captain D's restaurants also offer a variety of non-seafood items to broaden the menu's appeal. Captain D's conducts on-going research and development to develop appealing new menu items and improve the quality of existing items.

          Captain D's units are generally 2,400 square foot buildings with wood siding exteriors. During 1996, the Company began a remodeling program for its Captain D's units to include an enhanced nautical appearance with a new "seaberry" exterior color and redesigned, graphics-oriented drive-thru menus. The Company's operational strategy for Captain D's is to increase comparable restaurant sales through the continued introduction and promotion of distinctive, high quality menu items, emphasis on fast and reliable service, and maintaining a strong commitment to high food quality at an affordable price. Comparable store sales for Company-owned units declined 1.1% in 1997, including the effects of a 1.0% menu price increase. The average sales volume for Company-owned Captain D's open all year was $780,000 in 1997, compared to $797,000 in 1996 and $767,500 in 1995. Captain D's average unit volumes were lower in 1997 as a result of the decline in comparable restaurant sales and the acquisition of lower volume restaurants from TPI in 1996.

Casual Dining Concepts

          The Company has two distinct casual dining concepts: Pargo's and Fifth Quarter. In January 1995, the Company announced a reorganization which included plans to divest these two restaurant concepts. In July 1995, the Company announced that these concepts would be retained, and substantially all of senior management of these concepts was replaced during 1996. During 1997, the President of the

Casual Dining Group left the Company, which resulted in uncertainty regarding the future plans for the concepts. As a result, operational execution deteriorated, and negatively affected the sales and profitability of these concepts. Management intends to retain the concepts, strengthen their management, and improve their operational performance. During 1997, the Company sold five of its seven BarbWire's steakhouses which previously had been included in the Casual Dining Group and closed the other two units. The Company intends to dispose of the related property of the remaining closed BarbWire's units.

           PARGO'S--Pargo's, founded in 1983 and acquired by the Company in 1986, are mid-scale, casual dining restaurants that serve fresh, made-from-scratch entrees designed to cater to a diverse range of customer tastes. There are 19 Pargo's located in 7 states. Pargo's menu includes a variety of appetizers, beef, seafood and chicken entrees, specialty burgers and sandwich platters, pasta dishes, daily homemade soups, garden fresh salads, fresh breads, a daily "fresh catch" entree, and periodic promotional food events. Pargo's goal is to become the "favorite neighborhood restaurant" in each of its markets. Management training and development efforts are focused on achieving a "customer centered" operational approach at each unit. Pargo's provides a warm environment for families by offering balloons, coloring books and crayons for children.

           Comparable restaurant sales for Pargo's restaurants during 1997 declined 8.9%, with no menu price changes. The average sales volume of units open all year in 1997 was $1,944,000, compared with $2,201,000 in 1996 and $2,345,000 in 1995.

           FIFTH QUARTER--Fifth Quarter, which began operation in 1973, are special occasion steakhouses that operate in the mid-scale steakhouse segment. Fifth Quarter restaurants are open seven days a week, and serve lunch and dinner. There are 7 Fifth Quarter restaurants located in 5 states. The Fifth Quarter's menu includes a wide range of USDA choice steaks, a variety of chicken and seafood entrees, and its signature slow-cooked prime rib. Fifth Quarter restaurants also offer burgers, sandwiches, soups, a host of appetizers and side items, an extensive salad bar, and a full selection of desserts. Fifth Quarter restaurants generally feature stucco exteriors with tudor-style architectural elements. Interiors are stucco and brick and generally include memorabilia and photos relevant to each restaurant's marketplace. Fifth Quarter restaurants are positioned as local neighborhood steakhouses and tend to have a well established local clientele.

           The average sales volume of Fifth Quarter restaurants was $2,157,000 in 1997, $2,185,000 in 1996, and $2,340,000 in 1995. Comparable restaurant sales for the Fifth Quarter concept decreased 4.7% in 1997 with no menu price changes.

          The table below presents revenues and earnings (loss) before interest and taxes for each of the Company's restaurant concepts for the last three fiscal years.

                                                                  ($ in Millions)

                                    Shoney's Restaurants                              Captain D's Restaurants
                              --------------------------------                   ---------------------------------
                               1997          1996        1995                     1997        1996           1995
                              ------        ------      ------                   ------      ------         ------
Revenues                      $705.8        $580.3      $546.7                   $295.4      $254.5         $246.5
Earnings before interest
and taxes                     $ 10.0        $ 15.1      $ 25.5                   $ 20.3      $ 20.6         $ 19.5


                                    Pargo's Restaurants                              Fifth Quarter Restaurants
                              --------------------------------                   ---------------------------------
Revenues                      $ 36.9        $ 39.7      $ 36.4                   $ 15.6      $ 17.5         $ 21.4
Earnings (loss) before
interest and taxes            $ (0.6)       $  1.8      $  1.8                   $  0.7      $  1.1         $  1.7

Distribution and Manufacturing

          The Distribution and Manufacturing Operation includes four distribution facilities and a meat processing facility which supplies ground beef, steaks, and soups to Company-owned and franchised restaurants. The objective of the Distribution and Manufacturing Operation is to provide Company-owned and franchised restaurants with a reliable source of quality food products at the lowest practical cost. The Company utilizes central purchasing of all major food, supply and equipment items for its restaurants to achieve consistent quality and control costs. As part of the Company's acquisition of the assets of TPI in September 1996, the Company acquired TPI's two distribution centers located in Memphis, Tennessee and Charlotte, North Carolina. Shortly after the acquisition, the Company closed these two distribution centers, and closed the Company's Atlanta distribution center. During 1997, distribution was shifted from those facilities to the remaining four distribution facilities to increase efficiency.

          Total revenues for the Distribution and Manufacturing Operation, including intercompany sales, were $542,576,000 in 1997, $502,893,000 in 1996 and $505,085,000 in 1995. Revenues for the Distribution and Manufacturing Operation, excluding intercompany sales, were $137,866,000 in 1997, $158,661,000 in 1996 and $163,687,000 in 1995. Earnings before interest and taxes for the Distribution and Manufacturing Operation were $11,214,000 in 1997, $10,137,000 in 1996 and $11,939,000 in 1995. The Company's distribution centers currently serve 461 franchised restaurants.

BUSINESS DEVELOPMENT AND FRANCHISING

          The Company's business plan is to focus its available personnel and capital resources on improving the operations of its existing store base and to close under-performing units which have been assessed as having limited future potential. Sales proceeds from such units will be used to reduce outstanding debt. As a result, the Company does not intend to develop any new restaurants during 1998.

          The Company franchises both its Shoney's Restaurant and Captain D's concepts. Franchise agreements normally cover a period of 20 years and require payment of an initial franchise fee and a royalty based on a percentage of the franchised restaurants' sales. Franchise agreements also require restaurants to conform to express standards of appearance, service, food quality and menu content. Management may, from time to time, offer to sell certain Company-owned restaurant properties, which are located outside of the Company's core southeastern market, to its franchisees.

          The table below presents the change in the number of restaurant units, both Company-owned and franchised restaurants, during 1997, by restaurant concept:

                           At October 27, 1996            Openings             Closings              At October 26, 1997
                     ---------------------------   --------------------   ------------------    ---------------------------
                     Company   Franchise   Total     Company  Franchise   Company   Franchise   Company  Franchise    Total
                     -------   ---------   -----     -------  ---------   -------   ---------   -------  ---------    -----
Shoney's               544        300        844        10         8        (65)       (27)        489       281         770
Captain D's            379        219        598         1         4         (2)       (10)        378       213         591
Fifth Quarter            8          0          8         0         0         (1)         0           7         0           7
Pargo's                 19          0         19         0         0          0          0          19         0          19
BarbWire's               7          0          7         0         0         (7)         0           0         0           0
                       ---        ---      -----        --        --        ----       ----        ---       ---       -----
                       957        519      1,476        11        12        (75)       (37)        893       494       1,387
                       ===        ===      =====        ==        ==        ====       ====        ===       ===       =====

ADVERTISING AND MARKETING

          The Company's marketing strategies continue to focus on advertising designed to both increase guest frequency and new guest trial. The marketing and advertising strategies for the Shoney's Restaurant concept revolve around utilization of television and radio advertising in the Company's larger markets to attain greatest media efficiency. In markets where Company-owned Shoney's Restaurants are sparsely distributed, marketing and advertising strategies rely more on local advertising (i.e., contact development with local hotels, civic organizations and tourism groups and advertising in local newspapers and sponsorship of local events). The Company also utilizes this same general advertising strategy with its Captain D's concept, except that Captain D's has historically more heavily utilized newspaper and promotional coupons to support its marketing activities. Captain D's also strives to maximize its advertising during the Lent season to leverage its market position against this seasonal increase in demand for fish. The Company's Casual Dining Group relies solely on local advertising and limited radio and print exposure for its marketing activities.

          The Company's franchise agreements require advertising contributions to the Company to be used exclusively for the purpose of maintaining, directly administering and preparing standardized advertising and promotional activities. Those agreements also require franchisees with restaurants in markets with Company-owned restaurants to contribute to a fund used for the purchase of advertising. Franchisees may also spend additional amounts on local advertising.

RAW MATERIALS SOURCES AND AVAILABILITY

          Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for food and supplies with a variety of vendors generally for terms of one year or less. Such commitments generally include a pricing schedule for the period covered by the agreements.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          The Company's restaurant operations constitute a dominant segment in accordance with Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise".

SERVICE MARKS

          The Company has registered the names "Shoney's," "Captain D's," Fifth Quarter," and "Pargo's," and their respective logos, as service marks with the United States Patent and Trademark Office. The Company regards its service marks as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

EMPLOYEES

          At December 31, 1997, the Company employed approximately 33,000 persons. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

COMPETITION

          The restaurant industry is intensely competitive with respect to price, service, location, and food quality. The Company competes with a number of national and regional restaurant chains as well as locally owned restaurants that specialize in the sale of seafood, sandwiches, and other prepared foods. The restaurant business is often affected by changes in consumer taste, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number, and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

ITEM 2. PROPERTIES

         The following table sets forth certain information regarding the Company's restaurant and other properties,(2) including those under construction, as of October 26, 1997:

                                                                 Number of Properties(3)
                  Use                                    Total             Owned           Leased
                  ---                                    -----             -----           ------

         Office and Distribution Facilities(4)               7                 7                0
         Shoney's Restaurants                              489               282              207
         Captain D's Restaurants                           378               243              135
         Pargo's Restaurants                                19                10                9
         Fifth Quarter Restaurants                           7                 3                4
                                                           ---              ----             ----
                                                           900               545              355
                                                           ===               ===              ===

Leases

         Most of the leases for the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totaling approximately $16.2 million in 1997, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes and insurance under most of the leases. Approximately 185 of the leases (46%) expire prior to October 31, 2002; however, approximately 124 of these leases (67% of the 185 leases) provide for renewal options. Notes 8 and 10 of the Notes to Consolidated Financial Statements on pages 40 and 46 respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         Belcher, et al. v. Shoney's, Inc. - See paragraphs 1 through 5 of Note 13 and paragraphs 3 through 5 of Note 15 of the Notes to Consolidated Financial Statements at pages 49 through 51 of this Annual Report on Form 10-K, which are incorporated herein by this reference.

         Other Litigation - The Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

--------

2 The Company's 893 restaurant properties in operation as of October 26, 1997 were located in 27 states.

3 In addition, the Company owns or leases 90 properties that are in turn leased to others and 73 parcels of land.

4 The Company's principal offices and distribution facility at Nashville, Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. The Company also operates distribution facilities in Ripley, West Virginia; Macon, Georgia; and Wichita, Kansas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 10, 1997, the Company announced that it had entered into a settlement agreement with Raymond D. Schoenbaum and Betty J. Schoenbaum (the "Schoenbaums") on behalf of The Shoney's Shareholders' Committee (the "Committee") to end the Schoenbaum's pending proxy contest to replace the Company's Board of Directors. Under the terms of the settlement agreement, the Company's bylaws were amended to increase the number of directors from seven to eleven. Raymond D. Schoenbaum and J. Michael Bodnar were added to the Company's Board of Directors and the Company agreed that one additional director selected from the Committee's slate of nominees would be added within two weeks of the settlement with a fourth mutually acceptable director to be added to the Board as soon as practicable and, in any event, within 60 days. The Company and the Committee also agreed that the new directors would be nominated for election to the Board by the Company at the next annual meeting of the Company's shareholders. The Committee agreed to withdraw their request for a Special Meeting of Shareholders and to terminate their proxy solicitation including a standstill provision prohibiting certain actions, including the commencement of a new proxy contest, until April 30, 1998, subject to certain exceptions. The agreement also provided that Raymond D. Schoenbaum be added to three committees of the Company's Board of Directors: the Executive Committee, the Nominating Committee and a newly formed Operations Committee. In addition, the settlement agreement required that at least one of Raymond D. Schoenbaum or a nominee from the Committee's slate of nominees will be appointed to serve on each other committee of the Board.

         The settlement agreement also provided that the Company would reimburse the Schoenbaums $2.5 million for professional fees and other expenses associated with the proxy contest. The total costs incurred by the Company in connection with the proxy contest, including the reimbursement of costs to the Schoenbaums, was approximately $5.3 million.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, 17 C.F.R. ss. 229.401, furnishes the following information with regard to its executive officers as an additional item in Part I of this Annual Report on Form 10-K. The following officers are those that the Company currently deems to be "executive officers", as defined by the Securities and Exchange Commission.

         Name                                        Office                                             Age
         ----                                        ------                                             ---

C. Stephen Lynn               Chairman of the Board                                                      50
J. Michael Bodnar             President and Chief Executive Officer                                      53
Robert M. Langford            Senior Executive Vice President and
                                Chief Operating Officer                                                  46
Bernard W. Gray               Chief Information Officer                                                  50
Gregory A. Hayes              Chief Financial Officer                                                    41
F.E. McDaniel, Jr.            Chief Administrative Officer, Secretary and
                                General Counsel                                                          42
Kevin P. Carey                President and Chief Operating Officer - Casual Dining                      40
Haney A. Long, Jr.            President and Chief Operating Officer - Distribution
                                and Manufacturing                                                        52
Ronald E. Walker              President and Chief Operating Officer - Captain D's                        47
James W. Arnett, Jr.          Senior Vice President - Shoney's Restaurants                               48
David L. Gilbert              Senior Vice President - Real Estate                                        40
David A. Jordan               Senior Vice President - Business Development                               44
Betty J. Marshall             Senior Vice President - Corporate Communications and
                                Community Relations                                                      47
Robert A. Speck               Senior Vice President - Strategic Planning                                 43
Gary W. Wilson                Senior Vice President - Captain D's                                        38

         There is no family relationship among any of the executive officers and any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

         Mr. Lynn was elected as the Chairman of the Board and Chief Executive Officer of the Company on April 11, 1995 and was named President in January 1996. He served as Chief Executive Officer and President until November of 1997. Mr. Lynn previously served as Chief Executive Officer and as a Director of Sonic Corp. from November 1983 through April 1995. He also served as Chairman of the Board of Sonic Corp. from April 1986 to April 1995.

         Mr. Bodnar was named President and Chief Executive Officer of the Company in November 1997 and previously had been elected to the Board of Directors in August 1997 pursuant to the settlement with the Schoenbaums. See
Item 4. "Submission of Matters to a Vote of Security Holders." Mr. Bodnar has served as President of Bodnar Investment Group, Inc., a real estate investment company focusing primarily on the restaurant industry, since 1984. From January 1986 to May 1996, Mr. Bodnar served as President of Triangle Management Group, Inc., a restaurant management company.

         Mr. Langford joined the Company in October 1995. In November 1995 the Board elected him to the positions of Executive Vice President, General Counsel and Secretary. In October 1996, Mr. Langford was elected Senior Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Langford had operated six franchised Shoney's Restaurants since 1985. From 1991 to February 1996, Mr. Langford served as Chairman of the Board and as a Director of Restaurant Management Services, Inc. and its parent RMS Holdings, Inc. ("RMS"), a franchisee of Shoney's and Captain D's restaurants.

         Mr. Gray first joined the Company in April 1994 and served as Vice President, Management Information Systems until October 1997. Mr. Gray had formerly served as Systems Development Manager from July 1992 to April 1994 with The Park City Group. In October 1997, Mr. Gray joined Podiatrist Insurance Corporation of America as Chief Information Officer. Mr. Gray rejoined the Company in December 1997 and was named Chief Information Officer.

          Mr. Hayes joined the Company as Director of Financial Analysis in June 1993 and was elected Vice President and Controller of the Company in August 1995. Mr. Hayes was named Senior Vice President and Controller in October 1996 and was appointed as Chief Financial Officer in December 1997. Previously, Mr. Hayes was a senior manager with the accounting firm of Ernst & Young LLP, where he had been employed in the audit and accounting practices of the Nashville, Tennessee, New York, New York, and Cincinnati, Ohio offices from 1978 to 1993.

         Mr. McDaniel has served in various positions since joining the Company in 1981. He was elected Assistant Secretary in December 1984 and Secretary in August 1988 and was elected to the additional position of Treasurer in December 1992. In March 1994, he was named a Vice President of the Company and was named Senior Vice President, Secretary and Treasurer in October 1996. In December 1997, he was named Chief Administrative Officer, Secretary and General Counsel.

         Mr. Carey was named President and Chief Operating Officer of the Company's Casual Dining Group in December 1997 and had served as a consultant to the Company since November 1997. From October 1996 to October 1997, Mr. Carey served as Area Director and consultant for Innovative Restaurants Concepts, Inc., responsible for Ray's on the River, an Atlanta Restaurant, Rio Bravo Grille and Green Hills Grille. Mr. Carey served as managing partner of three one-of-a-kind concepts for Liberty House Restaurant Corporation from April 1992 to June 1996 and served in various positions with Houston's Restaurants, Inc. from May 1982 to April 1992.

         Mr. Long joined the Company as Senior Vice President of Purchasing and Distribution in September 1996 and was named President and Chief Operating Officer of the Company's Distribution and Manufacturing division in December 1997. Prior to joining the Company, Mr. Long served as Senior Vice President of Purchasing and Distribution for TPI from November 1989 to September 1996.

         Mr. Walker has held various positions since joining the Company in 1980, becoming Director of Franchise Operations for the Captain D's Division in December 1984. He was elected Vice President of Franchise Operations in December 1986 and was named Executive Vice President - Captain D's in January 1995. In March 1996, Mr. Walker was named as President of the Company's Captain D's division. In December 1997, Mr. Walker was named President and Chief Operating Officer of the Captain D's division.

         Mr. Arnett was named Senior Vice President - Shoney's Operations in January 1997. Mr. Arnett had been employed by TPI, as Vice President of its Shoney's Restaurant division from July 1995 to September 1996. From October 1990 to January 1995, Mr. Arnett had served as President and Chief Operating Officer and as a Director of the Company.

         Mr. Gilbert joined the Company in January 1998 as Senior Vice President
- Real Estate. Mr. Gilbert formerly served as Director of Development and Purchasing for Innovative Restaurant Concepts, Inc. from October 1989 to March 1995 and as Executive Director of Development for Applebee's International, Inc., from March 1995 to January 1998.

         Mr. Jordan joined the Company in February 1996 as Vice President of Strategic Planning and was named Senior Vice President for Business Development in October 1996. Mr. Jordan had served as President of Sonic Industries from November 1994 to February 1996 and previously served as Director of National Chain Accounts for Coca-Cola Fountain, a division of The Coca-Cola Company, from September 1989 to November 1994.

         Ms. Marshall joined the Company in March 1990 as Director of Purchasing. She was named Vice President of Corporate and Community Affairs in January 1991. Ms. Marshall was elected to her present position as Senior Vice President of Corporate Communications and Community Relations in October 1996.

         Mr. Speck joined the Company in December 1995 and was elected Division President - Shoney's Restaurants at that time. In January 1997, Mr. Speck was elected Senior Vice President - Strategic Planning. Prior to joining the Company, Mr. Speck had served as Chief Operating Officer of Grandy's, Inc. since 1989.

         Mr. Wilson joined the Company in December 1975 and has served in various positions in the Captain D's division. He was promoted to Division Director in February 1987, to Regional Director in December 1991 and to Regional Vice President of Operations in February 1995. He was elected Senior Vice President - Captain D's in December 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "SHN." The following table sets forth the high and low trading prices of the Company's common stock as reported by the New York Stock Exchange during each of the fiscal quarters of the prior two fiscal years:

                                                                Stock            Stock
                                                                Market           Market
                                                                 High             Low
                                                                 ----             ---
           1997
           First Quarter                                        8 3/4             6 3/4
           Second Quarter                                       8 1/4             4 3/8
           Third Quarter                                        6 5/8             5 1/4
           Fourth Quarter                                       6 1/4             4 1/2


           1996
           First Quarter                                        11 5/8            7 7/8
           Second Quarter                                       13 3/8            8 1/8
           Third Quarter                                        13 3/8            8 3/8
           Fourth Quarter                                        9 7/8            7 3/8




         There were 8,564 shareholders of record of the Company's Common Stock as of January 20, 1998.

         The Company has not paid a dividend on its common shares during the last two years. The Company currently intends to retain all earnings to support the development and growth of the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues prohibit dividends and distributions on common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            FIVE YEAR FINANCIAL SUMMARY

                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

Fiscal year ended October                              1997         1996(d)        1995(d)              1994          1993(a)
                                                   -----------     ----------    -----------         ----------     -----------

Revenues                                           $ 1,227,076     $1,099,742    $ 1,053,332        $ 1,072,459     $ 1,051,747
Costs and expenses
   Cost of sales                                     1,093,789        951,565        922,545            895,893         877,582
   General and administrative                           84,401         68,227         63,905             55,397          54,440
   Interest expense                                     45,016         37,951         39,816             41,237          44,466
   Litigation settlement                                                                                 (1,700)
   Impairment of long-lived assets                      53,967
   Restructuring expense                                                               7,991
                                                   -----------     ----------    -----------         ----------     -----------
                                                     1,277,173      1,057,743      1,034,257            990,827         976,488
Income (loss) from continuing operations
 before income taxes, extraordinary charge,
 and cumulative effect of change in
 accounting principle                                  (50,097)        41,999         19,075             81,632          75,259
Income taxes (benefit)                                 (14,386)        15,953          7,873             29,314          28,456
                                                   -----------     ----------    -----------         ----------     -----------
Income (loss) from continuing operations before
 extraordinary charge and cumulative effect of
   change in accounting principle                      (35,711)        26,046         11,202             52,318          46,803
Discontinued operations, net of income taxes                              398          8,137             10,277          11,207
Gain on sale of discontinued operations,
 net of income taxes                                                   22,080          5,533
Extraordinary charge on early extinguishment
 of debt                                                                                                 (1,038)
Cumulative effect of change in accounting for
 income taxes                                                                                             4,468
                                                   -----------     ----------    -----------         ----------     -----------
Net income (loss)                                  $   (35,711)    $   48,524    $    24,872        $    66,025     $    58,010
                                                   ===========     ==========    ===========         ==========     ===========


Weighted average shares
  outstanding (fully diluted)                           48,540         48,266         41,519             46,520          45,644

Per share data--fully diluted
   Income (loss)  from continuing operations       $     (0.74)   $      0.64    $      0.27        $      1.21     $      1.11
   Net income (loss)                               $     (0.74)   $      1.10    $      0.60        $      1.51(b)  $      1.35
   Dividends                                                --             --             --                 --              --

Total assets                                       $   644,689        747,081    $   535,016        $   554,978     $   525,520
Long-term debt and obligations under
  capital leases                                   $   466,039     $  476,540    $   406,032        $   414,026     $   389,898
Shareholders' equity (deficit)                     $   (12,345)    $      528    $  (108,307)       $  (136,764)    $  (209,988)

Number of restaurants at year-end (c)
   Company-owned                                           893            957            698                719             708
   Franchised                                              494            519            826                874             875
                                                   -----------     ----------    -----------         ----------     -----------
   Total restaurants                                     1,387          1,476          1,524              1,593           1,583
                                                   ===========     ==========    ===========         ==========     ===========

Notes:      (a)  -   53 week year.
            (b)  -   Income before extraordinary charge and cumulative effect
                     of change in accounting principle was $1.43 per share.
            (c)  -   Continuing operations.
            (d)  -   See Note 2 - Acquisitions and Note 3 - Discontinued
                     Operations and Restructuring of the Notes to Consolidated
                     Financial Statements included as Item 8 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

            On September 9, 1996, the Company completed the acquisition of substantially all of the operating assets of TPI, including TPIR, Inc., a franchisee which operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The acquisition was accounted for as a purchase and the 1996 financial statements include the results of operations of the acquired business for only seven weeks.

RESULTS OF OPERATIONS
REVENUES

            The components of the change in revenues from continuing operations during 1997, 1996 and 1995 are summarized as follows:

                                                            ($ in millions)
                                                     1997        1996        1995
                                                  ---------   ---------   ---------
Sales from restaurants opened or acquired         $   220.0   $    65.1   $    22.2
Higher menu prices                                      9.7        16.5         3.7
Sales at prior year prices                            (38.9)       (9.1)        2.5
Closed restaurants                                    (33.2)      (30.1)       (8.9)
Distribution and manufacturing and other sales        (20.9)       (5.6)      (26.0)
Franchise revenues                                    (11.7)        2.7        (1.9)
Other income                                            2.3         6.9       (10.7)
                                                  ---------   ---------   ---------
  Total                                           $   127.3   $    46.4   $   (19.1)
                                                  =========   =========   =========

         Comparable restaurant sales of all the Company's restaurant concepts declined 3.4% in 1997, increased 0.2% in 1996, and declined 2.1% in 1995, before considering menu price increases of 1.2%, 2.0% and 2.5% for 1997, 1996 and 1995, respectively. Restaurant revenues were also negatively affected by the closure of under-performing restaurants in 1997, 1996 and 1995. Overall restaurant revenues increased in 1997 and 1996 despite the decline in comparable restaurant sales as a result of additional revenues from restaurants acquired from TPI in the fourth quarter of 1996.

         SHONEY'S RESTAURANTS -- Comparable restaurant sales for the Company's Shoney's Restaurants declined 4.0%, 0.9% and 3.2% during 1997, 1996 and 1995, respectively, including the effects of menu price increases of 1.4%, 2.7% and 0.4% for 1997, 1996 and 1995, respectively. Average sales volume of Company-owned Shoney's Restaurants was $1,418,000 in 1997, $1,498,000 in 1996 and $1,525,000
in 1995. The lower average sales volume in 1997 and 1996 reflects the decline in comparable restaurant sales and the inclusion of Shoney's Restaurants acquired from TPI, which had 1997 average sales volumes 12% lower than other Company-owned Shoney's Restaurants. Management believes that the declines in comparable restaurant sales at its Shoney's Restaurants are the result of numerous factors including increased competition, and a decline in operational execution, food quality and service standards which have contributed to declines in customer traffic.

         The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to significantly improve food quality, consistency, customer service and restaurant cleanliness. New research and development personnel have been charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal. The Company is testing an enhanced version of its popular "Breakfast Bar" at varying price points, and will introduce the enhanced bar in additional markets if test results are favorable. Management plans to redirect customers to higher quality menu items with higher margins, while maintaining and upgrading its signature "Soup, Salad and Fruit Bar" as a compliment to the menu. The Company also plans to strengthen field management by increasing the ability of the multi-unit supervisors to oversee the restaurant operations by reducing the number of restaurants under their supervision from eight to ten restaurants to four to six restaurants. During 1998, the Company plans to continue to remodel and refurbish Company-owned Shoney's Restaurants focusing on areas with greatest customer impact and to enhance kitchen equipment to support improved food quality. The Company has engaged a new advertising agency to develop a marketing campaign for Shoney's Restaurants and expects to introduce a new ad campaign in the spring of 1998. The Company plans to use advertising to drive customer retrial following successful implementation of improvements to food quality and operational execution.

         During 1996, the Company tested an "Owner/Manager" program for Shoney's Restaurants in the Company's 48 unit middle Tennessee market, which was later offered at additional restaurants. Under this program, Owner/Managers made an "investment" in their restaurants and received a salary plus incentive compensation based on the improvement of the restaurants' cash flow. This program has not produced improvements in performance nor did it significantly reduce manager turnover. In 1998, the Company intends to introduce a simplified incentive compensation plan for its Shoney's Restaurant managers which will reward managers for increasing sales, meeting cost objectives and improving the profitability of their restaurant. The plan also will include granting managers options to purchase the Company's common stock and a cash retention bonus to discourage turnover. Management believes this revised incentive program will be more effective in improving sales and profitability at the unit level.

         CAPTAIN D'S RESTAURANTS -- Comparable restaurant sales declined 1.1% in 1997, and increased 4.0% and 0.7% in 1996 and 1995, respectively, including menu price increases of 1.0%, 0.9% and 0.5% in 1997, 1996 and 1995, respectively. Captain D's average sales volume was $780,000 in 1997, $797,000 in 1996 and $767,500 in 1995. The lower average sales volume in 1997 was the result of the decline in comparable restaurant sales and the inclusion of 67 lower-volume Captain D's restaurants acquired from TPI. Management believes that the decline in comparable restaurant sales at Captain D's is the result of less effective advertising in 1997 and increased competition. The Company has taken steps to address the decline in comparable restaurant sales including the introduction of a new advertising campaign, new promotional menu items, such as "Buffalo" (hot and spicy) style chicken, fish and shrimp dinners, and the introduction of a new "Coastal Classics" menu featuring items such as broiled salmon, orange roughy and flounder dinners in certain markets, and the addition of a "Catfish Feast" dinner to menus in selected markets. Management believes the upscale "Coastal Classics" menu, with a higher average check ($5.99 and up), has been well received by customers and the Company intends to introduce the "Coastal Classics" menu in approximately 100 Company-owned Captain D's restaurants by the end of 1998.

         CASUAL DINING -- Revenues of the Company's Casual Dining restaurants declined to $59.9 million in 1997 from $68.5 million in 1996. The decline in revenue resulted from the closure and sale of the seven unit BarbWire's chain during 1997, the sale of one Fifth Quarter restaurant and a decline in comparable restaurant sales. For 1997, comparable restaurant sales declined 8.9% at Pargo's and 4.7% at Fifth Quarter restaurants. Comparable restaurant sales declined in 1996 for Pargo's and Fifth Quarter restaurants by 5.2% and 6.6%, respectively, and declined by 3.2% in 1995 for both concepts. The decline in comparable restaurant sales for the Casual Dining Group is the result of increased competition, a decline in operational execution and significant management turnover and organizational changes and uncertainty as to the potential sale of these concepts. The Company intends to retain the concepts and has hired an experienced casual dining executive as President and Chief Operating Officer of the Casual Dining Group to improve their performance.

         DISTRIBUTION & MANUFACTURING -- Revenues of the distribution and manufacturing operation declined by approximately $20.8 million in 1997, $5.0 million in 1996, and $24.0 million in 1995. The decline in sales resulted from a loss of franchised restaurant customers resulting from store closures and increased competition and a decline in purchases by existing customers resulting from negative comparable restaurant sales of franchisees. In late 1996, the Company closed two leased distribution facilities obtained in the acquisition of TPI and, during 1997, closed the Company's Atlanta distribution facility and has shifted their distribution activities to the remaining four distribution centers to increase efficiency.

         FRANCHISING -- Franchise revenues declined by $11.7 million in 1997 as a result of the loss of franchise fees from TPI following the 1996 acquisition of its 243 franchised Shoney's and Captain D's restaurants, a decline in comparable restaurant sales of franchisees, fewer franchised restaurants in operation (excluding TPI) and $5.2 million of nonrecurring franchise revenues earned in 1996. Franchise revenues increased $2.7 million during 1996 as the result of $5.2 million of nonrecurring franchise revenues offset by lower franchise revenues resulting from the acquisition of franchised restaurants, franchised restaurant closures and a decline in comparable restaurant sales of franchisees. Franchise revenues declined in 1995 principally as a result of declines in comparable restaurant sales of franchised Shoney's restaurants and the closure of franchised restaurants.

         OTHER INCOME -- During 1997, other income increased by $2.3 million as a result of increased gains from asset disposals ($2.9 million), revenues from an insurance services subsidiary acquired in 1996 ($1.9 million), offset by the inclusion of a realized gain in 1996 ($2.0 million). Other income increased in 1996 by $6.9 million as a result of increased asset sales ($200,000), additional interest income ($300,000), and a gain from the sale of investments in ShoLodge ($2.5 million). In addition, the Company had a $3.9 million unrealized loss on ShoLodge securities in 1995 with no comparable loss in 1996. Other income declined in 1995 by $10.7 million as a result of an unrealized loss on investment in ShoLodge ($6.3 million), a decline in asset sales ($1.5 million), offset by the inclusion of a gain on sale of minority interest during 1994 with no comparable item in 1995 ($1.7 million).

COSTS AND EXPENSES

Cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of total revenues for the last three fiscal years is shown below:

                                                   1997             1996              1995
--------------------------------------------------------------------------------------------------

         Food and supplies                         39.0%             40.1%            40.9%
         Restaurant labor                          26.0              24.6             23.8
         Operating expenses                        24.1              21.8             22.8
--------------------------------------------------------------------------------------------------
                                                   89.1%             86.5%            87.5%
==================================================================================================

         As compared to restaurant revenues, distribution and manufacturing revenues have a higher percentage of food and supplies costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in distribution and manufacturing revenue have an exaggerated effect on these expenses as a percentage of total revenues. Food and supplies costs as a percentage of revenues declined by 1.1% in 1997, 0.8% in 1996 and 0.9% in 1995, principally as a result of the decline in distribution and manufacturing revenue in each year and the increase in franchise and other revenues in 1996. Food and supplies compared to restaurant revenues were relatively stable in 1997, 1996 and 1995, averaging approximately 37.0%.

         Restaurant labor increased 1.4% and 0.8% as a percentage of total revenues in 1997 and 1996, respectively, as a result of higher wages, declining comparable restaurant sales and a decline in distribution and manufacturing revenues. The Company's hourly employees and tipped servers generally earn wages in excess of the federal minimum wage. Wage rates increased during 1997 and 1996 as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. Management plans to control restaurant labor costs as a percentage of revenue by increasing restaurant average sales volumes, increasing prices as improvements in food quality are achieved, and through more effective labor scheduling. Restaurant labor increased 2.0% as a percentage of revenues in 1995 as a result of increased hours and higher wage rates, which were not offset by menu price increases during 1995 because of competitive pressure, and a decrease in distribution and manufacturing revenue.

         Operating expenses, as a percentage of total revenues, increased 2.3% during 1997 as a result of increased operating costs, a decline in comparable restaurant sales and average sales volumes of the Company's restaurant concepts and the closure of 75 Company-owned restaurants during 1997. The Company anticipates continued pressure on restaurant operating margins until meaningful improvements in comparable restaurant sales are achieved. Operating expenses, as a percentage of revenues, declined 1.0% during 1996 as a result of a small net increase in operating expenses offset by increased revenues from restaurants acquired from TPI, and increased 2.9% during 1995 as a result of a $19.1 million decline in total revenues, increased costs for restructuring and Shoney's operational improvement programs, additional advertising expense from Shoney's Restaurants' ad campaigns, and an increase in self-insurance reserves and other accruals.

         A summary of general and administrative expenses and interest expense as a percentage of revenues for the last three fiscal years is shown below:

                                                                          1997                1996                 1995
-----------------------------------------------------------------------------------------------------------------------
General and administrative                                                6.9%                6.2%                 6.1%
Interest expense                                                          3.7%                3.5%                 3.8%

         General and administrative expenses, as a percentage of revenues, increased 0.7%, 0.1% and 0.9% during 1997, 1996, and 1995, respectively, as the growth in expenses outpaced revenue growth rates. Since 1995, the Company has experienced significant turnover of corporate management staff resulting in increased salaries, relocation expenses, consulting and executive search fees and severance costs. Such costs were $3.0 million, $3.5 million and $7.4 million in 1997, 1996, and 1995, respectively. Additionally, general and administrative expenses increased by $5.3 million in 1997 as a result of costs associated with the settlement of the dissident shareholder proxy contest, increased professional fees of $1.2 million related to the Company's refinancing of its senior debt, increased goodwill amortization and expenses of an insurance services unit acquired in 1996. The increase in general and administrative expense in 1996 resulted from increased management costs and increased expenses related to the TPI acquisition including goodwill amortization.

         Interest expense increased $7.1 million in 1997 compared to 1996 principally as a result of additional debt and capital lease obligations incurred in conjunction with the purchase of substantially all of the assets of TPI in 1996. Interest expense declined by approximately $1.9 million during 1996, principally as a result of lower outstanding debt balances during the first three quarters of 1996.

         The Company refinanced approximately $300.0 million of its senior debt on December 2, 1997 (see Liquidity and Capital Resources). Interest rates on the new credit facility are generally 50 to 100 basis points higher than the debt refinanced. The Company expects the increased costs to be incurred in 1998 as a result of these higher interest rates will be largely offset by a reduction of debt outstanding from proceeds from the sale of surplus restaurant properties and other real estate. The Company incurred debt issue costs of $1.1 million in the fourth quarter of 1997 to obtain waivers (for its inability to make principal payments and comply with debt covenants) from its lenders to facilitate the refinancing. These costs were deferred at the end of 1997, but will result in additional interest expense in the first quarter of 1998. Additionally, the Company had unamortized debt issue costs of $2.2 million deferred at October 26, 1997 related to the debt refinanced, which will result in an extraordinary loss, net of tax, of approximately $1.4 million, in the first quarter of 1998.

         During the fourth quarter of 1995 a restructuring plan was implemented which included the closure of 41 under-performing restaurants consisting of 17 Shoney's Restaurants, 22 Captain D's, and two Fifth Quarter restaurants. The Company recorded a restructuring expense of $8.0 million, including $6.6 million to write-down assets to their net realizable value and to accrue future lease costs, and $1.4 million of other restructuring expenses, consisting principally of severance costs. Cash payments related to these restructuring expenses were $353,000, $1,207,000 and $871,000 in 1997, 1996 and 1995, respectively. In addition, the restructuring liability was reduced by $493,000 as a result of a change in estimate for certain exit costs.

         In the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121") and recorded an asset impairment charge of $17.6 million ($11.2 million net of taxes) related to its restaurant and surplus properties. During 1997, the Company experienced a continuing decline in comparable restaurant sales, an overall decline in profitability, and poor operating performance for the Shoney's and Captain D's restaurants acquired from TPI. As a result, the Company reassessed its future cash flow estimates used to evaluate potential asset impairments under SFAS 121 and recorded an additional asset impairment charge in the fourth quarter of 1997 of $36.4 million ($24.6 million net of taxes) to write down certain impaired assets to estimated fair values. The asset impairment charge for 1997 totaling $54.0 million included $10.5 million to write off goodwill related to acquired restaurants, which was not deemed to be recoverable, based on their projected future cash flows.

         The following table summarizes the components of pretax income from continuing operations before noncash asset impairment charges:

                                                          ($ in millions)
                                                            Fiscal Year
                                 ----------------------------------------------------------------
                                         1997                  1996                 1995
                                 ----------------------------------------------------------------
Restaurants                             $ 29.8                $ 37.9               $  48.7
Distribution & Manufacturing              11.2                  10.1          .       11.9
Franchising                               10.5                  21.6                  18.0
Other                                     (2.6)                 10.3                 (19.7)(2)
                                 ----------------------------------------------------------------
         Total                            48.9(1)               79.9                  58.9
Interest Expense                         (45.0)                (37.9)                (39.8)
                                 ----------------------------------------------------------------
                                        $  3.9               $  42.0               $  19.1
                                 ================================================================

(1) Excludes the $54.0 million noncash charge for asset impairment charges recorded during 1997.
(2)      Includes 1995 restructuring charge of $8.0 million.

         The Company has provided income taxes for 1997 at an effective tax rate of 28.7% as compared with 38.4% in 1996. During the third quarter of 1997, recorded income tax liabilities totaling approximately $26.5 million related to a 1993 transaction were determined to be no longer appropriate and were reversed. Approximately $22.5 million of the reduction in tax liability was credited to additional paid-in capital since the related deferred tax liability arose from an equity transaction. The remaining $4.0 million decrease in the tax liability, which represented accrued interest, reduced income tax expense for 1997. Offsetting such reduction was a $5.9 million increase in the Company's valuation allowance for deferred tax assets resulting from a reassessment of the realizability of those assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. Cash provided by continuing operating activities declined by approximately $21.0 million during 1997 compared with 1996. The net loss from operations of $35.7 million for 1997 was significantly affected by a noncash asset impairment charge of $54.0 million ($35.8 million net of taxes). Cash provided by continuing operating activities increased as a result of higher levels of depreciation, noncash interest expense and other noncash charges and was reduced by a decline in deferred income taxes and the change in operating assets and liabilities. Operating cash flow from continuing operations declined by $10.1 million in 1996 as compared to 1995, principally as a result of a decline in the profitability of the Company's Shoney's Restaurants and an increase in other income in 1996, partially offset by the effect of nonrecurring restructuring expenses incurred in 1995. During 1995 the

Company's cash flow from continuing operations decreased $22.2 million as compared to 1994 principally as a result of a $25.0 million decline in the operating earnings of the Company's Shoney's Restaurants and additional expenses incurred in connection with a restructuring and performance improvement program.

         Cash used by investing activities during 1997 totaled $5.4 million compared to $55.6 million in 1996. The Company received $51.3 million in proceeds from the sale of a discontinued operation (Mike Rose Foods, Inc.) during 1996 with no comparable amount in 1997. This decrease in cash flow, as compared with 1996, was offset by a decrease in capital spending for property, plant and equipment and goodwill arising from franchise acquisitions, and an increase in proceeds from property disposals. Cash used by investing activities in 1996 totaled $55.6 million and included $119.2 million used to acquire property, plant and equipment, franchised restaurants and substantially all of the assets of TPI. The disposal of Mike Rose Foods and the sale of property, plant and equipment during 1996 provided a source of cash of $51.3 million and $12.4 million, respectively. Cash used by investing activities in 1995 was $37.7 million. The divestiture of its Lee's Famous Recipe division ("Lee's") generated $19.4 million of cash in 1995, substantially all of which was utilized to reduce debt.

         During 1997, the Company's cash used by financing activities was $66.1 million compared with $27.7 million in 1996. Significant 1997 financing activities included payments to reduce debt and capital lease obligations of $39.8 million, scheduled payments of $22.6 million on the Company's litigation settlement liability and net reduction in short-term borrowings of $2.1 million. The Company will pay the final litigation settlement payment of $15.7 million by March 1998, and future cash flow will be favorably affected. During 1996, the Company borrowed $100.0 million under a senior secured bridge loan ("Bridge Loan") to provide working capital and a source of financing for the acquisition of the assets of TPI. Approximately $43.0 million of the Bridge Loan proceeds were used to retire indebtedness of TPI and the remainder was used to reduce debt and to provide working capital. The Company also made payments of $23.2 million on its litigation settlement liability in 1996. During 1995, the Company retired $60.0 million of its senior fixed rate debt and reduced the amount outstanding under its reducing revolving credit facility (the "Revolver") by approximately $17.0 million utilizing cash provided by the sale of Lee's and $28.0 million in proceeds from the issuance of senior variable rate debt.

         The Company had $135.0 million outstanding under the Revolver at October 26, 1997 and had approximately $14.5 million in letters of credit which also were supported by the Revolver. The maximum amount available under the Revolver at the end of the third quarter was $159.6 million and was scheduled to be reduced by $30.0 million and $37.5 million on October 22, 1997 and April 22, 1998, respectively. Under the terms of the credit agreement, the Company would have been required to repay $19.9 million on October 22, 1997 to reduce the outstanding revolver balance (including letters of credit) to the scheduled maximum of $129.6 million. In addition, the Company had a mortgage financing of $17.4 million due on November 1, 1997. Based on the Company's operating results during the first three quarters of 1997 and expected operating results for the fourth quarter, including the expenses incurred in connection with the proxy contest, the Company's cash flow from operations, supplemented by its available unused line of credit, were insufficient to permit the Company to fund the scheduled payments. In addition, management did not expect to be in compliance with certain financial covenants in its credit agreements at the end of 1997, which together with the Company's inability to fund the scheduled principal payment due during the fourth quarter would have placed the Company in default under its credit agreements.

         As a result of the foregoing issues, during the fourth quarter of 1997, the Company obtained a firm commitment from NationsBank, N.A. to refinance certain existing debt obligations. The Company obtained waivers from its lenders for the payments of $19.9 million and $17.4 million due in October and

November 1997, respectively, until December 15, 1997, by which date the refinancing was expected to have been completed. The lenders also waived, until December 15, 1997, the Company's anticipated non-compliance with its debt covenants for the year ended October 26, 1997. The Company closed the refinancing on December 2, 1997. The new $375.0 million credit facility consists of a $75.0 million revolving line of credit (the "1997 Revolver") and two term notes of $100.0 million and $200.0 million, respectively, due in 2002. The term notes replace the Revolver, Bridge Loan, and a series of mortgage financings. The new term facilities and 1997 Revolver provide the Company with additional liquidity and a debt amortization schedule which supports the Company's business improvement plans. Based upon its commitment letter and waivers from its lending banks, the Company classified the amounts due under the Revolver, Bridge Loan and mortgage financings subsequently refinanced as long-term at October 26, 1997.

         During the first quarter of 1997, the Company elected to close approximately 82 under-performing Shoney's restaurants, of which 54 had been closed and 21 had been sold, leased, or had the leases terminated as of October 26, 1997. The Company is marketing these properties and leasehold interests and is required to apply all proceeds to reduce senior bank debt. In the first quarter of 1997, the Company also identified additional Shoney's Restaurants which have been given increased supervisory management attention in an effort to improve their financial performance. At October 26, 1997, there were 72 of these restaurants in operation which had 1997 revenues of $79.9 million, a loss before interest and taxes of $6.8 million, and a carrying value of $19.6 million at October 26, 1997. During the first and second quarters of 1998, management plans to reassess the performance of these restaurants and, for those units which have limited improvement potential, will consider the closure and the sale or sublease of such properties to generate additional cash flow to reduce debt. To the extent the Company determines to close such restaurants which are leased, the Company will incur additional expense charges in 1998 related to the accrual of lease costs for the unexpired lease terms. The Company also has approximately 93 surplus and rental properties which are being marketed and the proceeds from such sales will be used to reduce debt.

         The Company utilizes its net cash flow principally for capital expenditures for the construction, acquisition, and remodeling of its restaurants and for its distribution and manufacturing operation, the reduction of debt and for the payment of its litigation settlement (see Note 12 to the consolidated financial statements). Capital expenditures for 1997 were originally budgeted for $65.0 million; however, in light of the Company's negative comparable store sales trends and poor operating performance, such expenditures were reduced to $40.2 million. The reduction in capital spending was achieved by postponement of restaurant construction, reductions in maintenance capital expenditures and postponement of restaurant remodeling.

         The Company balances its capital spending plan throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, capital expenditures and debt service requirements. The Company has planned capital expenditures for 1998 of $35.0 million, the maximum amount permitted under its new credit agreement. The Company does not plan to build new restaurants during 1998 and will focus its capital expenditures on improvements to existing operations. Budgeted capital expenditures for 1998 include $16.6 million for remodeling and refurbishment of restaurants, $10.1 million for capitalizable maintenance, and $8.3 million for other assets.

         The Company's lending agreements contain covenants that impose limitations on capital expenditures, require satisfaction of certain financial ratios and tests (which generally become more restrictive each year) and prohibit the Company from paying dividends and places limitations on its ability to incur additional indebtedness. The Company believes that it can meet its needs for debt service, capital expenditures, the litigation settlement and other general corporate purposes for the next twelve months through cash generated by the Company's operations, the sale of assets and the 1997 Revolver. The Company's new credit facility has a debt amortization schedule that defers, until the latter part of the term of the credit facility, significant debt repayments for the $200.0 million term loan due in 2002. In addition, $51.6 million principal amount of the Company's 8.25% subordinated convertible debentures mature in 2002, resulting in scheduled debt payments in that year of approximately $271.0 million. The Company currently believes its cash flow from operations and from proceeds from asset sales of surplus restaurants, land and certain rental properties will be sufficient to reduce its debt balances under the new credit facility in excess of amounts required by the credit agreement. As a result, the Company expects its debt due in 2002 to be substantially less than $271.0 million and plans to refinance a portion of its long term debt prior to 2002. Management's plans are predicated on modest improvements in operating performance of its Shoney's and Captain D's restaurants which it believes to be conservative. However, if performance of the Company's Shoney's Restaurants does not improve, its cash flow would be negatively affected, and it may experience difficulty in refinancing its debt in the future. In such an event, management believes the Company can meet its needs for liquidity from the sale of other operating assets.

         At October 26, 1997, the Company had cash and cash equivalents of approximately $11.9 million and had an available secured line of credit totaling $20.0 million with an interest rate of 8.5%. This $20.0 million secured line of credit was terminated in conjunction with the refinancing of the Company's senior debt on December 2, 1997 and was replaced by the 1997 Revolver, of which $24.2 million of availability has been used to support letters of credit as of January 23, 1998.

RISK FACTORS

         The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past five years as a result of intense competition and a decline in operational execution, food quality and service standards. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in sales and margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts, which coupled with a decrease in average restaurant sales volumes, has reduced its operating margins. The Company does not expect to be able to significantly improve operating margins until it can increase its comparable restaurant sales and restaurant average sales volumes.

         The Company is highly leveraged and, under the terms of its credit agreements, generally is not permitted to incur additional debt and its annual capital expenditures are limited to $35.0 million. The Company has recently completed a $375.0 million refinancing of its senior debt. The interest rates for the new debt agreements are higher than those for the debt refinanced, and may result in increased interest costs. Management believes that planned asset sales will permit a reduction in total debt outstanding and should reduce the impact of the higher interest rates. However, there is no assurance that such asset sales will occur as quickly as management anticipates or that actual sales proceeds will correspond to management's estimates. Management believes the annual capital expenditures permitted under the new credit agreement will be sufficient for the execution of its business plan, however, the restrictions on capital spending will cause delay in the implementation of certain improvement initiatives.

         In the past five years, the Company has had significant turnover of its senior management. In August 1997, the Company settled a dissident shareholder proxy contest that had sought to replace the

Company's Board of Directors. These changes have resulted in disruption to its business operations, increased costs for executive recruitment, relocation, salaries and severance costs. In November 1997, the Company's Board of Directors appointed J. Michael Bodnar as CEO and President. Mr. Bodnar had been named to the Company's Board in August 1997 in connection with the settlement of the proxy contest.

         Since 1995, the Company has closed a number of under-performing restaurants and has identified certain additional under-performing restaurants that it may close in the future. Management plans to sell or lease these restaurant properties and will be required to utilize the proceeds to reduce its indebtedness. These restaurants are not profitable and generally have negative cash flow so that their closure and sale are expected to have a positive effect on profitability and cash flow in future periods. However, in the event management elects to close additional restaurants during 1998, the Company may incur additional expense charges for lease termination costs.

         As more fully discussed in Note 13 and Note 15 to the consolidated financial statements, the Company is a defendant in three lawsuits, two of which have been provisionally certified as class actions, which allege that the Company violated certain provisions of the Fair Labor Standards Act. Discovery is proceeding in two cases but is in a preliminary stage. The third case was filed in December 1997 (subsequent to the Company's year end) and discovery in that case has not yet commenced. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and, accordingly, no provision for any potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases resulting in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

IMPACT OF THE YEAR 2000

         The Company has completed an assessment of its Year 2000 information systems compliance issues and has begun implementation of a plan to ensure its systems are fully Year 2000 compliant. Management believes that the Company has resolved its material Year 2000 compliance issues, and the cost of such compliance has not had a material impact on the Company's results of operations.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 25 through 52 of this Annual Report on Form 10-K.


                           REPORT OF ERNST & YOUNG LLP
                              Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.

         We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 26, 1997 and October 27, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 26, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 26, 1997 and October 27, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 26, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of in the year ended October 26, 1997.

Nashville, Tennessee
December 18, 1997                                          /S/ ERNST & YOUNG LLP

                           CONSOLIDATED BALANCE SHEET
                         Shoney's, Inc. and Subsidiaries

                                                                                                October 26            October 27
                                                                                                   1997                   1996
                                                                                               -------------         -------------
ASSETS
  Current assets
    Cash and cash equivalents                                                                  $  11,851,223         $  13,968,882
    Notes and accounts receivable, less allowance for doubtful
      accounts of $1,596,000 in 1997 and $1,504,000 in 1996                                       11,611,369            13,012,160
    Inventories                                                                                   38,382,843            44,248,060
    Deferred income taxes                                                                         38,835,385            31,452,866
    Prepaid expenses and other current assets                                                      4,840,539             7,043,292
    Net property, plant and equipment held for sale                                               28,021,259            16,605,300
                                                                                               -------------         -------------
     Total current assets                                                                        133,542,618           126,330,560


    Property, plant and equipment, at cost
      Land                                                                                       134,119,937           151,195,879
      Buildings                                                                                  254,888,645           275,480,650
      Buildings under capital leases                                                              24,803,349            31,823,471
      Restaurant and other equipment                                                             281,930,600           301,694,457
      Leasehold improvements                                                                      70,277,951            82,185,859
      Rental properties                                                                           20,818,708            19,470,919
      Construction in progress (estimated cost to complete:
         $971,000 in 1997 and $1,706,000 in 1996)                                                  3,237,014             3,299,090
                                                                                               -------------         -------------
                                                                                                 790,076,204           865,150,325
      Less accumulated depreciation and amortization                                            (343,645,369)         (317,243,085)
                                                                                               -------------         -------------
        Net property, plant and equipment                                                        446,430,835           547,907,240


    Other assets
      Goodwill (net of accumulated amortization of $3,230,000 in 1997
        and $622,000 in 1996)                                                                     47,803,815            57,021,411
      Deferred charges and other intangible assets                                                 5,889,044             7,289,488
      Other                                                                                       11,022,447             8,532,742
                                                                                               -------------         -------------
        Total other assets                                                                        64,715,306            72,843,641
                                                                                               -------------         -------------
                                                                                               $ 644,688,759         $ 747,081,441
                                                                                               =============         =============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                        Shoney's, Inc. and Subsidiaries

                                                                                                October 26             October 27
                                                                                                   1997                   1996
                                                                                               -------------         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities
    Accounts payable                                                                           $  34,156,943         $  44,746,056
    Federal and state income taxes                                                                   112,319             3,614,019
    Taxes other than income taxes                                                                 13,343,991            13,219,277
    Employee compensation and related items                                                       62,026,864            58,898,844
    Accrued interest expense                                                                       2,708,585             4,282,462
    Other accrued liabilities                                                                     32,422,225            33,893,526
    Reserve for litigation settlement due within one year                                         16,010,297            22,887,523
    Debt and capital lease obligations due within one year                                        10,997,069            33,823,795
                                                                                               -------------         -------------
      Total current liabilities                                                                  171,778,293           215,365,502



  Long-term debt                                                                                 443,284,483           450,846,359

  Obligations under capital leases                                                                22,754,134            25,693,916

  Reserve for litigation settlement                                                                  294,672            16,000,000

  Deferred credits
    Income taxes                                                                                                        17,923,295
    Income and other liabilities                                                                  18,922,137            20,724,789
                                                                                               -------------         -------------
      Total deferred credits                                                                      18,922,137            38,648,084

  Commitments and contingencies

  Shareholders' equity (deficit)
    Common stock, $1 par value: 200,000,000 shares authorized;
     issued and outstanding 48,568,109 in 1997 and 48,458,231 in 1996                             48,568,109            48,458,231
    Additional paid-in capital                                                                   136,861,158           113,889,253
    Accumulated deficit                                                                         (197,774,227)         (162,063,385)
    Unrealized gain on securities available for sale                                                                       243,481
                                                                                               -------------         -------------
     Total shareholders' equity (deficit)                                                        (12,344,960)              527,580
                                                                                               -------------         ------------
                                                                                               $ 644,688,759         $ 747,081,441
                                                                                               =============         =============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         Shoney's, Inc. and Subsidiaries

                                                                                               Years Ended
                                                                        ---------------------------------------------------------
                                                                           October 26          October 27           October 29
                                                                              1997                 1996                 1995
                                                                        ---------------       --------------      ---------------

Revenues
  Net sales                                                             $ 1,202,755,479       $1,066,049,153      $ 1,029,314,432
  Franchise fees                                                             14,921,918           26,615,679           23,886,704
  Other income                                                                9,398,968            7,076,957              131,284
                                                                        ---------------       --------------      ---------------
        Total revenues                                                    1,227,076,365        1,099,741,789        1,053,332,420

Costs and expenses
  Cost of sales
    Food and supplies                                                       478,673,418          440,500,493          430,990,408
    Restaurant labor                                                        319,367,035          270,138,654          251,196,828
    Operating expenses                                                      295,748,837          240,926,289          240,357,620
                                                                        ---------------       --------------      ---------------
                                                                          1,093,789,290          951,565,436          922,544,856

  General and administrative expenses                                        84,401,341           68,226,580           63,904,769
  Impairment of long-lived assets                                            53,967,244
  Interest expense                                                           45,015,794           37,950,879           39,815,887
  Restructuring expense                                                                                                 7,991,539
                                                                        ---------------       --------------      ---------------
        Total costs and expenses                                          1,277,173,669        1,057,742,895        1,034,257,051
                                                                        ---------------       --------------      ---------------

Income (loss) from continuing operations
  before income taxes                                                       (50,097,304)          41,998,894           19,075,369

Provision for (benefit from) income taxes
  Current                                                                    (4,000,000)           7,315,000            9,087,000
  Deferred                                                                  (10,386,462)           8,638,000           (1,214,000)
                                                                        ---------------       --------------      ---------------
       Total income taxes                                                   (14,386,462)          15,953,000            7,873,000

Income (loss) from continuing operations                                    (35,710,842)          26,045,894           11,202,369
Discontinued operations, net of income taxes                                                         397,816            8,136,588
Gain on sale of discontinued operations, net of
  income taxes                                                                                    22,080,375            5,532,748
                                                                        ---------------       --------------      ---------------
Net income (loss)                                                       $   (35,710,842)      $   48,524,085      $    24,871,705
                                                                        ===============       ==============      ===============


Earnings (loss) per common share

  Primary:
    Income (loss) from continuing operations                            $         (0.74)      $         0.61      $          0.27
    Discontinued operations, net of income taxes                                                        0.01                 0.20
    Gain on sale of discontinued operations,
      net of income taxes                                                                               0.52                 0.13
                                                                        ---------------       --------------      ---------------
    Net income                                                          $         (0.74)      $         1.14      $          0.60
                                                                        ===============       ==============      ===============

  Fully diluted:
    Income (loss) from continuing operations                            $         (0.74)      $         0.64      $          0.27
    Discontinued operations, net of income taxes                                                        0.01                 0.20
    Gain on sale of discontinued operations,
      net of income taxes                                                                               0.45                 0.13
                                                                        ---------------       --------------      ---------------
    Net income (loss)                                                   $         (0.74)      $         1.10      $          0.60
                                                                        ===============       ==============      ===============

Weighted average shares outstanding

  Primary                                                                    48,539,573           42,678,497           41,519,116
  Fully diluted                                                              48,539,573           48,265,829           41,519,116



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         Shoney's, Inc. and Subsidiaries

                                                                                                    Total
                                                     Additional                  Retained       Shareholders'
                                        Common        Paid-in                    Earnings          Equity
                                        Stock         Capital        Other       (Deficit)        (Deficit)
                                     -----------   -------------    --------   -------------    -------------

Balances at October 30, 1994         $41,185,290   $  57,509,644    $      0   $(235,459,175)   $(136,764,241)

Net income                                                                        24,871,705       24,871,705
Tax benefits related to
  compensation plans                                     271,293                                      271,293
Distributions pursuant to
  employee stock option and
  stock benefit plans                    325,369       2,796,773                                    3,122,142
Compensation related to grant
  of restricted shares
  of common stock                                        192,466                                      192,466
                                     -----------   -------------    --------   -------------    -------------
Balances at October 29, 1995          41,510,659      60,770,176           0    (210,587,470)    (108,306,635)

Net income                                                                        48,524,085       48,524,085
Tax benefits related to
  compensation plans                                      66,334                                       66,334
Distributions pursuant to
  employee stock option and
  stock benefit plans                    162,458       1,098,411                                    1,260,869
Common shares issued to
  acquire TPI assets                   6,785,114      51,755,763                                   58,540,877
Compensation related to grant
  of restricted shares
  of common stock                                        198,569                                      198,569
Unrealized gain on
  securities available
  for sale                                                           243,481                          243,481
                                     -----------   -------------    --------   -------------    -------------
Balances at October 27, 1996          48,458,231     113,889,253     243,481    (162,063,385)         527,580

Net income                                                                       (35,710,842)     (35,710,842)
Tax benefits related to
  compensation plans                                      10,638                                       10,638
Distributions pursuant to
  employee stock option and
  stock benefit plans                    109,878         471,014                                      580,892
Reversal of deferred tax liability                    22,501,840                                   22,501,840
Compensation related to grant
  of restricted shares
  of common stock                                        (11,587)                                     (11,587)
Change in unrealized gain on
  securities available for sale                                     (243,481)                        (243,481)
                                     -----------   -------------    --------   -------------    -------------
Balances at October 26, 1997         $48,568,109   $ 136,861,158    $      0   $(197,774,227)   $ (12,344,960)
                                     ===========   =============    ========   =============    =============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Shoney's, Inc. and Subsidiaries

                                                                                                   Years Ended
                                                                                  -----------------------------------------------
                                                                                   October 26        October 27      October 29
                                                                                      1997              1996            1995
                                                                                  -------------    -------------    -------------
Operating activities
  Net income (loss)                                                               $ (35,710,842)   $  48,524,085    $  24,871,705
  Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
     Income from discontinued operations, net of taxes                                                  (397,816)      (8,136,588)
     Gain on sale of discontinued operations, net of taxes                                           (22,080,375)      (5,532,748)
     Depreciation and amortization                                                   53,857,415       46,351,634       42,798,547
     Interest expense on subordinated zero coupon
         convertible debt and other noncash charges                                  15,588,438       10,985,921       13,060,911
     Deferred income taxes                                                          (10,386,462)       8,691,000       (2,981,000)
     (Gain) Loss on disposal of property, plant and equipment                        (2,269,793)          93,000        2,111,756
     Realized and unrealized losses on
        marketable equity securities and other assets                                                                   3,886,905
     Restructuring expense, noncash portion                                                                             7,120,236
     Impairment of long-lived assets                                                 53,967,244
     Changes in operating assets and liabilities:
         Notes and accounts receivable                                                1,799,103        2,557,721        3,857,523
         Inventories                                                                  5,865,217       (3,441,744)       4,303,725
         Prepaid expenses                                                             1,959,272           13,843           20,535
         Accounts payable                                                           (10,660,082)      13,265,352       (1,998,856)
         Accrued expenses                                                               621,144        5,421,151       12,730,523
         Federal and state income taxes                                              (3,491,062)     (17,904,149)       3,993,174
         Deferred income and other liabilities                                       (1,802,652)      (1,736,308)         314,778
                                                                                  -------------    -------------    -------------
     Net cash provided by continuing operating activities                            69,336,940       90,343,315      100,421,126
     Net cash (used) provided by discontinued operating activities                                      (655,622)      13,373,104
                                                                                  -------------    -------------    -------------
     Net cash provided by operating activities                                       69,336,940       89,687,693      113,794,230

Investing activities
  Purchases of property, plant and equipment                                        (40,205,993)     (69,658,547)     (58,254,507)
  Purchases of assets held for sale                                                                                    (2,403,362)
  Purchase of TPI assets, net of cash acquired                                                       (42,842,647)
  Proceeds from disposal of discontinued operations                                                   51,279,601       19,424,015
  Proceeds from disposal of property, plant
     and equipment                                                                   35,220,651       12,375,718        4,327,995
  (Increase) in other assets                                                           (409,322)      (6,716,860)        (763,647)
                                                                                  -------------    -------------    -------------
           Net cash used in investing activities                                     (5,394,664)     (55,562,735)     (37,669,506)

Financing activities
  Proceeds from long-term debt                                                          484,390      127,335,626       78,000,000
  Payments on long-term debt and capital lease obligations                          (39,829,540)    (122,077,514)    (132,259,604)
  Proceeds from line of credit and short-term debt                                  192,535,000      224,914,000      162,338,000
  Payments on line of credit and short-term debt                                   (194,667,000)    (231,824,508)    (157,129,000)
  Exercise of employee stock options                                                    155,717          578,002        1,797,973
  Payments on litigation settlement                                                 (22,582,554)     (23,212,800)     (23,377,347)
  Payments for debt issue costs                                                      (2,155,948)      (3,382,470)      (2,210,942)
                                                                                  -------------    -------------    -------------
           Net cash used by financing activities                                    (66,059,935)     (27,669,664)     (72,840,920)
                                                                                  -------------    -------------    -------------

  Increase (decrease) in cash and cash equivalents                                   (2,117,659)       6,455,294        3,283,804
  Cash and cash equivalents at beginning of year                                     13,968,882        7,513,588        4,229,784
                                                                                  -------------    -------------    -------------
Cash and cash equivalents at end of year                                          $  11,851,223    $  13,968,882    $   7,513,588
                                                                                  =============    =============    =============








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Shoney's, Inc. and Subsidiaries
             October 26, 1997, October 27, 1996 and October 29, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform to the 1997 basis of presentation.

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

GOODWILL -- The excess of cost over the fair market value of net identifiable assets of acquired companies and acquired restaurant operations are amortized on a straight-line basis over various periods ranging from 10 to 20 years. The Company evaluates goodwill for impairment at least annually. In completing this evaluation, the Company compares its best estimates of future cash flows, excluding interest costs, with the carrying value of goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS -- In the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates cash flows for individual restaurants. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value. The Company estimates fair value based on discounted estimated future cash flows or sales prices of comparable assets.

CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FRANCHISE FEES -- Initial franchise fees and market development fees are recorded as revenues when the restaurants begin operations and the cash payment has been received. Franchise fees based on sales of franchisees are accrued as earned.

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

MARKETABLE SECURITIES -- The Company's marketable securities are categorized as available for sale securities, as defined by Statement of Financial Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. The Company uses the average cost method for purposes of determining realized gains and losses on the sale of investment securities.

ADVERTISING COSTS -- The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $45.0 million, $31.9 million and $30.3 million in 1997, 1996 and 1995, respectively.

FISCAL YEAR -- The Company's fiscal year ends on the last Sunday in October. Fiscal years 1997, 1996 and 1995 were comprised of 52 weeks.

BUSINESS SEGMENTS -- The Company's restaurant operations constitute a dominant segment in accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise."

STOCK-BASED COMPENSATION -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the Company generally grants stock under its stock-based compensation plans at an exercise price equal to the fair value of the shares at the date of grant, no material compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation" ("SFAS 123"), (see Note 9).

EARNINGS PER SHARE -- Primary net income (loss) per share for 1997, 1996 and 1995 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding (when dilutive) during each period presented. Common stock equivalents include all dilutive outstanding stock options. The Company has zero coupon subordinated convertible debentures and 8.25% subordinated convertible debentures which are not considered common stock equivalents. Fully diluted net income per share for 1996 includes the assumed conversion of these debentures and the adjustment of earnings for interest that would not be paid if the debentures were converted. The 1997 and 1995 fully diluted earnings per share computations exclude the effect of the assumed conversion of the debentures because it had an anti-dilutive effect.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.128 ("SFAS 128") "Earnings per Share" which supersedes Accounting Principles Board Opinion 15 ("APB 15") "Earnings per Share." SFAS 128 was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common shares and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not effect Basic EPS. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. Therefore, the Company will adopt this new standard during fiscal 1998. The Company does not believe that the adoption of SFAS 128 will have a material impact on reported earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income is the change in shareholders' equity from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 130 in fiscal 1999 and does not anticipate its adoption to have a material impact on the presentation of the financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement of Financial Accounting Standards No.14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997; therefore the Company plans to adopt its provisions in fiscal 1999.

SFAS 131 will require the Company to provide disclosures regarding its segments which it has not previously been required to provide. The disclosures include certain financial and qualitative data about its operating segments. Management is unable at this time to assess whether adding this disclosure will have a material effect upon a reader's assessment of the financial performance and the financial condition of the Company.

RISKS AND UNCERTAINTIES -- The Company operates and franchises a chain of 1,387 restaurants in 34 states, which consists of three restaurant divisions: Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two distinct restaurant concepts). The Company also operates a distribution and manufacturing business that supplies food and supplies to Company and franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. Additionally, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or non-performance would materially affect the Company's results of operations.

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


NOTE 2 - ACQUISITIONS

As of September 9, 1996, the Company completed the acquisition of substantially all the assets of TPI Enterprises, Inc. ("TPI") which, as the largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price of $164.4 million consisted of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of indebtedness under TPI's 8.25% convertible subordinated debentures, the assumption or satisfaction of TPI's outstanding debt of approximately $59.1 million and transaction costs of $3.0 million net of cash acquired of $3.7 million. The Company borrowed $100.0 million under a bridge loan to finance the acquisition and to provide additional working capital for the Company. Approximately $43.0 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

The acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated financial statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which is being amortized on a straight line basis over 20 years. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote off approximately $7.0 million in goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis (see Note 4).

The following unaudited pro forma information presents a summary of consolidated results of operations of the acquired operations of TPI and the Company as if the acquisition had occurred as of the beginning of 1995, with pro forma adjustments to give effect to amortization of goodwill, interest expense, acquisition-related debt, and certain other adjustments, together with the related tax effects.

                                         Amounts in thousands, except per share amounts
                                               October 27           October 29
                                                  1996                 1995
                                               ----------           ----------
Net revenues                                   $1,337,430           $1,332,026
Income from continuing operations              $   14,713           $    9,073
Net income                                     $   37,191           $   22,743
Earnings per common share (fully diluted)
  Continuing operations                        $     0.30           $     0.19
  Net income                                   $     0.76           $     0.47


As of October 26, 1997, the Company has closed 30 of the acquired Shoney's Restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. The Company closed 21 of the acquired Shoney's Restaurants during 1997 and plans to close an additional 7 of the acquired Shoney's Restaurants. The majority of these restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees, and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21.0 million. During 1997, approximately $4.5 million in costs were charged to this liability including approximately $1.9 million in costs to exit restaurants acquired, and $2.6 million in severance costs and lease payments on the former TPI corporate headquarters. Approximately $2.5 million in costs were charged to this liability during 1996. The Company plans to dispose of the owned property and equipment either by sale or lease. For leased property and equipment, the Company will seek to terminate the leases or to enter into subleases or lease assignments covering the remaining term of the leases. During the second quarter of 1997, the TPI corporate office lease was terminated upon its assumption by a new tenant and one of the TPI commissaries was subleased to a new tenant.

The Company acquired four franchised restaurants during 1997, each of which was accounted for as a purchase for an aggregate purchase price of $3.6 million. In addition to restaurants acquired from TPI, the Company acquired 18 franchised restaurants during 1996 for an aggregate purchase price of $18.1 million, each of which was accounted for as a purchase. The consolidated financial statements reflect the results of operations of each restaurant acquired since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material.


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

In July 1995, the Company announced a change in its divestiture plan whereby it would retain its Pargo's and Fifth Quarter restaurants.

The Company sold its Lee's Famous Recipe restaurants in October 1995 to RTM Restaurant Group for $24.5 million cash and a $4.0 million promissory note, resulting in a gain of $5.5 million, net of tax. The promissory note is due in monthly installments over five years, is guaranteed by RTM, Inc., and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise license agreements of Lee's Famous Recipe. The sale of MRF was completed in November 1995 for $55.0 million cash and resulted in a gain of approximately $22.1 million, net of tax.

The results of operations of the lines of business divested have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense. These discontinued lines of business had revenues of $86.7 million and earnings before interest and taxes of $13.1 million for fiscal 1995.

During the fourth quarter of 1995, the Company implemented a plan to close 41 under-performing restaurants (17 Shoney's Restaurants, 22 Captain D's and two Fifth Quarters). Seven of these units are still owned or leased and are being actively marketed by the Company. The Company accrued approximately $6.6 million of restructuring expenses related to those planned closures, principally consisting of the write-down of assets to their net realizable value and the accrual of leases and other costs associated with closure in excess of anticipated sublease income. In addition, during 1995 the Company accrued severance costs related to the restructuring of $1.4 million. Amounts charged to these liabilities were approximately $353,000, $1,207,000 and $871,000 in 1997, 1996 and 1995, respectively. In addition, during 1997, the restructuring liability was reduced by $493,000 as a result of a change in estimate for certain exit costs.


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in the first quarter of 1997. Based on a review of the Company's restaurants which had incurred operating losses or had negative cash flow during 1996 and a review of the cash flow of rental properties, the Company determined that certain of its restaurant assets and rental properties were impaired. Management's projections of the expected future undiscounted cash flows from these restaurants indicated that such cash flows were insufficient to recover the asset carrying value; therefore, such carrying values were written down to fair value. Under SFAS 121, the potential impairment evaluation is made on an individual restaurant basis and involves considerable management judgment as to the expected future sales and profitability of each individual restaurant. Actual results of these restaurants are likely to differ from management's estimates.

The charge related to the initial adoption of SFAS 121 was $17.6 million ($11.2 million net of taxes). Approximately $11.2 million of the asset impairment write down related to properties that were held for disposal and approximately $6.4 million related to assets to be held and used in the Company's operations. During the fourth quarter of 1997, based on the Company's continuing declines in comparable restaurant sales, an overall decline in its restaurant profitability, and the poor performance of restaurants acquired from TPI in late 1996, the Company reassessed its future cash flow estimates utilized to evaluate potential asset impairments under SFAS 121. As a result, the Company recorded an additional impairment loss of $36.4 million ($24.6 million net of taxes), of which $33.1 million was related to assets held and used in the Company's operations and $3.3 million was related to assets that are held for disposal.

During 1997, the Company identified approximately 55 under-performing restaurants which it intended to close and sell the underlying assets and use the net proceeds to reduce the Company's bank debt. At October 26, 1997, five of these restaurants continue to be operated as a result of lease restrictions that prohibit closure of the units until suitable new tenants are secured, 17 properties had been sold, subleased or had the lease terminated, and 38 properties (including the five operating units) are being actively marketed. For fiscal 1997, the five operating restaurants in this group had revenues of $4.3 million and reported operating losses before interest and taxes of approximately $645,000 and had negative cash flow of $326,000. In addition to the properties previously discussed, the Company had available for future sale certain surplus properties and rental properties, most of which are former restaurant sites or land acquired for future expansion. The carrying value of these properties was approximately $28.0 million which has been reflected on the balance sheet as net assets held for disposal. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.


NOTE 5 - INVESTMENTS IN SHOLODGE

During 1997 and 1996, the Company owned common shares and (during 1996) warrants to acquire additional common stock of ShoLodge, Inc. ("ShoLodge"), a Company which had acquired the Company's Shoney's Inn motel chain in 1991. The Company disposed of all its investment in common stock of ShoLodge during 1997. Proceeds from sales of shares of ShoLodge common stock during 1997 and 1996 were $500,000 and $1.1 million, respectively, resulting in realized gross gains of $200,000 and $500,000, respectively. During 1996, the Company sold its ShoLodge common stock warrants for $2.0 million, which was equal to the unrealized gain on the sale of these securities based on the difference in the fair market value of ShoLodge common stock and the exercise price of the warrants.

During 1995, the Company held common stock and warrants to acquire common stock of ShoLodge, which were classified as trading securities under SFAS 115. Changes in the fair market value of these securities were recorded as a component of income from continuing operations in accordance with SFAS 115. Accordingly, approximately $2.4 million in unrealized losses are reflected as a charge to earnings in 1995. Under the terms of supplemental guidance on SFAS 115 issued in November 1995, the Company reclassified its ShoLodge common shares and warrants, for which it had registration rights within one year, from "trading securities" to "securities available for sale" during the first quarter of 1996. During 1996, changes in the fair market value of ShoLodge common stock and warrants were reflected as an unrealized gain or loss and included as a component of shareholders' equity. During 1996, the Company recorded an unrealized gain on ShoLodge common stock and warrants of $243,000, which was included as a separate component of shareholders' equity. At October 27, 1996, the Company owned 36,782 shares of ShoLodge common stock with a fair value and carrying value of $506,000.

Concurrent with the agreement for the sale of the Company's ShoLodge common stock warrants during 1996, the Company agreed to accept payment of $5.2 million from ShoLodge to terminate future royalty license fees owed to the Company related to the operation and franchising of Shoney's Inns by ShoLodge. The payment represented the present value of the estimated future license fees to have been received by the Company through October 2001 pursuant to the terms of its licensing agreement for Shoney's Inns. The payment was recorded as franchise revenue in 1996 since the Company has no future performance obligations under the agreement.


NOTE 6 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of $2,156,000, $3,382,000, and $2,211,000 relating to various financings during 1997, 1996 and 1995, respectively, have been paid and deferred. Amortization of debt issue costs during 1997, 1996 and 1995 was $ 3,441,000, $2,956,000, and $2,215,000
respectively. Debt issue costs of $1.1 million were incurred during the fourth quarter of 1997 to obtain various waivers of payments and financial covenants to facilitate the Company's refinancing (see Note 15) and were deferred at October 26, 1997. These debt issue costs will be charged to expense in the first quarter of 1998. The Company had unamortized debt issue costs deferred at October 26, 1997 totaling $2.2 million related to debt refinanced on December 2, 1997, which will result in an extraordinary loss, net of tax, totaling approximately $1.4 million in the first quarter of 1998.


NOTE 7 - INCOME TAXES

The components of the Company's deferred tax assets and liabilities as of October 26, 1997 and October 27, 1996 are as follows:

                                                             1997           1996
                                                         -----------     -----------
Deferred tax assets:
   Reserve for lawsuit settlement                        $ 6,236,651     $14,874,478
   Reserve for self insurance                             21,614,138      20,142,213
   Reserve for restructuring                               4,964,291       6,022,886
   Amortization of intangibles                             4,579,318       5,296,270
   Net operating loss, contribution
       and tax credit carry forwards                      20,173,766      14,791,571
   Other - net                                             7,313,234       8,176,412
                                                        ------------     -----------
                                                          64,881,398      69,303,830
  Less valuation allowance for deferred tax assets       (10,608,943)     (4,748,634)
                                                        ------------     -----------
  Net deferred tax asset                                  54,272,455      64,555,196
                                                        ------------     -----------
Deferred tax liabilities:
   Tax over book depreciation                             10,596,029      26,753,667
   Capital contribution                                                   22,501,840
   Other - net                                             1,511,876       1,770,118
                                                        ------------     -----------
                                                          12,107,905      51,025,625
                                                        ------------     -----------
Total net deferred tax asset                            $ 42,164,550     $13,529,571
                                                        ============     ===========


At September 9, 1996, the Company recorded a net deferred tax asset of $16,895,000 (net of $4,902,000 valuation allowance) related to the acquisition of TPI (see Note 2).

At October 26, 1997, the Company had net operating loss (NOL) and contribution carry forwards of approximately $22,463,000 and $1,813,000 respectively, which expire during the years 1998 through

2011. The Company also had targeted jobs and tip credit carry forwards of approximately $4,633,000 which expire during the years 2003 through 2010 and alternative minimum tax credit carry forwards of $873,000 which have no expiration. These carry forward items were acquired in the acquisition of TPI. The utilization of these carry forwards is subject to limitations imposed by the Internal Revenue Code. In addition, the Company has a net operating loss carry forward of approximately $9,327,000 and tax credit carry forwards of approximately $1,157,000 which expire in the year 2012 and are not subject to any limitations imposed by the Internal Revenue Service.

During the third quarter of 1997, excess income tax liabilities totaling approximately $26.5 million related to a fiscal 1993 transaction were reversed. Approximately $22.5 million of the reduction in tax liability was credited to additional paid in capital since the related deferred tax liability arose from an equity transaction. The remaining $4.0 million, which represented accrued interest, was reversed as a reduction to income tax expense.

A valuation allowance has been established primarily for net operating loss and tax credit carry forward amounts which are not expected to be realized. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the future reversal of existing taxable temporary differences within the carry forward period, the carry back of existing deductible temporary differences to prior years' taxable income, or through the use of future pretax book income. The valuation allowance increased $5,860,000 during 1997. Of the $10,609,000 valuation allowance, $4,749,000 relates to deferred tax assets acquired from TPI in 1996. If those assets are realized in the future, the related tax benefits will be recorded as a reduction of goodwill. The remaining $5,860,000 relates to assets which arose after the acquisition. If the assets are realized in the future, the related tax benefits will reduce income tax expense.

The balance sheet classification of the net deferred tax asset is as follows:

                                                 1997               1996
                                              -----------       ------------
Current deferred tax asset                    $38,835,385       $ 31,452,866
Noncurrent deferred tax asset                   3,329,165
Noncurrent deferred tax liability                                (17,923,295)
                                              -----------       ------------
Net deferred tax asset                        $42,164,550       $ 13,529,571
                                              ===========       ============



The components of the provision (benefit from) for income taxes are as follows:

                                              1997              1996          1995
                                          ------------      -----------    ----------
Current
   Federal                                $ (4,000,000)     $18,441,000    $16,972,900
   State                                                      3,166,000      2,315,100
                                          ------------      -----------    -----------
                                            (4,000,000)      21,607,000     19,288,000
                                          ------------      -----------    -----------

Deferred
   Federal                                  (7,460,000)       7,623,000     (2,767,100)
   State                                    (2,926,000)       1,068,000       (213,900)
                                          ------------      -----------    -----------
                                           (10,386,000)       8,691,000     (2,981,000)
                                          ------------      -----------    -----------
Total income tax expense (benefit)        $(14,386,000)     $30,298,000    $16,307,000
                                          ============      ===========    ===========

The income statement classification of the provision for (benefit from) income taxes is as follows:

                                                 1997             1996          1995
                                             ------------     -----------    -----------
Income tax expense (benefit)
   attributable to continuing operations     $(14,386,000)    $15,953,000    $ 7,873,000
Discontinued operations                                           244,000      4,993,000
Gain on sale of discontinued operations                        14,101,000      3,441,000
                                             ------------     -----------    -----------
Total income tax expense (benefit)           $(14,386,000)    $30,298,000    $16,307,000
                                             ============     ===========    ===========


A reconciliation of the difference between total income tax expense (benefit) and the amount computed using the statutory federal income tax rate is as follows:

                                                1997              1996              1995
                                            ------------      -----------        -----------
Statutory federal income tax rate                 35%             35%                35%
Federal income taxes (benefit) based
   on the statutory tax rate                $(17,534,056)     $27,587,730        $14,412,547
State and local income taxes, net
   of federal tax benefit                     (1,883,836)       2,752,100          1,365,780
Targeted jobs and tip credits                 (1,011,929)        (941,378)        (1,427,424)
Goodwill amortization and impairment
   write-down                                  3,218,100
Change in valuation allowance                  5,860,309         (153,000)
Reversal of income tax reserves               (4,000,000)
Other                                            965,412        1,052,548          1,956,097
                                            ------------      -----------        -----------
    Total income tax expense (benefit)      $(14,386,000)     $30,298,000        $16,307,000
                                            ============      ===========        ===========


The Company made income tax payments of approximately $203,000, $25,906,000, and $15,238,000 during 1997, 1996 and 1995, respectively.

NOTE 8 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES  (SEE NOTE 15)

Debt and obligations under capital leases at October 26, 1997 and October 27, 1996 consisted of the following:

                                                                   1997            1996
                                                               ------------   ------------
Senior debt-reducing revolving credit facility                 $135,000,000   $135,000,000
Senior secured bridge loan                                       72,900,000    100,000,000
Senior debt-taxable variable rate notes                          27,650,000     28,650,000
Senior debt-various                                              44,857,523     51,488,153
Subordinated zero coupon convertible debentures,
   due April 2004                                               103,612,284     95,357,650
Subordinated convertible debentures, 8.25%,
   due July 2002, (net of discount of $3,938,854
   in 1997 and $4,560,608 in 1996)                               47,624,146     47,002,392
Industrial Revenue Bonds, due in varying annual
   installments to May 2006 collateralized by land,
   buildings, equipment and restricted cash                      13,820,417     13,876,667
Notes payable to others, 6.0% to 10.25%, maturing
   at varying dates to 2009 (the balance of the 1997
   notes are fully secured by land, buildings and equipment)      6,579,771     10,730,605
                                                               ------------   ------------
                                                                452,044,141    482,105,467
Obligations under capital leases                                 24,991,545     28,258,603
                                                               ------------   ------------
                                                                477,035,686    510,364,070
Less amount due within one year                                  10,997,069     33,823,795
                                                               ------------   ------------
     Amount due after one year                                 $466,038,617   $476,540,275
                                                               ============   ============


SENIOR DEBT

The Company had a reducing revolving credit facility ("Revolver") with a syndicate of financial institutions which had a maturity date of October 1999 and provided for reductions in the aggregate Revolver. Scheduled reductions in the maximum amount available under the Revolver of $30 million and $37.5 million were to occur on October 22, 1997 and April 22, 1998, respectively. In addition, the Company had a $17.4 million mortgage financing due on November 1, 1997. The Company did not expect to be able to meet these payments. In addition, the Company expected to be in violation of certain of its debt covenants at the end of 1997, which together with the inability of the Company to fund the scheduled principal payments due during the fourth quarter, would have placed the Company in default under its credit agreements and its lenders could have accelerated demand for payment thereunder. As a result, the Company sought a refinancing of its senior debt which was completed in December 1997 (see Note 15). During the fourth quarter, the Company obtained waivers from its lenders for the scheduled payments due and for non-compliance with debt covenants for the fourth quarter to facilitate the refinancing.

The interest rate for the Revolver was at floating rates (the London Interbank Offered Rate ("LIBOR") plus 2% or the announced Alternate Base Rate of the agent bank plus 1%). At October 26, 1997, the interest rate was 7.63%. In addition, at October 26, 1997, the Company had outstanding letters of credit in the amount of $14.5 million which were supported by the Revolver. A commitment fee of 0.5% is due for available funds under the Revolver.

During 1996, the Company borrowed $100.0 million under a senior secured bridge loan to provide working capital and a source of financing for the Company's acquisition of substantially all of the assets of TPI (see Note 2). At October 26, 1997, the interest rate for the bridge loan was at floating rates (LIBOR plus 3.5%, 9.17% or the announced Alternate Base Rate of the bank plus 2.5%) with a 0.5% increase in the interest rate effective March 9, 1998. The bridge loan was secured by assets acquired from TPI and by a pledge of certain other assets of the Company. The bridge loan was scheduled to convert to a term loan on May 3, 1998 if not repaid on or before that date with a maturity on October 22, 1999. A fee equal to 3.0% of the outstanding balance of the bridge loan was payable upon conversion to a term loan.

The senior debt-taxable variable rate notes were sold to investors through an investment banking corporation. The notes were secured by standby letters of credit of $30.7 million which included the face amount of the notes plus interest for 145 days. The letters of credit were secured by a reimbursement agreement and standby note which were collateralized by a fully perfected first lien on certain land and buildings. Letters of credit securing $9.0 million and $19.7 million of this indebtedness were scheduled to expire on February 1, 1998 and October 1, 1998, respectively. The effective interest rate at October 26, 1997 was 7.96%. The Company's other senior debt issues, totaling $44.9 million, generally bore interest at 1.25% to 1.5% over LIBOR and at October 26, 1997, their interest rates ranged from 7.03% to 7.16%. The senior debt taxable variable rate notes and other senior debt issues were refinanced in December 1997.

Based upon its commitment letter and waivers for payments due and noncompliance with covenants at the end of 1997 obtained from its lenders during the fourth quarter, the Company's senior debt, which was subsequently refinanced, (see Note
15), has been classified on the Company's balance sheet at October 26, 1997, based upon the maturity schedule provided in the Company's new senior credit facility.

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

OTHER DEBT INFORMATION

The Company had a secured line of credit for $20 million with interest payable monthly at the lending bank's index rate (8.50% at October 26, 1997) and no amounts were outstanding at October 26, 1997. The line had been available through October 22, 1998, with an automatic extension through January 31, 2000 unless the Company were notified that the line would not be extended by March 15, 1998. The weighted average interest rate for the line of credit facility was 8.3%, 7.8%, and 8.0% for 1997, 1996 and 1995, respectively (see Note 15).

The Company's industrial revenue bonds include $11.9 million at fixed interest rates ranging from 8.5% to 11.5% and $1.9 million at a floating interest rate subject to a floor of 7.5% and a ceiling of 15%.

Debt and obligations under capital leases maturing in each of the next five fiscal years, which is based on the scheduled payments due under the terms of the Company's refinanced senior debt structure (see Note 15), are as follows:

                                 ($ in millions)
     ----------------------------------------------------------------------
      1998             1999        2000         2001            2002
      ----             ----        ----         ----            ----
      $11.0            $21.2       $27.5        $42.0           $270.7



Net interest costs of approximately $300,000, $400,000, and $800,000 were capitalized as a part of building costs during 1997, 1996 and 1995, respectively. Interest paid was approximately $33.8 million, $26.5 million, and $31.3 million, during 1997, 1996 and 1995, respectively.

In addition to the letters of credit supporting the taxable variable rate notes previously described, the Company has standby letters of credit of $23.9 million outstanding at October 26, 1997, and which are principally utilized to support the Company's self insurance programs. A total of $14.5 million of these letters of credit were supported by the Company's Revolver at October 26, 1997.

The carrying value and estimated fair value of the Company's long term debt and other financial instruments are summarized in the following table:

                                                          October 26, 1997
                                                   ------------------------------
                                                                      Estimated
                                                   Carrying Value     Fair Value
                                                   --------------    ------------
Senior debt-reducing revolving credit facility      $135,000,000     $135,000,000
Senior secured bridge loan                            72,900,000       72,900,000
Senior debt-various                                   72,507,523       72,508,000
Subordinated zero coupon convertible debentures      103,612,284       72,278,000
Subordinated convertible debentures                   47,624,146       38,672,000
Industrial revenue bonds                              13,820,417       14,285,000
Notes payable                                          6,579,771        6,566,000
                                                    ------------     ------------
        Total Debt                                  $452,044,141     $412,209,000
                                                    ============     ============

Reserve for litigation settlement                   $ 16,304,969     $ 15,895,000


See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.


NOTE 9 - STOCK OPTIONS AND STOCK BENEFIT PLANS

The stock option plan adopted by the Company in 1969, and as subsequently amended, covered 54,335 and 97,008 shares of the common stock of the Company and no options are available for future grant under this plan as of October 26, 1997 and October 27, 1996, respectively. A second stock option plan adopted by the Company in 1981 (the "1981 Plan"), and as subsequently amended, covered 7,505,931 shares of the common stock of the Company and included 2,078,431 and 2,174,186 shares reserved for future grant as of October 26, 1997 and October 27, 1996, respectively. On September 9, 1996, options to purchase 615,146 shares of the Company's common stock were issued in exchange for the outstanding TPI options in connection with the Company's acquisition of the assets of TPI ("the 1996 Plan"). The 1996 Plan covered 620,000 shares and included 326,351 and 4,854 shares reserved for future grant, at October 26, 1997 and October 27, 1996, respectively.

Option prices may not be less than the market price on the date of grant. The plans provide for the issuance of options having terms of up to 10 years and which become exercisable generally at a rate of 20% per year or as determined by the Company's Human Resources and Compensation Committee of the Board of Directors, but not to exceed 33 1/3% per year. During 1996, shareholders approved an amendment to the 1981 Plan to permit the Company's Human Resources and Compensation Committee of the Board of Directors to grant options, which become exercisable upon attainment of specified market price appreciation of the Company's common shares, of not less than 15% annually, or at six years after the date of grant.

The Company has a stock option plan for directors (the "Directors Plan") under which options to purchase 200,000 shares of common stock may be granted to non-employee directors. At October 26, 1997 and October 27, 1996, the Directors Plan covered 195,000 shares of the common stock of the

Company and included 140,000 and 165,000 shares available for future grant at October 26, 1997 and October 27, 1996, respectively. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted. Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and in full in the event of death or disability.

 A summary of activity under the plans is as follows:

                                                                  Weighted-Average
                                                 Options          Exercise Price
                                                ---------         ----------------
Outstanding at October 30, 1994                 2,292,554            $17.01
Issued                                          1,453,000             10.64
Exercised                                        (271,460)             9.62
Expired or canceled                              (657,989)            18.32
                                               ----------            ------
Outstanding at October 29, 1995                 2,816,105             14.14
Issued                                          3,912,146             11.95
Exercised                                         (51,832)             7.01
Expired or canceled                              (602,520)            15.54
                                               ----------            ------
Outstanding at October 27, 1996                 6,073,899             12.66
Issued                                          1,077,500              9.45
Exercised                                         (20,373)             6.14
Expired or canceled                            (1,300,542)            15.22
                                               ----------            ------
Outstanding at October 26, 1997                 5,830,484            $11.52
                                               ==========            ======


At October 26, 1997, October 27, 1996 and October 29, 1995, the number of options exercisable was 1,194,383, 1,216,502, and 677,324, respectively, and the weighted-average exercise price of those options was $16.20, $17.85, and $15.74 respectively.

The following table summarizes information about stock options outstanding at October 26, 1997:

Range of                      Number                 Weighted-           Weighted-Average
Exercise                   Outstanding                Average         Remaining Contractual
 Prices                at October 26, 1997        Exercise Price          Life (Years)
--------               -------------------        --------------     ---------------------
$5.38 to $7.75               391,335                 $ 6.34                   8.09
$8.25 to $11.88            4,233,000                 $ 9.82                   6.44
$13.88 to $20.18             694,427                 $17.12                   6.15
$20.63 to $25.51             511,722                 $21.87                   1.33



The following table presents the fair value of options granted during 1997 and 1996:

                                                  1997
                           ------------------------------------------------------
                           Number of      Weighted-Average       Weighted-Average
                            Options        Exercise Price           Fair Value
                           ---------      ----------------       ----------------
Where exercise price:
Exceeds market price         749,000            $10.82               $3.48
Equals market price          328,500              6.34                3.23
                           ---------            ------               -----
                           1,077,500            $ 9.45               $3.40
                           =========


                                                  1996
                           ------------------------------------------------------
                           Number of      Weighted-Average       Weighted-Average
                            Options        Exercise Price           Fair Value
                           ---------      ----------------       ----------------
Where exercise price:
Exceeds market price         250,000            $15.25               $4.71
Equals market price        3,662,146             11.73                4.26
                           ---------            ------               -----
                           3,912,146            $11.95               $4.28
                           =========


The Company also has an Employee Stock Purchase Plan under which 1,745,370 shares of the Company's common stock may be issued at October 26, 1997. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and distributions to employees of 68,685, 76,506 and 122,184 were made in 1997, 1996 and 1995, respectively, issued at $5.95, $8.71, and $10.84, per share for the same periods, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan. The weighted-average fair value of shares purchased during 1997 and 1996 was $2.10 and $3.02 per share, respectively.

The Company has an Employee Stock Bonus Plan under which 603,883 shares of the Company's common stock may be issued at October 26, 1997. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus equal to 25% of the market value of the shares being distributed also will be paid. A maximum of 1,000 shares may be awarded to any employee annually. As of October 26, 1997, grants of bonuses under this plan of 16,450 shares were outstanding. The Company has recognized compensation expense related to this plan of approximately $130,000, $174,000 and $130,000 for 1997, 1996 and 1995, respectively.

The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:

                               Shares              Cash Bonuses
                               ------              ------------
1995                           4,675                 $14,065
1996                           4,040                 $10,353
1997                           3,450                 $ 6,038


The Company applies APB 25 and the related interpretations in accounting for its stock-based compensation plans; accordingly, the Company recognizes no compensation expense for its stock option plans or Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its stock-based compensation plans under the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996.

                                                  1997                  1996
                                                  ----                  ----
Risk-free interest rate                           5.87%                 6.41%
Dividend yield                                     None                  None
Volatility factor                                 .382                  .382
Weighted-average expected option life           7 years               7 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's actual and pro forma net earnings (loss) and earnings (loss) per share are presented in the following table (in thousands, except for per share data.)

                                                                  1997       1996
                                                                --------    -------
Net Income (Loss) - as reported                                 $(35,711)   $48,524
Net Income (Loss) - pro forma                                   $(37,780)   $47,942
Primary Earnings (Loss)  per common share - as reported           $(0.74)     $1.14
Primary Earnings (Loss)  per common share - pro forma             $(0.78)     $1.12
Fully-Diluted Earnings (Loss) per Share - as reported             $(0.74)     $1.10
Fully-Diluted Earnings (Loss) per common share - pro forma        $(0.78)     $1.09


Because SFAS 123 provides for pro forma amounts for options granted beginning in fiscal 1996, the pro forma compensation expense will likely increase in future years as new option grants are included in the pricing model.


NOTE 10 - LEASES

The Company has noncancellable lease agreements for certain restaurant land and buildings. Substan tially all lease agreements may be renewed for periods ranging from five to fifteen years, and provide for contingent rentals based on percentages of net sales (generally 3% to 6%) against which minimum rentals are applied.

Buildings under capital leases of $24,803,000 at October 26, 1997 and $31,823,000 at October 27, 1996 and accumulated amortization of $10,797,000 and $8,810,000 at October 26, 1997 and October 27, 1996, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

At October 26, 1997, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:

                                            Capital        Operating      Sublease
                                            Leases          Leases        Amounts          Total
----------------------------------------------------------------------------------------------------
1998                                    $  4,790,359     $14,056,211   $(1,112,921)    $ 17,733,649
1999                                       4,476,965      12,642,405    (1,039,148)      16,080,222
2000                                       4,142,721      10,808,719      (852,858)      14,098,582
2001                                       3,964,178       9,516,787      (673,375)      12,807,590
2002                                       3,933,623       8,289,828      (591,506)      11,631,945
Thereafter                                20,284,189      34,851,463    (2,755,200)      52,380,452
----------------------------------------------------------------------------------------------------

Total minimum rentals                     41,592,035     $90,165,413   $ (7,025,008)   $124,732,440
                                                         ===========   ============    ============
Amount representing interest             (16,600,490)
                                        ------------
Present value of net minimum rentals    $ 24,991,545
                                        ============


Contingent rental expense relating to the land and building portion of capital leases was $1,268,000, $1,250,000 and $1,273,000 in 1997, 1996 and 1995,
respectively.

Total rental expense for all operating leases not capitalized is as follows:

                             1997              1996             1995
                         -----------        ----------        ---------
Minimum rentals          $11,905,514        $7,640,511        $7,605,845
Contingent rentals         1,609,439           577,386           559,513
                         ------------       ----------        ----------
  Subtotal                13,514,953         8,217,897         8,165,358
Sublease rentals          (1,092,823)         (674,087)         (560,433)
                         -----------        ----------        ----------
   Total                 $12,422,130        $7,543,810        $7,604,925
                         ===========        ==========        ==========


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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS - In connection with the sale of MRF, the Company has committed to certain minimum purchase obligations with respect to food products supplied by MRF (see Note 3 ). Under the terms of the sales agreement, the Company entered into a five year supply agreement under which MRF will continue to be the supplier, for all Company-owned restaurants, of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during 1994 for Company-owned restaurants, which was approximately $14.5 million. The contract includes certain price adjustments for changes in commodity prices which will cause the actual amount of annual purchases to change over time. Actual purchases from MRF by the Company during 1997 were approximately $25.8 million. The Company's purchases are expected to exceed the minimum purchase volume required under the supply agreement for the foreseeable future.

SEVERANCE AGREEMENTS - The Company has employment agreements with certain executive officers that provide severance pay if the executives are terminated without cause or if there is a change in control of the Company. The agreements restrict the covered executives from owning, managing, operating, controlling or participating in a competing food service business. Under the terms of the agreements, a change in control is deemed to have occurred if any person becomes the beneficial owner of 50% or more of the voting common stock of the Company; substantially all the assets of the Company are sold; the shareholders approve a plan of liquidation or dissolution; or if a majority of the current Board of Directors cease to serve in that capacity, unless each new director was approved by a two-thirds majority of the Board then still in office who were directors at the time such employment agreements were executed. The contracts expire at dates between 1998 and 1999 and provide for an automatic two year extension of their term in the event of a change in control. The maximum contingent liability under these employment agreements ranges from $2.6 million to $5.9 million.

In June 1997, a dissident shareholder group launched a proxy contest to replace the Company's Board of Directors and certain key executives. On July 15, 1997, a committee of the Board of Directors of the Company authorized the execution of Management Retention Agreements with certain officers of the Company to assist in the retention of key management personnel. The agreements provided for payment of between one and two years of base salary in the event that the executives were terminated without good cause or if the executives resigned for "good reason" (as defined in the agreements) within a one year period following a change in control of the Company. The proxy contest was settled in August 1997. The settlement of the proxy contest did not constitute a change in control as defined in these agreements. The agreements restrict the covered executives from owning, managing, operating, controlling or participating in a competing food service business. The Company's total contingent liability with respect to these agreements is approximately $4.6 million. The Company's policy for officers not party to the Management Retention Agreements is to provide severance benefits of up to six months salary for such officers in the event they are terminated without cause.

GUARANTEES OF INDEBTEDNESS OF OTHERS - The Company guarantees certain twenty-year leases of franchisees for a quarterly fee of approximately $25,000 and is required to offer to purchase the properties for an amount equal to the investor's unpaid mortgage ($212,500) at its maturity in 1999. The Company has also guaranteed certain loans made to ShoLodge, Inc. totaling approximately $3.5 million.

NOTE 12 - SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, court approval was granted to a consent decree settling litigation against the Company and its former chairman. The litigation was certified as a class action under Title VII of the Civil Rights Act of 1964 and a class consisting of black restaurant employees alleged claims of discriminatory failure to hire, harassment, failure to promote, discharge and retaliation. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts from February 4, 1988 through April 19, 1991.

Under the consent decree, the Company agreed to pay $105.0 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $4.0 million in payroll taxes (which was subsequently reduced to $2.3 million) as well as certain administrative costs. During 1992, the Company entered into a capital contribution agreement with the Company's former chairman, whereby, in conjunction with the Court approved settlement of the discrimination lawsuit, he contributed approximately 2.7 million shares of Shoney's common stock to the Company and such shares were retired.

Under the terms of the consent decree, payments are made on a quarterly basis, without interest, on March 1, June 1, September 1 and December 1. Expected payment obligations under the consent decree for the next five fiscal years are as follows:

          1998              1999           2000            2001          2002
      -----------         --------       --------         -------       -------
      $15,705,000         $68,000        $68,000          $68,000       $68,000



NOTE 13 - LITIGATION

On December 4, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court-supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status, and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 230 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

On August 26, 1997, plaintiffs in the case of "Robert Belcher, et al. v. Shoney's, Inc." filed a motion to add to their complaint representative plaintiffs from the Captain D's concept restaurants. Plaintiffs also requested in their motion that the Court issue notice of the case to present and former general managers and assistant managers who were employed by the Company at its Captain D's concept restaurants within the three years preceding December 1, 1995. Plaintiffs sought to assert the same claims on behalf of Captain D's concept managers and assistant managers as previously asserted on behalf of Shoney's concept managers and assistant managers. The Company filed pleadings opposing plaintiffs' motion to add representative plaintiffs from the Captain D's concept restaurants and also opposed plaintiffs' request for Court-supervised notice to present and former managers and assistant managers employed at the Captain D's concept restaurants. On November 17, 1997, the Court denied the plaintiff's motion and on December 3, 1997, a separate lawsuit was filed on behalf of certain
Captain D's restaurant concept employees which makes substantially the same claims as "Robert Belcher, et al. v. Shoney's, Inc." (see Note 15).

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court-supervised notice of their lawsuit be sent to other potential plaintiffs. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 1,700 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. By virtue of the provisional class status, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are similarly situated or determine that certification as a class is altogether unwarranted.

In both lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses for an unspecified period of time claiming that certain of Shoney's acts resulted in a tolling of the statute of limitations. Discovery is proceeding in both cases, but is in a preliminary stage.

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

NOTE 14 - RETIREMENT PLAN

The Company established the Shoney's, Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1996. The Plan covers all employees who meet certain age and minimum service hour requirements. The Company matches employee contributions at 25%, up to a maximum of 4% of the participants' base pay. Total expense recognized by the Company under the Plan was approximately $341,000 and $154,000 for 1997 and 1996, respectively.


NOTE 15 - SUBSEQUENT EVENTS

DEBT REFINANCING - On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility of up to $375.0 million consists of a $75.0 million revolving line of credit ("1997 Revolver"), and two term notes of $100 million and $200.0 million, respectively, due in April 2002. Initially, the credit facility bears interest at 2.5% over LIBOR or 1.5% over the prime base rate for amounts outstanding under the 1997 Revolver, and bears interest at 2.5% over LIBOR or 1.5% over the prime base rate for the $100.0 million term loan and 3.0% over LIBOR or 2.0% over the prime base rate for the $200.0 million term loan. Based on certain financial requirements, the applicable margins could increase a maximum of .25% or decrease up to 1.0% from the initial margins. In connection with the refinancing, the Company agreed to terminate a $20.0 million bank line of credit (see Note 8) which was replaced by the $75.0 million 1997 Revolver. The amounts available under the 1997 Revolver are reduced by letters of credit of approximately $24.2 million resulting in available credit under the facility of approximately $50.8 million at January 20, 1998. The Company pays an annual fee of 0.5% for unused available credit under the facility. The new credit facility required the Company to enter into an interest rate hedge agreement covering a notional amount of not less than $50.0 million within 60 days from the date of the loan closing.

The Company's new credit facility is secured by substantially all the Company's assets. The Company's debt agreements (1) require satisfaction of certain financial ratios and tests (which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

LITIGATION - On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d\b\a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs made claims in this case that are very similar to those made in Belcher I (see Note 13). Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court-supervised notice of their lawsuit be sent to other potential plaintiffs. The Court has yet to determine whether it will authorize notice in the case. Plaintiffs filed, along with their complaint and their own consents, the consents of thirteen persons to become plaintiffs in the case. All of these consents, however, are consents that were filed during 1995 or 1996 in Belcher
I. It is not clear at present whether such consents will suffice as consents to become plaintiffs in Edelen. Plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorney's fees and expenses.

The Plaintiffs in Edelen have moved to amend their complaint to include a claim that certain of Shoney's acts resulted in a tolling of the statute of limitations, but the Court has yet to rule on that motion. Discovery is proceeding, but is in a preliminary stage.

Management believes that it has substantial defenses to the claims made in Edelen and intends to vigorously defend this case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

In December 1997, plaintiffs' counsel in Belcher I, Belcher II and Edelen indicated that they may file a lawsuit that would involve the Captain D's concept and would purportedly involve allegations similar to those in Belcher II (see Note 13). To date, plaintiffs' counsel has not served the Company or the Company's counsel with such a suit, nor has plaintiffs' counsel provided any further indication that it may file such a suit. The Company is presently unable to assess the likelihood of assertion of this threatened litigation.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)

                                                                                Per Share
                                                                           --------------------
                                              Income (Loss)                         Income(Loss)
                     No                           from         Net           Net        from
                     of                Gross    Continuing    Income       Income    Continuing    Stock Market
                    Weeks  Revenues    Profit   Operations    (Loss)       (Loss)    Operations    High     Low
-----------------------------------------------------------------------------------------------------------------
1997
First Quarter        16   $  363,290  $ 35,016  $(13,770)(a) $(13,770)(a)  $(.28)(a)  $(.28)(a)   $ 8.75   $6.75
Second Quarter       12      295,409    37,123     5,293        5,293        .11        .11         8.25    4.38
Third Quarter        12      294,209    36,166     8,767        8,767        .18        .18         6.63    5.25
Fourth Quarter       12      274,168    24,982   (36,001)(a)  (36,001)(a)   (.74)(a)   (.74)(a)     6.25    4.50
                     --   ----------  --------  --------     --------      -----      -----
                     52   $1,227,076  $133,287  $(35,711)    $(35,711)     $(.74)(b)  $(.74)(b)
                     ==   ==========  ========  ========     ========      =====      =====

1996
First Quarter        16   $  300,177  $ 33,709  $  2,752     $ 24,107      $ .54      $ .06       $11.63   $7.88
Second Quarter       12      257,712    35,498    10,970        6,426        .15        .15        13.38    8.13
Third Quarter        12      257,043    34,519    10,427        6,621        .16        .16        13.38    8.38
Fourth Quarter       12      284,810    44,450    17,850(c)    11,370(c)     .24(c)     .24(c)      9.88    7.38
                     --   ----------  --------  --------     --------      -----      -----
                     52   $1,099,742  $148,176  $ 41,999     $ 48,524      $1.10(b)   $ .61
                     ==   ==========  ========  ========     ========      =====      =====



(a) The first quarter of 1997 included an asset impairment charge resulting from the Company's adoption of SFAS 121 of $17.6 million. The fourth quarter included an additional asset impairment charge of $36.4 million.

(b) Quarterly earnings per share amounts for 1997 and 1996 do not sum to the earnings per share for 1997 and 1996.

(c) The fourth quarter of 1996 included approximately $2.5 million arising from nonrecurring transactions involving the sale of the Company's investment in common stock and common stock warrants of ShoLodge, Inc. and $5.2 million in franchise revenues received from ShoLodge to terminate future royalty obligations by ShoLodge to the Company (see Note 4).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. ss. 229.304.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         "Election of Directors" and "Reports of Beneficial Ownership" contained in the 1998 Proxy Statement is incorporated herein by reference. See also, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

         "Executive Compensation" contained in the 1998 Proxy Statement is incorporated herein by reference. The matters labeled "Human Resources and Compensation Committee Report" and "Shareholder Return Performance Graph" contained in the 1998 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Certain Beneficial Owners and Management" contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Certain Transactions" contained in the 1998 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                  (1)  Financial Statements:
                       Consolidated Balance Sheet - October 26, 1997 and October 27, 1996.
                       Consolidated Statement of Operations - Years ended October 26, 1997, October 27, 1996, and October 29, 1995 Consolidated Statement of Shareholders' Equity (Deficit)
                       - Years ended October 26, 1997, October 27, 1996, and October 29, 1995
                       Consolidated Statement of Cash Flows - Years ended October 26, 1997, October 27, 1996, and October 29, 1995 Notes to Consolidated Financial Statements - Years ended October 26, 1997, October 27, 1996, and October 29, 1995

                  (2) Schedule II-Valuation and qualifying accounts and reserves, included as Exhibit 99.1.

                  All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R. ss. 229.601, as follows:

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

    3.1,  4.1     Charter of Shoney's, Inc., as amended, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.
                  333-11715) filed with the Commission on September 11, 1996, and incorporated herein by this reference.

    3.2,  4.2     Restated Bylaws of Shoney's, Inc.

          4.3 Amended and Restated Rights Agreement, dated as of May 25, 1994, between Shoney's, Inc. and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994, and incorporated herein by this reference, as amended by Amendment No.1, dated as of April 18, 1995, filed as
                  Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 1995, and incorporated herein by this reference, and Amendment No. 2, dated as of June 14, 1996, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 12, 1996, and incorporated herein by this reference.

          4.4 Indenture, dated as of April 1, 1989, between the Company and Sovran Bank/Central South, as Trustee relating to $201,250,000 in principal amount of liquid yield option notes due 2004, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on April 3, 1989 (No. 33-27571), and incorporated herein by this reference.

          4.5 Indenture, dated as of July 15, 1992, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, and NationsBank of Tennessee (now The Bank of New York, as successor trustee), as trustee, relating to 8.25%

                  Convertible Subordinated Debentures due 2002, filed as Exhibit 10 (a) to the Current Report on Form 8-K of TPI Restaurants, Inc. filed with the Commission on July 29, 1992 (Commission File No. 0-12312), and incorporated herein by this reference.

         4.6 First Supplemental Indenture, dated as of September 9, 1996, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, The Bank of New York, as trustee, and Shoney's, Inc., relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 1996, and incorporated herein by this reference.

         10.1 License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and Shoney's Lodging, Inc., filed as Exhibit 28.7 to the Company's Current Report on Form 8-K filed with the Commission on December 3, 1991, and incorporated herein by this reference, as amended by Amendment No. 1, dated as of September 16, 1992, to License Agreement, dated as of October 25, 1991, between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc. (formerly Shoney's Lodging, Inc.), filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by this reference, and Amendment No. 2, dated as of March 18, 1994, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995, and incorporated herein by this reference, and Amendment, No. 3, dated as of March 31, 1995, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995, and incorporated herein by this reference, and Amendment No. 4, dated as of June 26, 1996, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1996, and incorporated herein by this reference, and Amendment No. 5, dated as of October 25, 1996, filed as
                  Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.2 Agreement, dated as of September 15, 1992, between the Company and Raymond L. Danner, filed as Exhibit 10.41 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

         10.3 Consent Decree entered by the United States District Court for the Northern District of Florida on January 25, 1993 in Haynes, et al. v. Shoney's, Inc., et al., filed as Exhibit 28 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 1993, and incorporated herein by this reference.

         10.4 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.5 Shoney's, Inc. Stock Option Plan, filed as Exhibit 4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on April 11, 1990, and incorporated herein by this reference.

         10.6 Shoney's, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.7     Shoney's, Inc. Employee Stock Purchase Plan, filed as Exhibit
                  4.7 to Post Effective Amendment No. 4 to the Company's Registration Statement on Form S-8 (File No. 33-605) filed with the Commission on October 26, 1989, and incorporated herein by this reference.

         10.8 Shoney's, Inc. Employee Stock Purchase Plan, as amended through December 17, 1996, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.9     Shoney's, Inc. Employee Stock Bonus Plan, filed as Exhibit
                  10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by this reference.

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

         10.14 Employment Agreement, dated as of November 12, 1997, between the Company and J. Michael Bodnar.

         10.15 Employment Agreement, dated as of November 1, 1996, between the Company and W. Craig Barber, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.16 Severance Agreement and Release, dated as of November 12, 1997, between the Company and W. Craig Barber.

         10.17 Employment Agreement, dated as of April 11, 1995, between the Company and C. Stephen Lynn, filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 14, 1995 filed with the Commission on June 28, 1995, and incorporated herein by this reference, as amended by Amendment No. 1, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, filed with the Commission on January 28, 1996, and incorporated herein by this reference.

         10.18 Amended and Restated Employment Agreement, dated as of November 12, 1997, between the Company and C. Stephen Lynn.

         10.19 Employment Agreement, dated as of November 1, 1996, between the Company and Robert M. Langford, filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 16, 1997, and incorporated herein by this reference.

         10.20 Management Retention Agreement, dated as of July 15, 1997, between the Company and Betty J. Marshall, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.21 Management Retention Agreement, dated as of July 15, 1997, between the Company and Haney A. Long, Jr., filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.22 Management Retention Agreement, dated as of July 15, 1997, between the Company and Robert A. Speck, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.23 Management Retention Agreement, dated as of July 15, 1997, between the Company and James W. Arnett, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.24 Management Retention Agreement, dated as of July 15, 1997, between the Company and David A. Jordan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.25 Management Retention Agreement, dated as of July 15, 1997, between the Company and Ronald E. Walker, filed as Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.26 Management Retention Agreement, dated as of July 15, 1997, between the Company and F. E. McDaniel, Jr., filed as Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.27 Management Retention Agreement, dated as of July 15, 1997, between the Company and Gregory A. Hayes, filed as Exhibit
                  10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

         10.28 Asset Sale and Purchase Agreement, dated as of July 7, 1995, by and among Shoney's, Inc., as Seller, and RTM, Inc., as Buyer, relating to the sale of the assets comprising the Company's "Lee's Famous Recipe" division, filed as Exhibit
                  10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference.

         10.29 Stock Purchase Agreement, dated as of August 3, 1995, by and between Shoney's, Inc., as Seller, and Levmark Capital Corporation, as Buyer, relating to the purchase of all of the issued and outstanding stock of Mike Rose Foods, Inc., filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference, as amended by Amendment No. 1, dated as of November 10, 1995, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference.

         10.30 Supply Agreement, dated as of November 17, 1995, between the Company and Mike Rose Foods, Inc., filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference.

         10.31 $375,000,000 Credit Agreement, dated as of November 28, 1997, among Shoney's, Inc., as Borrower, NationsBank, N.A., as Administrative Agent for the lenders, NationsBanc Montgomery Securities, Inc., as Syndication Agent, and various other financial institutions now or hereafter parties thereto.

         10.32 Registration Rights Agreement, dated as of December 1, 1997, by and between Shoney's, Inc. and Raymond L. Danner.

         10.33 Agreement, dated as of August 10, 1997, by and among the Company, Raymond D. Schoenbaum, and Betty J. Schoenbaum, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 1997, and incorporated herein by this reference.

         10.34 Amendment to Agreement, dated November 11, 1997, amending the Agreement, dated as of August 10, 1997, by and among the Company, Raymond D. Schoenbaum, and Betty J. Schoenbaum.

         10.35 Termination Agreement, dated as of January 8, 1998, by and among the Company, Raymond D. Schoenbaum, and Betty J. Schoenbaum.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of January, 1998.

                                SHONEY'S, INC.


                                By:  /s/ Gregory A. Hayes
                                    -------------------------------------------
                                    Gregory A. Hayes
                                    Chief Financial Officer (Principal Financial
                                    and Chief Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of January, 1998.


        Signature                                         Title
 /s/ C. Stephen Lynn                   Chairman of the Board and Director
--------------------------------
(C. Stephen Lynn)


 /s/  J. Michael Bodnar                Chief Executive Officer, President and Director
--------------------------------
(J. Michael Bodnar)


 /s/ Gregory A. Hayes                  Chief Financial Officer
--------------------------------
(Gregory A. Hayes)


 /s/ Carole F.  Hoover                 Director
--------------------------------
(Carole F.  Hoover)


 /s/ Jeffry F. Schoenbaum              Director
--------------------------------
(Jeffry F. Schoenbaum)


                                       Director
--------------------------------
(Raymond D. Schoenbaum)


 /s/ William A. Schwartz               Director
---------------------------------
(William A. Schwartz)


/s/ Carroll D. Shanks                  Director
---------------------------------
(Carroll D. Shanks)


                                       Director
---------------------------------
(Cal H. Turner, Jr.)



---------------------------------      Director
(Felker W. Ward, Jr.)



/s/ William M. Wilson                  Director
---------------------------------
(William M. Wilson)


---------------------------------      Director
(James D. Yancey)
