Form 10-Q
period 1998-02-15
SHONEYS INC
filed 1998-04-01
CIK 89902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 15, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ______________


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

        As of March 30, 1998 there were 48,673,365 shares of Shoney's, Inc., $1 par value common stock outstanding.


================================================================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                    February 15,              October 26,
                                                                                        1998                      1997
                                                                                   -------------             -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $   7,213,523             $  11,851,223
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,493,000 in 1998
     and $1,596,000 in 1997                                                           11,249,347                11,611,369
  Inventories                                                                         36,605,389                38,382,843
  Other current assets                                                                 8,344,114                 4,840,539
  Deferred income taxes                                                               45,042,047                38,835,385
  Net assets held for disposal                                                        25,558,714                28,021,259
                                                                                   -------------             -------------
     Total current assets                                                            134,013,134               133,542,618


Property, plant and equipment, at cost                                               791,897,178               790,076,204
Less accumulated depreciation and amortization                                      (358,128,714)             (343,645,369)
                                                                                   -------------             -------------
    Net property, plant and equipment                                                433,768,464               446,430,835


Other assets:
  Goodwill (net of accumulated amortization of
     $4,032,000 in 1998 and $3,230,000 in 1997)                                       46,279,439                47,803,815
  Deferred charges and other intangible assets                                        12,044,618                 5,889,044
  Other assets                                                                        10,781,016                11,022,447
                                                                                   -------------             -------------
     Total other assets                                                               69,105,073                64,715,306
                                                                                   -------------             -------------
                                                                                   $ 636,886,671             $ 644,688,759
                                                                                   =============             =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                 $  32,732,636             $  34,156,943
  Federal and state income taxes                                                                                   112,319
  Other accrued liabilities                                                          108,357,421               110,501,665
  Reserve for litigation settlement due within one year                               10,372,961                16,010,297
  Debt and capital lease obligations
      due within one year                                                             11,637,718                10,997,069
                                                                                   -------------             -------------
     Total current liabilities                                                       163,100,736               171,778,293


Long-term senior debt and
   capital lease obligations                                                         322,642,185               314,802,187
Zero coupon subordinated convertible debentures                                      106,312,674               103,612,284
Subordinated convertible debentures (net of bond discount of $3,737,000
   in 1998 and $3,939,000 in 1997)                                                    47,825,792                47,624,146
Reserve for litigation settlement                                                        272,008                   294,672

Deferred income and other liabilities                                                 19,796,238                18,922,137

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000; issued 48,673,365 in 1998
      48,568,109 in 1997                                                              48,673,365                48,568,109
  Additional paid-in capital                                                         137,068,435               136,861,158
  Accumulated deficit                                                               (208,804,762)             (197,774,227)
                                                                                   -------------             -------------
     Total shareholders' deficit                                                     (23,062,962)              (12,344,960)
                                                                                   -------------             -------------
                                                                                   $ 636,886,671             $ 644,688,759
                                                                                   =============             =============

See notes to consolidated condensed financial statements

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                        Sixteen Weeks Ended
                                                               February 15,              February 16,
                                                                   1998                      1997
                                                              -------------             -------------


Revenues
  Net sales                                                   $ 332,223,895             $ 356,743,001
  Franchise fees                                                  4,393,316                 4,354,776
  Other income                                                    2,479,982                 2,192,556
                                                              -------------             -------------
                                                                339,097,193               363,290,333


Costs and expenses
 Cost of sales                                                  310,044,749               328,274,313
 General and administrative expenses                             25,665,871                25,035,929
 Impairment write down of long-lived assets                       2,593,482                17,612,067
 Interest expense                                                15,887,488                13,984,747
                                                              -------------             -------------
     Total costs and expenses                                   354,191,590               384,907,056
                                                              -------------             -------------


Loss before income taxes and extraordinary charge               (15,094,397)              (21,616,723)

Benefit from income taxes                                        (5,479,000)               (7,847,000)
                                                              -------------             -------------

Loss before extraordinary charge                                 (9,615,397)              (13,769,723)

Extraordinary charge for the early extinguishment
   of debt, net of income taxes of $806,000                      (1,415,138)
                                                              -------------             -------------

Net loss                                                      $ (11,030,535)            $ (13,769,723)
                                                              =============             =============






Earnings per common share
     Basic and diluted:
        Loss before extraordinary charge                      $       (0.20)            $       (0.28)
        Extraordinary charge for the
          early extinguishment of debt                                (0.03)
                                                              -------------             -------------
        Net loss                                              $       (0.23)            $       (0.28)
                                                              =============             =============




Weighted average shares outstanding
     Basic and diluted                                           48,610,211                48,491,508




Common shares outstanding                                        48,673,365                48,551,609

Dividends per share                                                    NONE                      NONE


See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                       Sixteen  Weeks Ended
                                                                               February 15,             February 16,
                                                                                   1998                     1997
                                                                              -------------             ------------

Operating activities
  Net loss                                                                    $ (11,030,535)            $(13,769,723)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization                                          14,943,369               16,910,219
          Amortization of deferred charges and other
              non-cash charges                                                    7,655,215                3,914,916
          Impairment write down of long-lived assets                              2,593,482               17,612,067
          Changes in operating assets and liabilities                            (9,441,194)             (20,245,917)
                                                                              -------------             ------------
                 Net cash provided by operating activities                        4,720,337                4,421,562


Investing activities
  Cash required for property, plant and equipment                                (8,230,383)             (14,923,660)
  Proceeds from disposal of property, plant and equipment                         4,908,306                6,644,125
  Cash required for other assets                                                    (36,192)                 (52,885)
                                                                              -------------             ------------
                Net cash used by investing activities                            (3,358,269)              (8,332,420)



Financing activities
  Payments on long-term debt and
     capital lease obligations                                                 (290,549,793)              (6,974,985)
  Proceeds from long-term debt                                                  300,000,000
  Net proceeds from short-term borrowings                                         1,143,000               12,672,000
  Payments on litigation settlement                                              (5,660,000)              (5,740,600)
  Cash required for debt issue costs                                            (10,954,750)                (239,604)
  Proceeds from exercise of employee stock options                                   21,775                  155,717
                                                                              -------------             ------------
                Net cash used by financing activities                            (5,999,768)                (127,472)
                                                                              -------------             ------------


  Change in cash and cash equivalents                                         $  (4,637,700)            $ (4,038,330)
                                                                              =============             ============



See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                February 15, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1998 presentation. Operating results for the sixteen week period ended February 15, 1998 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 25, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 26, 1997.


NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of fiscal 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual restaurant properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 was $17.6 million ($11.2 million, net of tax) and is included in the statement of operations for the quarter ended February 16, 1997 in the caption titled Impairment write down of long-lived assets. Approximately $11.2 million of the asset impairment write down related to properties held for disposal and approximately $6.4 million related to assets held and used in the Company's operations. The Company recorded an asset impairment charge of $36.4 million in the fourth quarter of 1997, of which $33.1 million was related to assets held and used in the Company's operations and $3.3 million was related to assets held for disposal. The fourth quarter 1997 impairment was the result of additional analysis by management and a full years operating results from the restaurants acquired from TPI Enterprises, Inc. in 1996. During the first quarter of 1998 the Company recorded an additional impairment loss of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. During the first quarter of 1998, the Company incurred approximately $1.2 million in exit costs associated with the closure (or planned closure) of 15 leased restaurants. At February 15, 1998, the value of the 80 properties to be disposed of was $25.6 million and is reflected on the balance sheet as net assets held for disposal. Included in net assets held for disposal are 7 operating restaurants which management intends to close. These 7 restaurants reported revenues of $1.6 million and $1.7 million and operating losses of $284,000 and $306,000 for the first quarter of 1998 and 1997, respectively.


NOTE 3 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings per Share" at the beginning of the first quarter of 1998. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings per Share" and was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common stock and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted-average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not effect Basic EPS. SFAS 128 requires that all prior periods presented be restated.

The table below presents the computation of basic and diluted loss per share:

                                                               Quarter Ended February 15, 1998
                                                               -------------------------------
                                            Loss              Shares            Per Share Amount
                                            ----              ------            ----------------
Basic and diluted loss per share:
Loss before extraordinary charge            $ (9,615,397)     48,610,211        $(0.20)


                                                               Quarter Ended February 16, 1997
                                                               -------------------------------
                                            Loss              Shares            Per Share Amount
                                            ----              ------            ----------------
Basic and diluted loss per share:
Net loss                                    $(13,769,723)     48,491,508        $(0.28)

For both the first quarter of 1998 and 1997 the Company reported a net loss, therefore, any potentially dilutive securities considered in the computation of diluted EPS would have been antidilutive. Accordingly, the denominator for both basic and diluted EPS is the weighted-average number of common shares outstanding. As of February 15, 1998, the Company had outstanding approximately 5,497,000 options to purchase shares at prices ranging from $3.06 to $25.51. In addition to options to purchase shares, the Company had approximately 137,000 common shares reserved for future distribution pursuant to certain employment agreements, and approximately 9,750 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of February 15, 1998, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002.


NOTE 4 - INCOME TAXES

Income taxes for the sixteen week periods ending February 15, 1998 and February 16, 1997 were provided based on the Company's estimate of its effective tax rates of 36.3% for both periods for the entire respective fiscal years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established for tax credit carryforwards that are not expected to be realized. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the reversal of existing taxable temporary differences within the carryforward period, the carryback of existing deductible temporary differences to prior years' taxable income or through the use of future pretax book income.


NOTE 5 - SENIOR DEBT

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility of up to $375.0 million consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. Initially, the credit facility bears interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and bears interest at 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain financial requirements, the applicable margins could increase a maximum of .25% or decrease up to 1.0% from the initial margins. In connection with the refinancing, the Company agreed to terminate a $20.0 million bank line of credit which was replaced by the $75.0 million Line of Credit. At February 15, 1998, the amounts available under the Line of Credit were reduced by letters of credit of approximately $24.2 million, and $1.1 million outstanding under the Line of Credit, resulting in available credit under the facility of approximately $49.7 million. The Company pays an annual fee of 0.5% for unused available credit under the facility. The new credit facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $80.0 million at February 15, 1998, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin. At February 15, 1998 the interest rate on the Line of Credit was 10.0%, the interest rates on the term notes were 8.2% for Term A Note and 8.7% for Term B Note.

Debt and obligations under capital leases at February 15, 1998 and October 26, 1997 consisted of the following:

                                                       February 15, 1998         October 26, 1997
                                                       -----------------         ----------------
Senior debt - Line of Credit                              $  1,143,000
Senior debt-reducing revolving credit facility                                    $135,000,000
Senior debt - Term A Note                                   94,000,000
Senior debt - Term B Note                                  197,500,000
Senior secured bridge loan                                                          72,900,000
Senior debt-taxable variable rate notes                                             27,650,000
Senior debt-various                                                                 44,857,523
Subordinated zero coupon debentures                        106,312,674             103,612,284
Subordinated convertible debentures                         47,825,792              47,624,146
Industrial revenue bonds                                    13,820,000              13,820,417
Notes payable to others                                      5,577,027               6,579,771
                                                          ------------            ------------
                                                           466,178,493             452,044,141
Obligations under capital leases                            22,239,876              24,991,545
                                                          ------------            ------------
                                                           488,418,369             477,035,686
Less amounts due within one year                            11,637,718              10,997,069
                                                          ------------            ------------
Amount due after one year                                 $476,780,651            $466,038,617
                                                          ============            ============

The Company's new credit facility is secured by substantially all of the Company's assets. The Company's debt agreements (1) require satisfaction of certain financial ratios and tests (which become more restrictive each year);
(2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants. At February 15, 1998, the Company was in compliance with all of its debt covenants.

Prior to the refinancing, the Company had unamortized debt issue costs of $2.2 million related to the refinanced debt. The write off of these unamortized costs during the first quarter of 1998 resulted in an extraordinary loss, net of tax, of approximately $1.4 million or $0.03 per common share. The Company also incurred $1.1 million in additional interest expense to obtain waivers (for its inability to make principal payments and comply with debt covenants) from its predecessor lending group to facilitate the refinancing.


NOTE 6 - LITIGATION

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. Plaintiffs sought to have the Court grant class status to the case. The Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court and approximately

230 additional potential class members opted to participate in the suit, but their notice was not received by the Court until after the cutoff date and the Court has not yet ruled on their participation in the lawsuit.

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs sought to have the Court grant class status to the case. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 1,700 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit.

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs made claims in this case that are very similar to those made in Belcher I. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court-supervised notice of their lawsuit be sent to other potential plaintiffs. On March 26, 1998, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. The Court ordered the Company to file no later than April 3, 1998 any objections to the plaintiffs' proposed notice and to submit to the plaintiffs no later than April 27, 1998 a list of names and addresses of potential plaintiffs.

By virtue of the provisional class status, in either of the Belcher cases or Edelen, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are determined to be similarly situated or determine that certification as a class is altogether unwarranted.

In all three lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses for an unspecified period of time claiming that certain of Shoney's acts resulted in a tolling of the statute of limitations. Discovery is proceeding in all cases, but is in a preliminary stage.

Management believes it has substantial defenses to the claims made and intends to vigorously defend the cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

In December 1997, plaintiffs' counsel in Belcher I, Belcher II and Edelen indicated that they may file a lawsuit that would involve the Captain D's concept and would purportedly involve allegations similar to those in Belcher
II. To date, plaintiffs' counsel has not served the Company or the Company's counsel with such a suit, nor has plaintiffs' counsel provided any further indication that it may file such a suit. The Company is presently unable to assess the likelihood of assertion of this threatened litigation.

On August 5, 1997, a Fifth Quarter hourly employee filed the case of "Regina Griffin v. Shoney's, Inc. d/b/a Fifth Quarter" in the U.S. District Court for the Northern District of Alabama. Plaintiff claimed the Company failed to pay her minimum wages and overtime pay in violation of the Fair Labor Standards Act. On February 24, 1998, subsequent to the Company's quarter end, the plaintiff served the Company with a Motion for Leave to Amend Complaint with an accompanying proposed Amended Complaint for Violation of Fair Labor Standards Act seeking to pursue the case as a class action on behalf of plaintiff and "all persons who have performed the services of waiter or waitress for Shoney's (d/b/a Fifth Quarter)". The Company objected to the proposed amendment and, on March 16, 1998, the court denied plaintiff's Motion for Leave to Amend Complaint. The Company anticipates the plaintiff will renew her attempt to have the court grant class status to the case.

Management believes it has substantial defenses to the class action claims plaintiffs are seeking to assert and would vigorously defend such claims. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability , if any, with respect to these claims can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.


NOTE 7 - RESERVE FOR LITIGATION SETTLEMENT

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

Under the consent decree, the Company will pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $2.3 million in applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. The Company made its final material payment under the consent decree on March 1, 1998 in the amount of $10.0 million.


NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income is the change in shareholders' equity from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 130 in fiscal 1999 and does not anticipate its adoption to have a material impact on the presentation of the financial position or results of operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The first quarter of fiscal 1998 and 1997 covered sixteen weeks. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including anticipated financial performance, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, turnover and retention of key management personnel and a variety of other factors. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the first quarter of 1998 declined to $339.1 million as compared to revenues of $363.3 million in the first quarter of 1997. The following table summarizes the components of the decline in revenues:

                                                          First Quarter
                                                              1998
                                                              ----
         (In millions)
         Restaurant revenue                                  $(21.7)
         Distribution and Manufacturing
           and other sales                                     (2.8)
         Other income                                           0.3
                                                             ------
                                                             $(24.2)
                                                             ======

          The decline in revenues during the first quarter of 1998 was principally due to a comparable store sales decline of 2.2% and a net decline of 83 restaurants in operation compared to the beginning of the first quarter of 1997. The comparable store sales decrease of 2.2% during the first quarter of 1998 included a menu price increase of 0.1%, as compared with a comparable store sales decline of 1.9% in the first quarter of 1997, which included a 2.0% menu price increase.

          The Company's Shoney's Restaurants continue to experience negative overall comparable store sales. Shoney's Restaurants reported a comparable store sales decline of 4.0% for the first quarter of 1998, including the effects of a menu price decrease of 0.6%. The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to re-establish Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The

Company has enhanced its food specifications and has placed more emphasis on made-in-store entrees compared to preprepared foods. Management also plans to allocate a higher percentage of planned capital expenditures to kitchen equipment and other related enhancements to support higher quality food preparation. New research and development personnel have been charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal. In addition to higher quality menu items, the Company has introduced an enhanced version of its popular breakfast bar featuring a more attractive presentation and improved food quality. The enhanced breakfast bar has been introduced in approximately 200 Company-owned Shoney's Restaurants as of the end of the first quarter and should be installed in all Company-owned Shoney's Restaurants (approximately 477 restaurants) by the end of the second quarter of 1998.

          The back-to-basics initiatives will also focus on improving the training function at the Shoney's Restaurant concept to train restaurant-level personnel on delivering high-quality food with exceptional customer service. During the first quarter of 1998, the Shoney's Restaurants training function was realigned making operating management responsible for all training at the restaurants. Additionally, approximately 34 multiunit supervisory personnel have been added to improve training, operational execution and to minimize employee turnover.

          The Company's Captain D's restaurants reported a comparable store sales increase of 2.2% for the first quarter of 1998, including the effects of menu price increase of 1.7%. Management is pleased with the continued positive operating results of its Captain D's restaurants and plans to improve performance further through a variety of initiatives including a new advertising campaign, promotional menu items and the continued introduction of the "Coastal Classics" menu. The Coastal Classics menu features items such as southern style catfish, broiled salmon, orange roughy and rainbow trout, shrimp scampi, fried flounder and gulf oysters priced from $5.49 and up, which is higher than the concepts average guest check. As of the end of the first quarter of 1998, the Coastal Classics menu had been placed in approximately 43 stores, with approximately 80 units planned to have the menu by the end of 1998. For the stores that have the Coastal Classics menu implemented, the menu accounts for approximately 5-6% of total unit sales.

          The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first quarter of 1998 and 1997:

                                                      First Quarter     First Quarter
                                                           1998              1997
                                                           ----              ----

Company-owned restaurants opened (1)                          0                 5
Company-owned restaurants closed                            (19)              (51)
Franchised restaurants opened                                 9                 2
Franchised restaurants closed                               (17)              (10)
                                                            ----              ----
                                                            (27)              (54)
                                                            ====             =====


(1) The First Quarter of 1997 included 4 units acquired from Franchisees.

         Distribution and Manufacturing revenues declined $2.8 million or 7.0% during the first quarter of 1998 compared to the first quarter of 1997. The decline in Distribution and Manufacturing revenues is principally due to a decline in the number of franchised restaurants in operation and a decline in the comparable store sales of franchised Shoney's Restaurants.

         Franchise revenues totaled $4.4 million for both the first quarter of 1998 and 1997. Franchise fees declined due to fewer franchised restaurants in operation and a decline in the comparable store sales of franchised Shoney's Restaurants, which was offset by an increase in initial fees associated with the opening of nine franchised Shoney's Restaurants in the first quarter of 1998, compared to only two franchised restaurants opened during the first quarter of 1997.

         Other income increased $287,000 to $2.5 million in the first quarter of 1998 as compared to the same period last year. The increase in other income was due principally to an increase in net gains realized on asset sales. The principal components of other income for the first quarter of 1998 were gains on asset sales ($1.2 million), income from rental properties ($371,000), and interest on short-term investments ($312,000).

COSTS AND EXPENSES

         Costs of sales declined $18.2 million during the first quarter of 1998 compared to the same period last year principally as a result of a decline in restaurant sales. Cost of sales as a percentage of revenues increased for the first quarter of 1998 to 91.4% compared to 90.4% for the same quarter of 1997. Food and supplies costs remained stable as a percentage of revenues at 39.0% for both the first quarter of 1998 and 1997.

         Restaurant labor increased as a percentage of total revenues because of higher wages for restaurant employees brought on by tight labor market conditions in the majority of markets in which the Company operates. The Company has experienced increased labor costs at all of its restaurant concepts. Restaurant labor as a percentage of restaurant revenues was 26.8% in the first quarter of 1998 compared to 26.6% in 1997.

         Operating expenses as a percentage of revenues increased to 25.6% for the first quarter of 1998 compared to 24.8% in the first quarter of 1997. The increase in operating expenses was due principally to increased advertising costs and higher rent expense, due in large part to the accrual of $1.2 million in exit costs associated with the closure (or planned closure) of 15 leased restaurants during the first quarter of 1998.

         As noted above, the Company's initiatives for the Shoney's Restaurant concept are to re-establish Shoney's Restaurants as a place for great-tasting food. These initiatives will result in higher food and labor costs in the future. One facet of these initiatives is a strategy to de-emphasize the Company's reliance on its all-you-care-to-eat food bars, specifically at the lunch and dinner day parts, once food quality is improved. Following implementation of improved food quality and service, marketing will emphasize redirecting customers to menu items which will have higher margins and afford the Company better food cost management, as the portions of food served are more controllable. Management also believes that the increased food and labor costs will be offset by the ability to raise the price of menu items, once the initiatives are fully implemented.

         General and administrative expenses increased $630,000 to $25.7 million in the first quarter of 1998 as compared with the same period last year. General and administrative expenses as a percentage of revenues increased from 6.9% in the first quarter of 1997 to 7.6% in the first quarter of 1998. The increase in general and administrative expenses was principally due to increases in salary and related expenses and professional fees. The increase in salary related expenses was due in large part to an increase in severance and related expenses associated with the termination or realignment of certain executives during the first quarter of 1998, which totaled $1.5 million. The increases discussed above were offset by declines in travel related expenses and relocation expenses.

         Interest expense for the first quarter of 1998 increased $1.9 million, or 14%, as compared to the same period last year, principally due to higher rates on the refinanced debt, a $1.1 million fee to obtain waivers (for its inability to make principal payments and comply with debt covenants) from its lenders to facilitate the refinancing, and higher amortization of deferred financing costs related to the new debt structure. The Company refinanced approximately $281.0 million of its senior debt in December 1997 (see Liquidity and Capital Resources). Interest rates on the new credit facility are generally 50 to 100 basis points higher than the refinanced debt. The Company expects the increased costs to be incurred in 1998 as a result of higher interest rates will be partially offset by a reduction of debt outstanding from proceeds from the sale of surplus restaurant properties and other real estate. During the first quarter of 1998, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per common share outstanding).

         The Company incurred asset impairment charges of $2.6 million in the first quarter of 1998 compared to $17.6 million in the first quarter of 1997. The decline in asset impairment charges is due to the fact that the first quarter of 1997 reflects the initial adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which changed the method by which the Company measures asset impairments. Asset impairment charges incurred during the first quarter of 1998 are the result of additional analysis and the reassessment of our intentions as to the future disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company's cash provided by operating activities declined during 1997 and increased slightly during the first quarter of 1998 as compared to the same period in the prior year.

         During the first quarter of 1998, cash provided by operating activities was $4.7 million, an increase of $299,000, as compared to the first quarter of 1997. This slight increase in cash provided was due to reduced cash requirements for inventory and accrued expense funding compared to the prior quarter which more than offset the continued decline in the profitability of the Company's restaurant concepts.

         Cash used by investing activities during the first quarter of 1998 totaled $3.4 million as compared to cash used by investing activities of $8.3 million in the same quarter of 1997. The decline in cash used by investing activities was due principally to a reduction in capital spending for property, plant, and equipment which was offset by a decrease in proceeds from asset disposals.

         The Company balances its capital spending plan throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, capital expenditures and debt service requirements. The Company has planned capital expenditures for 1998 of $35.0 million, the maximum amount permitted under its new credit agreement. The Company does not plan to build new restaurants during 1998 and will invest its capital on improvements to existing operations. Budgeted capital expenditures for 1998 include $16.6 million for remodeling and refurbishment of restaurants, $10.1 million for additions to existing restaurants and $8.3 million for other assets. Capital expenditures totaled $8.2 million for the first quarter of 1998, which included $2.2 million for remodeling and refurbishment of restaurants, $3.8 million for additions to existing restaurants, and $2.2 million for other assets.

         During 1997, the Company closed 75 under performing restaurants. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. The Company's loan agreements require that net proceeds from asset disposals be applied to reduce its senior debt. At February 15, 1998, the Company had approximately 138 properties which were being marketed for sale. As mentioned previously, the Company closed 19 restaurants during the quarter, and management expects additional restaurant closures for the remainder of the fiscal year to be at or near this number. Proceeds from asset disposals were $4.9 million for the first quarter of 1998 compared to $6.6 million for the first quarter of 1997.

         During the first quarter of 1998, the Company's cash used by financing activities was $6.0 million compared with cash used by financing activities of $127,000 for the same period in 1997. Significant financing activities for the first quarter of 1998 included the refinancing of the Company's senior debt which provided cash of $300.0 million, of which $280.4 million was used to retire the refinanced debt, $10.9 million was used to fund debt issue costs on the new debt facility, and $8.7 million for additional working capital. The Company also made payments of $5.7 million on its litigation settlement. On March 1, 1998, the Company made its final material payment under the consent decree litigation settlement in the amount of $10.0 million. Significant financing activities during the first quarter of 1997 included net borrowings of $12.7 million from short-term credit facilities offset by payments on long-term debt and capital lease obligations of $7.0 million and payments on the Company's litigation settlement of $5.7 million.

         The Company completed a refinancing of its senior debt on December 2, 1997. The new $375.0 million credit facility consists of a $75.0 million revolving line of credit ("Line of Credit") and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The term notes replace the Company's reducing revolving credit facility (the "Revolver"), the senior secured bridge loan which was obtained in 1996 to provide financing for the acquisition of substantially all the assets of TPI Enterprises, Inc., and a series of mortgage financings. The new debt facility provides the Company with additional liquidity and a debt amortization schedule which better supports the Company's business improvement plans.

         The Company had $94.0 million and $197.5 million outstanding under Term A Note and Term B Note, respectively, and had $1.1 million outstanding under the Line of Credit at February 15, 1998. The amounts available under the Line of Credit are reduced by letters of credit of approximately $24.2 million resulting in available credit under the facility of approximately $49.7 million at February 15, 1998. At February 15, 1998, the Company had cash and cash equivalents of approximately $7.2 million.

         The Company is a defendant in three lawsuits which have been provisionally certified as class actions and which allege the Company violated certain provisions of the Fair Labor Standards Act. Discovery is proceeding in two cases but is in a preliminary stage. The third case was filed in December 1997 and discovery in that case has not yet commenced. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and, accordingly, no provision for any potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases that results in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

IMPACT OF THE YEAR 2000

         The Company has completed an assessment of its Year 2000 information systems compliance issues and has begun implementation of a plan to ensure its systems are fully Year 2000 compliant. Management believes that the Company has resolved its material Year 2000 compliance issues, and the cost of such compliance has not had a material impact on the Company's results of operations, nor does management believe that future costs will have a material impact on the Company's future results of operations.

Part II Other Information

Item 1 - LEGAL PROCEEDINGS

         Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 23, 1998, is incorporated herein by this reference. See also Note 6 to the Notes to Consolidated Condensed Financial Statements at pages 8 through 10 of this Quarterly Report on Form 10-Q.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this quarterly report on Form 10-Q:

         27       Financial Data Schedule (For SEC Use Only)

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date: April 1, 1998                      By: /s/ V. Michael Payne
                                         ----------------------------
                                         V. Michael Payne
                                         Senior Vice President and Controller,
                                         Principal Financial and Chief
                                         Accounting Officer