Form 10-Q
period 1998-05-10
SHONEYS INC
filed 1998-06-24
CIK 89902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 10, 1998
                                       OR
  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _______ TO ________

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

        As of June 19, 1998 there were 48,694,865 shares of Shoney's, Inc. $1 par value common stock outstanding.


                ===============================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                              May 10,             October 26,
                                                               1998                  1997
                                                           -------------        --------------
ASSETS
Current assets:
  Cash and cash equivalents                              $    9,659,945        $   11,851,223
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,353,000 in 1998
     and $1,596,000 in 1997                                  11,834,181            11,611,369
  Inventories                                                38,246,814            38,382,843
  Other current assets                                        4,814,895             4,840,539
  Deferred income taxes                                      46,524,076            38,835,385
  Net assets held for disposal                               24,762,475            28,021,259
                                                         --------------        --------------
     Total current assets                                   135,842,386           133,542,618

Property, plant and equipment, at cost                      790,376,126           790,076,204
Less accumulated depreciation and amortization             (365,362,120)         (343,645,369)
                                                         --------------        --------------
    Net property, plant and equipment                       425,014,006           446,430,835

Other assets:
  Goodwill (net of accumulated amortization of
     $4,605,000 in 1998 and $3,230,000 in 1997)              45,470,390            47,803,815
  Deferred charges and other intangible assets               12,012,614             5,889,044
  Other assets                                                8,156,340            11,022,447
                                                         --------------        --------------
     Total other assets                                      65,639,344            64,715,306
                                                         --------------        --------------
                                                         $  626,495,736        $  644,688,759
                                                         ==============        ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                       $   31,772,486        $   34,156,943
  Federal and state income taxes                                                      112,319
  Other accrued liabilities                                 118,068,078           110,501,665
  Reserve for litigation settlement due within one year         372,961            16,010,297
  Debt and capital lease obligations
      due within one year                                    13,161,983            10,997,069
                                                         --------------        --------------
     Total current liabilities                              163,375,508           171,778,293

Long-term senior debt and
  capital lease obligations                                 311,348,087           314,802,187
Zero coupon subordinated convertible debentures             108,363,659           103,612,284
Subordinated convertible debentures, net of
   bond discount of $3,579,000 in 1998 and
   $3,939,000 in 1997                                        47,984,443            47,624,146
Reserve for litigation settlement                               260,676               294,672

Deferred income and other liabilities                        19,613,264            18,922,137

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000;  issued 48,690,365 in 1998
      and 48,568,109 in 1997                                 48,690,365            48,568,109
  Additional paid-in capital                                137,060,807           136,861,158
  Accumulated deficit                                      (210,201,073)         (197,774,227)
                                                         --------------        --------------
     Total shareholders' deficit                            (24,449,901)          (12,344,960)
                                                         --------------        --------------
                                                         $  626,495,736        $  644,688,759
                                                         ==============        ==============



See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                 Twenty-eight Weeks Ended
                                                              May 10,              May 11,
                                                               1998                 1997
                                                           -------------       --------------
Revenues
  Net sales                                              $  608,079,939        $  646,191,555
  Franchise fees                                              7,881,276             8,027,143
  Other income                                                4,275,261             4,480,346
                                                         --------------        --------------
                                                            620,236,476           658,699,044

Costs and expenses
 Cost of sales                                              561,317,923           586,559,854
 General and administrative expenses                         46,938,916            43,267,361
 Impairment write down of long-lived assets                   2,593,482            17,612,067
 Interest expense                                            26,671,863            24,567,103
                                                         --------------        --------------
     Total costs and expenses                               637,522,184           672,006,385
                                                         --------------        --------------

Loss before income taxes and extraordinary charge           (17,285,708)          (13,307,341)

Benefit from income taxes                                    (6,274,000)           (4,831,000)
                                                         --------------        --------------
Loss before extraordinary charge                            (11,011,708)           (8,476,341)

Extraordinary charge on early extinguishment of debt,
    net of income taxes of $806,000                          (1,415,138)
                                                         --------------        --------------
Net loss                                                 $  (12,426,846)       $   (8,476,341)
                                                         ==============        ==============


Earnings per common share
     Basic and diluted:
        Loss before extraordinary charge                 $        (0.23)       $        (0.17)
        Extraordinary charge for the early
           extinguishment of debt                                 (0.03)
                                                         --------------        --------------
        Net loss                                         $        (0.26)       $        (0.17)
                                                         ==============        ==============


Weighted average shares outstanding
     Basic and diluted                                       48,636,019            48,518,171




Common shares outstanding                                    48,690,365            48,568,109

Dividends per share                                                NONE                  NONE



See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                 Twelve Weeks Ended
                                                              May 10,               May 11,
                                                               1998                  1997
                                                          --------------        -------------
Revenues
  Net sales                                              $  275,856,044        $  289,448,554
  Franchise fees                                              3,487,960             3,672,367
  Other income                                                1,795,279             2,287,790
                                                         --------------        --------------
                                                            281,139,283           295,408,711

Costs and expenses
 Cost of sales                                              251,273,174           258,285,541
 General and administrative expenses                         21,273,045            18,231,432
 Interest expense                                            10,784,375            10,582,356
                                                         --------------        --------------
     Total costs and expenses                               283,330,594           287,099,329
                                                         --------------        --------------

Income (loss) before income taxes                            (2,191,311)            8,309,382

Provision for (benefit from) income taxes                      (795,000)            3,016,000
                                                         --------------        --------------

Net income (loss)                                        $   (1,396,311)       $    5,293,382
                                                         ==============        ==============



Earnings per common share
  Basic:
    Net income (loss)                                    $        (0.03)       $         0.11
                                                         ==============        ==============


  Diluted:
    Net income (loss)                                    $        (0.03)       $         0.11
                                                         ==============        ==============



Weighted average shares outstanding
  Basic                                                      48,677,615            48,559,859

  Diluted                                                    48,677,615            48,588,517


Common shares outstanding                                    48,690,365            48,568,109

Dividends per share                                                NONE                  NONE



See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                    Twenty-eight Weeks Ended
                                                                  May 10,              May 11,
                                                                   1998                 1997
                                                               -------------        -------------
Operating activities
  Net loss                                                  $  (12,426,846)       $   (8,476,341)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization                         26,157,118            29,092,194
          Amortization of deferred charges and other
              non-cash charges                                  11,064,083             7,780,671
          Impairment write down of long-lived assets             2,593,482            17,612,067
          Changes in operating assets and liabilities             (524,523)          (13,737,002)
                                                            --------------        --------------
              Net cash provided by operating activities         26,863,314            32,271,589


Investing activities
  Cash required for property, plant and equipment              (16,481,351)          (26,290,545)
  Proceeds from disposal of property, plant and equipment       11,767,465            12,993,237
  Cash provided by (required for) other assets                   1,669,090               (99,431)
                                                            --------------        --------------
             Net cash used by investing activities              (3,044,796)          (13,396,739)


Financing activities
  Payments on long-term debt and
     capital lease obligations                                (298,584,220)          (14,523,696)
  Proceeds from long-term debt                                 300,000,000
  Net proceeds from short-term borrowings                                              4,062,000
  Payments on litigation settlement                            (15,671,332)          (11,321,783)
  Cash required for debt issue costs                           (11,776,019)             (252,648)
  Proceeds from exercise of employee stock options                  21,775               155,717
                                                            --------------        --------------
             Net cash used by financing activities             (26,009,796)          (21,880,410)
                                                            --------------        --------------

  Change in cash and cash equivalents                       $   (2,191,278)       $   (3,005,560)
                                                            ==============        ==============




See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  May 10, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1998 presentation. Operating results for the twelve and twenty-eight week periods ended May 10, 1998 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 25, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 26, 1997.

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of fiscal 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual restaurant properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 was $17.6 million ($11.2 million, net of tax) and is included in the statement of operations for the twenty-eight weeks ended May 11, 1997 in the caption titled Impairment write down of long-lived assets. Approximately $11.2 million of the asset impairment write down related to properties held for disposal and approximately $6.4 million related to assets held and used in the Company's operations. The Company recorded an asset impairment charge of $36.4 million in the fourth quarter of 1997, of which $33.1 million was related to assets held and used in the Company's operations and $3.3 million was related to assets held for disposal. The fourth quarter 1997 impairment was the result of additional analysis by management and a full years operating results from the restaurants acquired from TPI Enterprises, Inc. ("TPI") in 1996. During the first quarter of 1998 the Company recorded an additional impairment loss of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. At May 10,1998, the value of the 72 properties to be disposed of was $24.8 million and is reflected on the balance sheet as net assets held for disposal.

In addition to asset impairment charges, the Company also incurs certain exit costs when the decision to close a restaurant is made, generally for the accrual of the remaining leasehold obligations on leased units that are closed. The Company recorded approximately $1.4 million and $2.6 million in exit costs for the second quarter and first two quarters of 1998, respectively, associated with the accrual of the remaining leasehold obligations on restaurants closed during 1998.

NOTE 3 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No.128 ("SFAS 128") "Earnings per Share" at the beginning of the first quarter of 1998. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings per Share" and was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common stock and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted-average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not effect Basic EPS. SFAS 128 requires that all prior periods presented be restated.

The table below presents the computation of basic and diluted earnings (loss) per share:



                                           Twelve weeks ended May 10, 1998             Twenty-eight weeks ended May 10, 1998
                               -------------------------------------------------------------------------------------------------
                                                                                       Income
                                  Income (Loss)        Shares          Per Share       (Loss)         Shares      Per Share
                                   (Numerator)       (Denominator)       Amount      (Numerator)   (Denominator)   Amount
                               -------------------------------------------------------------------------------------------------
BASIC EPS

Loss before extraordinary         $(1,396,311)        48,677,615       $(0.03)      $(11,011,708)    48,636,019     $(0.23)
charge  (1)

EFFECT OF DILUTIVE SECURITIES

Stock Options (2)


Convertible Debentures


DILUTED EPS

Loss before extraordinary
charge (1)(3)                     $(1,396,311)        48,677,615       $(0.03)      $(11,011,708)    48,636,019     $(0.23)


                                           Twelve weeks ended May 11, 1997             Twenty-eight weeks ended May 11, 1997
                               -------------------------------------------------------------------------------------------------
                                                                                       Income
                                  Income (Loss)        Shares          Per Share       (Loss)         Shares      Per Share
                                   (Numerator)       (Denominator)       Amount      (Numerator)   (Denominator)   Amount
                               -------------------------------------------------------------------------------------------------
BASIC EPS

Net Income (Loss)                 $5,293,382          48,559,859       $ 0.11       $ (8,476,341)    48,518,171     $(0.17)

EFFECT OF DILUTIVE SECURITIES

Stock Options (2)                                         28,658

Convertible Debentures


DILUTED EPS

Net Income (Loss) (3)             $5,293,382          48,588,517       $ 0.11       $ (8,476,341)    48,518,171     $(0.17)


(1) - The twenty-eight weeks ended May 10, 1998 includes an extraordinary charge of approximately $1.4 million or $0.03 per share related to the write off of unamortized debt issue costs associated with refinanced debt
      (See Note 5)
(2) - In addition to dilutive stock options, the dilutive effect of shares reserved for future issuance related to certain employment agreements and the Company's Stock Bonus Plan are included in this caption
(3) - For the twelve and twenty-eight weeks ended May 10, 1998 and the twenty-eight weeks ended May 11, 1997 the Company reported a net loss, therefore the consideration of any potentially dilutive shares in the computation of diluted EPS would have been anti-dilutive

As of May 10,1998, the Company had outstanding 7,135,733 options to purchase shares at prices ranging from $3.06 to $25.51. In addition to options to purchase shares, the Company had approximately 120,000 common shares reserved for future distribution pursuant to certain employment agreements, and 9,750 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of May 10,1998, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Since the Company reported a net loss for both the twelve and twenty-eight weeks ended May 10, 1998, the effect of considering these potentially dilutive securities would have been anti-dilutive.

NOTE 4 - INCOME TAXES

Income taxes for the twelve and twenty-eight week periods ended May 10,1998 and May 11,1997 were provided based on the Company's estimate of its effective tax rates of 36.3% for the entire respective fiscal years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established for net operating loss and tax credit carryforwards that are not expected to be realized. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the reversal of existing taxable temporary differences within the carryforward period, the carryback of existing deductible temporary differences to prior years' taxable income or through the use of future taxable income.

NOTE 5 - SENIOR DEBT

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility of up to $375.0 million consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. Initially, the credit facility provided for interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain financial requirements, the applicable margins could increase a maximum of .25% or decrease up to 1.0% from the initial margins. In connection with the refinancing, the Company agreed to terminate a $20.0 million bank line of credit which was replaced by the $75.0 million Line of Credit. At May 10, 1998, the amounts available under the Line of Credit were reduced by letters of credit of approximately $24.2 million resulting in available credit under the facility of approximately $50.8 million. The Company pays an annual fee of 0.5% for unused available credit under the facility. The new credit facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $80.0 million at May 10, 1998, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin. At May 10, 1998 the interest rates on the term notes were 8.2% for Term A Note and 8.7% for Term B Note . Based on the Company's financial leverage covenant ratio as of May 10, 1998, the applicable interest rate margin is expected to increase .25% on the term notes and Line of Credit as of June 24, 1998.

Debt and obligations under capital leases at May 10, 1998 and October 26, 1997 consisted of the following:

                                                              May 10, 1998                      October 26, 1997
                                                      -------------------------------------------------------------
Senior debt - Line of Credit

Senior debt - reducing revolving line of credit                                                        $135,000,000

Senior debt - Term A Note                                         $92,710,120

Senior debt - Term B Note                                         194,789,880

Senior secured bridge loan                                                                               72,900,000

Senior debt - taxable variable rate notes                                                                27,650,000

Senior debt - various                                                                                    44,857,523

Subordinated zero coupon debentures                               108,363,659                           103,612,284

Subordinated convertible debentures                                47,984,443                            47,624,146

Industrial revenue bonds                                           10,915,000                            13,820,417

Notes payable to others                                             4,920,953                             6,579,771
                                                      -------------------------------------------------------------
                                                                  459,684,055                           452,044,141
Obligations under capital leases                                   21,174,117                            24,991,545
                                                      -------------------------------------------------------------
                                                                  480,858,172                           477,035,686
Less amounts due within one year                                   13,161,983                            10,997,069
                                                      -------------------------------------------------------------
Amounts due after one year                                       $467,696,189                          $466,038,617
                                                      =============================================================

The Company's new credit facility is secured by substantially all of the Company's assets. The Company's debt agreements (1) require satisfaction of certain financial ratios and tests (which become more restrictive during the term of the credit facility); (2) impose limitations on capital expenditures;
(3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants. At May 10,1998, the Company was in compliance with all of its debt covenants.

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

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs made claims in this case that are very similar to those made in Belcher I. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court-supervised notice of their lawsuit be sent to other potential plaintiffs. On March 26, 1998, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. Pursuant to Court order, the Company submitted to the plaintiffs on April 27, 1998 a list of names and addresses of potential plaintiffs. The parties have agreed to toll the issuance of notice, subject to Court approval.

On April 17, 1998, five current and/or former TPI hourly and/or fluctuating work week employees filed the case "Deborah Baum, et al. v. Shoney's, Inc. f/k/a TPI, Inc." ("Baum") in the United States District Court for the Middle District of Florida. TPI was the Company's largest franchisee and was acquired by the Company in September 1996. Plaintiffs purport to represent themselves and a class of other similarly situated former and current employees of TPI. Specifically, plaintiffs allege that defendant failed to compensate properly certain employees who were paid on a fluctuating work week basis, failed to compensate employees properly at the required minimum wage, and improperly required employees to work off the clock or attend regular meetings without pay. Plaintiffs allege that such acts deprived plaintiffs of their rightful compensation, including minimum wages, overtime pay, and bonus pay. Plaintiffs are seeking class status in Baum.

By virtue of the provisional class status, in either of the Belcher cases or Edelen, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are determined to be similarly situated or determine that certification as a class is altogether unwarranted.

In all four lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys' fees and expenses for an unspecified period of time claiming that certain of the Company's and TPI acts resulted in a tolling of the statute of limitations. Discovery is proceeding in three of the cases. In Belcher II and Edelen, discovery is in a preliminary stage. Discovery is in a more advanced stage in Belcher I, but has not yet commenced in Baum.

On or about April 7, 1998, the plaintiffs filed a motion for partial summary judgement in Belcher I. The plaintiffs moved for a summary judgement on the issue of liability based on the Company's alleged practice and policy of making improper deductions from the pay of its restaurant managers and assistant managers.

The Company filed a motion in response to plaintiff's motion requesting the Court to deny or delay ruling on the plaintiffs' motion on the ground that the motion is premature because the Company has not yet completed discovery. The Court has not yet issued a ruling on these motions.

Management believes it has substantial defenses to the claims made and intends to vigorously defend the cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

In December 1997, plaintiffs' counsel in Belcher I, Belcher II, and Edelen indicated that they may file a lawsuit that would involve the Captain D's concept and would purportedly involve allegations similar to those in Belcher
II. To date, plaintiffs' counsel has not served the Company or the Company's counsel with such a suit, nor has plaintiffs' counsel provided any further indication that it may file such a suit. The Company is presently unable to assess the likelihood of assertion of this threatened litigation.

On August 5, 1997, a Fifth Quarter hourly employee filed the case of "Regina Griffin v. Shoney's, Inc. d/b/a Fifth Quarter" ("Griffin") in the U.S. District Court for the Northern District of Alabama. Plaintiff claimed the Company failed to pay her minimum wages and overtime pay in violation of the Fair Labor Standards Act. On February 24, 1998 the plaintiff served the Company with a Motion for Leave to Amend Complaint with an accompanying proposed Amended Complaint for Violation of Fair Labor Standards Act seeking to pursue the case as a class action on behalf of plaintiff and "all persons who have performed the services of waiter or waitress for Shoney's (d/b/a Fifth Quarter)". The Company objected to the proposed amendment and, on March 16, 1998, the court denied plaintiff's Motion for Leave to Amend Complaint. On May 18, 1998 the Court allowed plaintiff to amend her complaint.

Management believes it has substantial defenses to the class action claims plaintiff is seeking to assert in Griffin and would vigorously defend such claims. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these claims can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

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

Under the consent decree, the Company was required to pay $105 million to settle these claims. The settlement covered all of the Company's restaurant concepts and the corporate offices from February 4, 1985 through November 3, 1992. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $2.3 million in applicable payroll taxes and administrative costs. The settlement resulted in a charge of $77.2 million, net of insurance recoveries and applicable taxes, in the fourth quarter of 1992. The Company made its final material payment under the consent decree on March 1, 1998 in the amount of $10.0 million.

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and management does not anticipate its adoption will have a material impact on the presentation of the financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement of Financial Accounting Standard No.14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Company is currently evaluating the expected impact of adopting of SOP 98-1, however, management does not anticipate that its adoption will have a material effect on the results of operations or financial position of the Company.

In May 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. The Company's present accounting policy is to expense costs associated with startup activities systematically over a period not to exceed twelve months. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not anticipate that the adoption of SOP 98-5 will have a material effect on the Company's results of operations.

ITEM 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The second quarter and first two quarters of fiscal 1998 and 1997 covered periods of twelve and twenty-eight weeks, respectively. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including the ability of management to implement successfully its strategy for improving Shoney's Restaurants performance, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, turnover and a variety of other factors. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter of 1998 declined to $281.1 million, or 4.8% as compared to revenues of $295.4 million in the second quarter of 1997. For the first two quarters of 1998, revenues decreased 5.8% to $620.2 million as compared to the same period in 1997. The following table summarizes the components of the decline in revenues:


(In Millions)                               Twelve weeks ending          Twenty-eight weeks ending
                                                May 10, 1998                    May 10, 1998
                                        -------------------------------------------------------------
Restaurant Revenue                                $(10.9)                         $(32.6)

Distribution and Manufacturing and
Other Sales                                         (2.7)                           (5.6)

Franchise Fees                                      (0.2)                           (0.1)

Other Income                                        (0.5)                           (0.2)
                                        -------------------------------------------------------------
                                                  $(14.3)                         $(38.5)
                                        =============================================================


The decline in revenues during the second quarter and the first two quarters of 1998 was principally due to a net decline in the number of restaurants in operation and negative overall comparable store sales. Since the beginning of the first quarter of 1997 there has been a net decline of 100 Company-owned restaurants in operation. The table below presents comparable store sales for Company-owned restaurants for the second quarter and first two quarters of 1998 by restaurant concept:

                                                         Twelve weeks ended May 10, 1998
                               -------------------------------------------------------------------------------------

                                 Comparable Store Sales             Menu Price                  Real Change
                               -------------------------------------------------------------------------------------
Shoney's Restaurants                      (4.1)%                       0.9%                        (5.0)%

Captain D's                                8.9                         2.2                          6.7

Fifth Quarter                             (7.1)                        0.3                         (7.4)

Pargo's                                   (8.7)                        0.7                         (9.4)
                               -------------------------------------------------------------------------------------
   All Concepts                           (0.5)%                       1.3%                        (1.8)%
                               =====================================================================================

                                                      Twenty-eight weeks ended May 10, 1998
                               -------------------------------------------------------------------------------------
                                 Comparable Store Sales             Menu Price                  Real Change
                               -------------------------------------------------------------------------------------
Shoney's Restaurants                      (4.0)%                       0.1%                        (4.1)%

Captain D's                                5.2                         1.9                          3.3

Fifth Quarter                             (5.6)                        0.1                         (5.7)

Pargo's                                   (6.0)                        0.3                         (6.3)
                               -------------------------------------------------------------------------------------

   All Concepts                           (1.4)%                       0.6%                        (2.0)%
                               =====================================================================================


As reflected in the table above, the Company's Shoney's Restaurants continue to experience negative overall comparable store sales. The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to re-establish Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The Company has enhanced its food specifications on the majority of its menu items. Management also plans to allocate a higher percentage of planned capital expenditures (when compared to the prior year) to kitchen equipment and other related enhancements to support higher quality food preparation. New research and development personnel have been charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal. The Company is currently testing a Test Menu ("Test Menu") in 51 Company-owned restaurants which generally consists of the enhanced versions of items from the current menu; However there are some material differences, including the following:

                 - The Test Menu covers all day parts (i.e. breakfast, lunch and dinner) as compared to the separate menu for each day part presently in use.

                 - The Test Menu has ala carte pricing for side items (e.g., french fries, onion rings) and the soup, salad and fruit bar on sandwich items and entrees.

                 - The senior citizens and children's menus are replaced with a value menu section, which feature smaller portions and lower prices, which are available to all customers.

The effect the Test Menu will have on the average guest check will vary depending upon the proportion of customers who choose to "add-on" a side item or the soup, salad and fruit bar. Management believes that the Test Menu will increase the concept's average guest check; however, there could be offsetting declines in customer counts as the more price sensitive portion of the Company's current customer base may choose a less expensive alternative. Management anticipates assessing data from the utilization of the Test Menu and its anticipated effect on comparable store sales before final determination on its Company-wide implementation.

In addition to higher quality menu items, the Company has introduced an enhanced version of its popular breakfast bar featuring a more attractive presentation and improved food quality through brand identification with certain breakfast items (such as Jimmy Dean(R) sausage, Bryan(R) bacon, and Pillsbury(R) biscuits, etc.). The enhanced breakfast bar has been introduced to essentially all of the Company-owned Shoney's Restaurants and results for the second quarter show an increase in comparable store sales despite a decline in customer traffic during the breakfast day part. Management attributes a portion of the decline in customer traffic at the breakfast day part to increased customer traffic in the comparable 1997 period due to discount promotions on the breakfast bar in the second quarter of 1997.

The back-to-basics initiatives also focus on improving the training function at the Shoney's Restaurants to train restaurant-level personnel on delivering high-quality food with exceptional customer service. During the first quarter of 1998, the Shoney's Restaurants training function was realigned by making operating management responsible for all training at the restaurants and by introducing a long term incentive bonus program for restaurant general managers. Additionally, the Company has invested in additional multi-unit supervisory personnel which is expected to result in improved training, operational execution and reduced employee turnover.

The Company's Captain D's restaurants reported comparable store sales increases for the second quarter and first two quarters of 1998. Management attributes the comparable store sales gains during the first two quarters of the year to increased marketing during Lent and a successful catfish and shrimp promotion during and after Lent.

The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first two quarters of 1998 and 1997:

                                                                        The twenty-eight weeks ended
                                                 ------------------------------------------------------------------
                                                                 May 10, 1998                        May 11, 1997
                                                 ------------------------------------------------------------------
Company-owned restaurants opened (1)                                        0                                     9

Company-owned restaurants closed                                          (36)                                  (59)

Franchised restaurants opened                                              11                                     4

Franchised restaurants closed                                             (18)                                  (16)
                                                 ------------------------------------------------------------------
                                                                          (43)                                  (62)
                                                 ==================================================================


(1) The first two quarters of 1997 included 5 units acquired from franchisees.

Distribution and manufacturing revenues declined $2.7 million during the second quarter of 1998 compared to the second quarter of 1997 and declined $5.6 million for the first two quarters of 1998 as compared to the same period in 1997. The decline in distribution and manufacturing revenues is principally due to a decline in the number of franchised restaurants in operation, a decline in the number of customers serviced, and a decline in the comparable store sales of franchised Shoney's Restaurants.

Franchise revenues declined approximately $184,000 during the second quarter of 1998 and approximately $146,000 for the first two quarters of 1998, as compared to the same periods last year. The decline in franchise fee income is due principally to fewer franchised restaurants in operation and lower comparable store sales at franchised Shoney's Restaurants.

Other income decreased approximately $493,000 during the second quarter of 1998 and approximately $205,000 for the first two quarters of 1998 as compared to the same periods in 1997. The decline in other income during the second quarter of 1998 was due principally to reduced net gains on asset sales. The decline for the first two quarters of 1998 was due principally to reduced net gains on asset sales and lower rental income. The principal components of other income for the second quarter of 1998 were net gains on asset sales ($727,000), other revenue (consisting principally of fee income from insurance subsidiaries, $564,000) and rental income ($350,000). For the first two quarters of 1998 the principal components of other income were net gains on asset sales ($1.9 million), other revenue (consisting principally of fee income from insurance subsidiaries, $1.1 million), and rental income ($721,000).

COSTS AND EXPENSES

Costs of sales declined during the second quarter and first two quarters of 1998 compared to the same periods in 1997 principally as a result of a decline in restaurant sales. Cost of sales as a percentage of revenues increased for the second quarter of 1998 to 89.4% compared to 87.4% for the same quarter of 1997. Cost of sales as a percentage of revenues was 90.5% for the first two quarters of 1998 compared to 89.0% for the same period in 1997. Food and supplies costs as a percentage of total revenues declined .30% and .10%, respectively, to 38.6% and 38.8%, respectively, for the second quarter and first two quarters of 1998. Food and supplies costs at the restaurant level (i.e. restaurant food and supplies costs as a percentage of restaurant revenues) were basically unchanged when compared to the prior periods. The decline in food and supplies costs as a percentage of revenues can be attributed to lower distribution and manufacturing revenues as compared to total revenues in the second quarter and first two quarters of 1998. Distribution and manufacturing revenues have a higher percentage of food costs when compared to the Company's restaurant operations, therefore, as the proportion of distribution and manufacturing revenues to total revenues declines, consolidated food and supplies costs as a percentage of revenues declines.

Restaurant labor increased as a percentage of total revenues for both the second quarter and first two quarters of 1998 because of higher wages for restaurant employees resulting from tight labor market conditions in the majority of markets in which the Company operates and increases in staffing levels at the Company's Shoney's Restaurants in an attempt to provide better service. This increase in staffing in the Shoney's Restaurants is expected to continue for the remainder of the fiscal year. Restaurant labor as a percentage of revenues was 26.4% for the second quarter of 1998, up .90% as compared to the second quarter of 1997. For the first two quarters of 1998, restaurant labor as a percentage of revenues was 26.7%, up .60% as compared to the same period in 1997.

Management has a new menu in test in 51 Shoney's Restaurants. The preliminary results in the restaurants with the Test Menu reflect a trend of lower food costs (as a percentage of sales) and higher labor costs (as a percentage of sales). Management attributes the lower food costs to the increased check average (primarily from the ala carte pricing) and less reliance on all you can eat food bars (with the exception of the breakfast bar). The increased labor costs are attributed to a increased effort to enhance the service provided in these restaurants. These trends are preliminary and accordingly there can be no assurances they will continue in the future or in the event the Test Menu is placed in additional restaurants.

Operating expenses as a percentage of revenues increased 1.40% to 24.4% for the second quarter of 1998 and increased 1.00% to 25.0% for the first two quarters of 1998, as compared to the same periods in 1997. The increase in operating expenses was due principally to increased advertising costs and higher rent expense, due in large part to the accrual of $2.6 million in exit costs associated with the closure of leased restaurants during the first two quarters of 1998.

General and administrative expenses increased $3.0 million and $3.7 million in the second quarter and first two quarters of 1998, respectively. General and administrative expenses as a percentage of revenues increased from 6.2% in the second quarter of 1997 to 7.6% in the second quarter of 1998 and from 6.6% for the first two quarters of 1997 to 7.6% for the first two quarters of 1998. The increase in general and administrative expenses was principally due to increases in salary and related expenses and professional fees. The increase in salary and related expenses was due in large part to an increase in severance and related expenses associated with the termination or realignment of certain executives during the first two quarters of 1998, which totaled $2.7 million.

Interest expense for the second quarter of 1998 increased $202,000, or 1.9%, and $2.1 million or 8.6% for the first two quarters of 1998 as compared to the same periods last year. The increase in interest expense is due principally to higher rates on the refinanced debt, a $1.1 million fee to obtain waivers (resulting from the Company's inability to make principal payments and comply with debt covenants) from its former lending group to facilitate the refinancing, and higher amortization of deferred financing costs related to the new debt structure. The Company refinanced approximately $281.0 million of its senior debt in December 1997 (see Liquidity and Capital Resources). Interest rates on the new credit facility are generally 50 to 100 basis points higher than the refinanced debt. The Company expects the increased costs to be incurred in 1998 as a result of higher interest rates will be partially offset by a reduction of debt outstanding from proceeds from the sale of surplus restaurant properties and other real estate. During the first quarter of 1998, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per common share outstanding).

The Company incurred asset impairment charges of $2.6 million for the first two quarters of 1998 compared to $17.6 million for the first two quarters of 1997. The decline in asset impairment charges is due to the fact that the first quarter of 1997 reflects the initial adoption of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which changed the method by which the Company measures asset impairments. Asset impairment charges incurred during the first quarter of 1998 are the result of additional analysis and the reassessment of management's intentions as to the future disposition of assets. The Company recorded no asset impairment charges during the second quarter of 1998 or 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. During the first two quarters of 1998, cash provided by operating activities was $26.9 million, a decrease of $5.4 million as compared to the first two quarters of 1997. The decline in cash provided by operating activities is primarily due to a decline in the profitability of the Company's restaurant operations, particularly the Shoney's Restaurant division, partially offset by decreased funding requirements for operating assets and liabilities.

Cash used by investing activities during the first two quarters of 1998 totaled $3.0 million as compared to cash used by investing activities of $13.4 million in the same period for 1997. The decline in cash used by investing activities was due principally to a reduction in capital spending for property, plant, and equipment.

The Company balances its capital spending plan throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, capital expenditures and debt service requirements. The Company had originally planned capital expenditures for 1998 of $35.0 million, the maximum amount permitted under its new credit agreement. The Company does not plan to build new restaurants during 1998 and will invest its capital on improvements to existing operations. Capital expenditures totaled $16.6 million for the first two quarters of 1998.

During 1997, the Company closed 75 under performing restaurants. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. The Company's loan agreements require that net proceeds from asset disposals be applied to reduce its senior debt. The Company has approximately 113 properties which were being marketed for sale. As noted above, the Company closed 36 restaurants during the first two quarters of 1998. Proceeds from asset disposals were $11.8 million for the first two quarters of 1998 compared to $13.0 million for the first two quarters of 1997.

During the first two quarters of 1998, the Company's cash used by financing activities was $26.0 million compared with cash used by financing activities of $21.9 million for the same period in 1997. Significant financing activities for the first two quarters of 1998 included the refinancing of the Company's senior debt which provided cash of $300.0 million, of which $280.4 million was used to retire the refinanced debt, $11.8 million was used to fund debt issue costs on the new debt facility, and $7.8 million was used for additional working capital and payments on long term debt and capital lease obligations of $18.2 million. The Company also made payments of $15.7 million on its litigation settlement, which represented the Company's final material payment under the settlement. Significant financing activities during the first two quarters of 1997 included payments on long-term debt and capital lease obligations of $14.5 million and payments on the Company's litigation settlement of $11.3 million.

The Company completed a refinancing of its senior debt on December 2, 1997. The new $375.0 million credit facility consists of a $75.0 million revolving line of credit ("Line of Credit") and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The term notes replace the Company's reducing revolving credit facility, the senior secured bridge loan which was obtained in 1996 to provide financing for the acquisition of substantially all the assets of TPI, and a series of mortgage financings. The new debt facility provides the Company with additional liquidity and a debt amortization schedule which better supports the Company's business improvement plans.

The Company had $92.7 million and $194.8 million outstanding under Term A Note and Term B Note, respectively, and had no amounts outstanding under the Line of Credit at May 10, 1998. The amounts available under the Line of Credit are reduced by letters of credit of approximately $24.2 million resulting in available credit under the facility of approximately $50.8 million at May 10, 1998. At May 10, 1998, the Company had cash and cash equivalents of approximately $9.7 million.

The Company's senior debt agreements require satisfaction of certain financial as well as other affirmative and negative covenants which become more restrictive in the fourth quarter of 1998 and during 1999. Based on forecasted operating trends based primarily on current operating results and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during the third quarter of 1998. Management has requested and received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. The Company currently believes it will be in compliance with the covenants as modified.

The Company is a defendant in three lawsuits which have been provisionally certified as class actions and which allege the Company violated certain provisions of the Fair Labor Standards Act. Discovery is proceeding in all three of those cases. The Company is a defendant in a fourth action which was recently filed and seeks class action status. Discovery in the fourth case, which was filed in April 1998, has not yet commenced. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and, accordingly, no provision for potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases that results in a material award for the plaintiffs, the Company's financial position, results of operation and liquidity could be adversely affected.

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

Part II Other Information

ITEM 1 - LEGAL PROCEEDINGS

Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 23, 1998, is incorporated herein by this reference. See also Note 6 to the Notes to Consolidated Condensed Financial Statements at pages 9 through 11 of this Quarterly Report on Form 10-Q.

ITEM 2 - CHANGES IN SECURITIES

Effective April 20, 1998, the Company and Harris Trust and Savings Bank amended the Amended and Restated Rights Agreement (the "Rights Agreement"), dated as of May 25, 1994, as amended on April 18, 1995 and June 14, 1996, between the Company and Harris Trust and Savings Bank, as Rights Agent. The amendment amends the definition of "Acquiring Person" in the Rights Agreement (i) to increase the beneficial ownership required to qualify as an Acquiring Person from 10% to 20% or more of the outstanding shares of Common Stock and (ii) to exclude from such definition the Company, any wholly-owned Subsidiary of the Company and any employee stock ownership or other employee benefit plan of the Company or a wholly-owned Subsidiary of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on April 2, 1998. At that time, there were present, in person or by proxy, 42,527,334 shares of the Company's common stock.

(b) At the meeting, two items were submitted to a vote of shareholders: (1) the election of directors; and (2) a proposal to authorize and approve the Shoney's, Inc. 1998 Stock Plan. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement and all such nominees were elected.

(c) The results of voting for the election of directors at the Annual Meeting were as follows:

 Nominee                             For           Withheld
 -------                          ----------      ---------
J. Michael Bodnar                 42,069,064        458,270
C. Stephen Lynn                   37,767,779      4,759,555
Jeffry F. Schoenbaum              42,131,306        396,028
Raymond D. Schoenbaum             42,069,430        457,904
William A. Schwartz               42,103,678        423,656
Carroll D. Shanks                 42,061,683        465,651
Felker W. Ward, Jr.               42,086,312        441,022
William M. Wilson                 42,084,357        442,977
James D. Yancey                   42,102,231        425,103

There were no abstentions or broker non-votes in the election of directors.

The results of voting for the approval of the 1998 Stock Plan were as follows:

                                     For                        Against              Withheld
                                  ----------                   ---------            ---------
1998 Stock Plan proposal          39,925,596                   1,819,474              782,264


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this quarterly report on Form 10-Q:

         3.2,4.2  Restated Bylaws of Shoney's, Inc.

         10.1 Severance Agreement and Release dated as of April 12, 1998, between the Company and Robert M. Langford.

         10.2     Shoney's, Inc. 1998 Stock Plan.

         27       Financial Data Schedule (For SEC Use Only)

(b) On April 20, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof an amendment to the Company's shareholder rights plan as described in Item 2 above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

Date: June 24, 1998                    By: /s/ V. Michael Payne
                                           -------------------------------------
                                           V. Michael Payne
                                           Senior Vice President and Controller,
                                           Principal Financial and Chief
                                           Accounting Officer