Form 10-Q
period 1998-08-02
SHONEYS INC
filed 1998-09-16
CIK 89902

         =============================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1998
                                       OR
  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

        As of September 11, 1998 there were 48,694,865 shares of Shoney's, Inc. $1 par value common stock outstanding.


         =============================================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                August 2,         October 26,
                                                                                  1998                1997
                                                                             -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  18,413,132       $  11,851,223
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,429,000 in 1998
     and $1,596,000 in 1997                                                     11,365,268          11,611,369
  Inventories                                                                   35,597,063          38,382,843
  Other current assets                                                           2,908,504           4,840,539
  Deferred income taxes                                                         11,578,191          38,835,385
  Net assets held for disposal                                                  30,068,536          28,021,259
                                                                             -------------       -------------
     Total current assets                                                      109,930,694         133,542,618


Property, plant and equipment, at cost                                         747,282,256         790,076,204
Less accumulated depreciation and amortization                                (370,819,555)       (343,645,369)
                                                                             -------------       -------------
    Net property, plant and equipment                                          376,462,701         446,430,835


Other assets:
  Goodwill (net of accumulated amortization of
     $5,200,000 in 1998 and $3,230,000 in 1997)                                 30,638,168          47,803,815
  Deferred charges and other intangible assets                                  11,561,456           5,889,044
  Other assets                                                                   5,452,160          11,022,447
                                                                             -------------       -------------
     Total other assets                                                         47,651,784          64,715,306
                                                                             -------------       -------------
                                                                             $ 534,045,179       $ 644,688,759
                                                                             =============       =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                           $  35,947,922       $  34,156,943
  Federal and state income taxes                                                                       112,319
  Other accrued liabilities                                                    117,829,914         110,501,665
  Reserve for litigation settlement due within one year                            372,961          16,010,297
  Debt and capital lease obligations
      due within one year                                                       13,170,255          10,997,069
                                                                             -------------       -------------
     Total current liabilities                                                 167,321,052         171,778,293


Long-term senior debt and
   capital lease obligations                                                   295,087,156         314,802,187
Zero coupon subordinated convertible debentures                                110,463,371         103,612,284
Subordinated convertible debentures, net of bond discount of $3,419,000
   in 1998 and $3,939,000 in 1997                                               48,144,269          47,624,146
Reserve for litigation settlement                                                  243,678             294,672

Deferred income and other liabilities                                           20,213,245          18,922,137

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000;  issued 48,694,865 in 1998
      48,568,109 in 1997                                                        48,694,865          48,568,109
  Additional paid-in capital                                                   137,211,495         136,861,158
  Accumulated deficit                                                         (293,333,952)       (197,774,227)
                                                                             -------------       -------------
     Total shareholders' deficit                                              (107,427,592)        (12,344,960)
                                                                             -------------       -------------
                                                                             $ 534,045,179       $ 644,688,759
                                                                             =============       =============

See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                                    Forty Weeks Ended
                                                                               August 2,          August 3,
                                                                                 1998               1997
                                                                             -------------       -------------
Revenues
  Net sales                                                                  $ 876,236,404       $ 934,227,876
  Franchise fees                                                                11,321,652          11,573,374
  Other income                                                                   9,964,922           7,106,545
                                                                             -------------       -------------
                                                                               897,522,978         952,907,795

Costs and expenses
 Cost of sales                                                                 807,394,511         844,603,044
 General and administrative expenses                                            66,543,889          61,543,570
 Impairment write down of long-lived assets                                     48,403,158          17,612,067
 Interest expense                                                               37,649,007          34,972,805
                                                                             -------------       -------------
     Total costs and expenses                                                  959,990,565         958,731,486
                                                                             -------------       -------------


Loss before income taxes and extraordinary charge                              (62,467,587)         (5,823,691)

Provision for (benefit from) income taxes                                       31,677,000          (6,114,000)
                                                                             -------------       -------------

Income (loss) before extraordinary charge                                      (94,144,587)            290,309

Extraordinary charge on early extinguishment of debt,
    net of income taxes of $806,000                                             (1,415,138)
                                                                             -------------       -------------

Net income (loss)                                                            $ (95,559,725)      $     290,309
                                                                             =============       =============


Earnings per common share
     Basic
        Net income (loss) before extraordinary charge                        $       (1.93)      $        0.01
        Extraordinary charge for the early extinguishment of debt                    (0.03)
                                                                             -------------       -------------
        Net income (loss)                                                    $       (1.96)      $        0.01
                                                                             =============       =============

     Diluted:
        Net income (loss) before extraordinary charge                        $       (1.93)      $        0.01
        Extraordinary charge for the early extinguishment of debt                    (0.03)
                                                                             -------------       -------------
        Net income (loss)                                                    $       (1.96)      $        0.01
                                                                             =============       =============


Weighted average shares outstanding
     Basic                                                                      48,656,930          48,531,790

     Diluted                                                                    48,656,930          48,567,993


Common shares outstanding                                                       48,694,865          48,568,109

Dividends per share                                                                   NONE                NONE



See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                                      Twelve Weeks Ended
                                                                                August 2,          August 3,
                                                                                  1998               1997
                                                                             -------------       -------------
Revenues
  Net sales                                                                  $ 268,156,465       $ 288,036,321
  Franchise fees                                                                 3,440,376           3,546,231
  Other income                                                                   5,689,661           2,626,199
                                                                             -------------       -------------
                                                                               277,286,502         294,208,751


Costs and expenses
 Cost of sales                                                                 246,076,588         258,043,190
 General and administrative expenses                                            19,604,973          18,276,209
 Impairment write down of long-lived assets                                     45,809,676
 Interest expense                                                               10,977,144          10,405,702
                                                                             -------------       -------------
     Total costs and expenses                                                  322,468,381         286,725,101
                                                                             -------------       -------------

Income (loss) before income taxes                                              (45,181,879)          7,483,650

Provision for (benefit from)  income taxes                                      37,951,000          (1,283,000)
                                                                             -------------       -------------

Net income (loss)                                                            $ (83,132,879)      $   8,766,650
                                                                             =============       =============



Earnings per common share
  Basic:
    Net income (loss)                                                        $       (1.71)      $        0.18


  Diluted:
    Net income (loss)                                                        $       (1.71)      $        0.18



Weighted average shares outstanding
  Basic                                                                         48,694,364          48,568,109

  Diluted                                                                       48,694,364          48,596,429



Common shares outstanding                                                       48,694,865          48,568,109

Dividends per share                                                                   NONE                NONE



See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                      Forty Weeks Ended
                                                                               August 2,            August 3,
                                                                                 1998                 1997
                                                                             ------------        -------------
Operating activities
  Net income (loss)                                                          $ (95,559,725)      $     290,309
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                         37,191,126          41,528,403
          Amortization of deferred charges and other
              non-cash charges                                                  10,874,211           9,964,369
          Impairment write down of long-lived assets                            48,403,158          17,612,067
          Tax valuation adjustment                                              51,313,000
          Changes in operating assets and liabilities                           (4,349,611)        (14,818,751)
                                                                             -------------       -------------
                 Net cash provided by operating activities                      47,872,159          54,576,397

Investing activities
  Cash required for property, plant and equipment                              (23,042,278)        (33,884,102)
  Proceeds from disposal of property, plant and equipment                       23,472,357          26,244,638
  Cash provided by (required for) other assets                                   1,447,011            (442,654)
                                                                             -------------       -------------
                Net cash provided (used) by investing activities                 1,877,090          (8,082,118)


Financing activities
  Payments on long-term debt and
     capital lease obligations                                                (315,338,728)        (25,790,078)
  Proceeds from long-term debt                                                 300,533,143
  Net proceeds from short-term borrowings                                                             (452,000)
  Payments on litigation settlement                                            (15,688,330)        (16,962,554)
  Cash required for debt issue costs                                           (12,732,920)           (604,450)
  Proceeds from exercise of employee stock options                                  39,495             155,717
                                                                             -------------       -------------
                Net cash used by financing activities                          (43,187,340)        (43,653,365)
                                                                             -------------       -------------


  Change in cash and cash equivalents                                        $   6,561,909       $   2,840,914
                                                                             =============       =============

                         SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 August 2, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1998 presentation. Operating results for the twelve and forty week periods ended August 2, 1998 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 25, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 26, 1997.

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of 1997. SFAS 121 requires companies to evaluate the recoverability of long-lived assets on an individual restaurant or specific facility basis. Where a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value. The Company considers fair value to either be the value of the real estate associated with the respective facility or the discounted value of the cash flows associated with the facility's operations. Asset impairment charges are recorded in the Consolidated Condensed Statement of Operations under the caption titled "Impairment write down of long-lived assets". Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 in the first quarter of 1997 was $17.6 million. Approximately $11.2 million of the asset impairment write down related to properties held for disposal and approximately $6.4 million related to assets held and used in the Company's operations. The Company's initial asset impairment analysis did not include any of the restaurants acquired from TPI Enterprises, Inc. ("TPI") in 1996. The Company recorded an asset impairment charge of $36.4 million in the fourth quarter of 1997, of which $33.1 million was related to assets held and used in the Company's operations and $3.3 million was related to assets held for disposal. The fourth quarter 1997 impairment charge of $36.4 million was the result of additional analysis by management and a full years operating results from the restaurants acquired from TPI. During the first quarter of 1998 the Company recorded an additional impairment charge of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. Based on the continued decline in operating performance of the Company's restaurant operations, particularly the Shoney's Restaurants division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $45.8 million during the third quarter of 1998. Approximately $42.9 of the third quarter 1998 asset impairment charge related to assets held and used in the Company's operations and approximately $2.9 million related to assets held for disposal.

At August 2, 1998, the carrying value of the 96 properties to be disposed of was $30.1 million and is reflected on the balance sheet as net assets held for disposal.

In addition to asset impairment charges, the Company also incurs certain exit costs when the decision to close a restaurant is made, generally for the accrual of the remaining leasehold obligations on leased units that are closed. Exit costs associated with the accrual of remaining leasehold obligations, net of anticipated sublease rental income, are included in the Consolidated Condensed Statement of Operations under the "Cost of Sales" caption. The Company recorded approximately $3.1 million and $5.8 million in exit costs for the third quarter and first three quarters of 1998, respectively, associated with the accrual of the remaining leasehold obligations on restaurants closed (or to be closed) during 1998.

Through the third quarter of 1998, the Company has closed 42 restaurants and management currently plans to close an additional 35 restaurants during the fourth quarter of 1998. These restaurants had revenues of $38.9 million and $56.7 million and operating losses of $5.9 million and $5.0 million for the first three quarters of 1998 and 1997 respectively.

NOTE 3 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No.128 "Earnings per Share" ("SFAS 128") at the beginning of the first quarter of 1998. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" ("APB 15") and was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common stock and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted-average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not effect Basic EPS. SFAS 128 requires that all prior periods presented be restated.

The table below presents the computation of basic and diluted earnings (loss) per share:

                                      Twelve weeks ended August 2, 1998                  Forty weeks ended August 2, 1998
                           ----------------------------------------------------------------------------------------------------
                                                    Shares        Per Share                          Shares        Per Share
                             Loss (numerator)    (denominator)      Amount     Loss (numerator)   (denominator)       Amount
                           ----------------------------------------------------------------------------------------------------
BASIC EPS

Loss before
extraordinary charge(1)     $ (83,132,879)        48,694,364      $ (1.71)      $ (94,144,587)      48,656,930      $ (1.93)
EFFECT OF DILUTIVE
SECURITIES
Stock Options (2)
Convertible
Debentures
DILUTED EPS
Loss before                 $ (83,132,879)        48,694,364      $ (1.71)      $ (94,144,587)      48,656,930      $ (1.93)
extraordinary charge
(1)(3)

                                      Twelve weeks ended August 3, 1998                  Forty weeks ended August 3, 1998
                           ----------------------------------------------------------------------------------------------------
                                                    Shares        Per Share                          Shares        Per Share
                             Loss (numerator)    (denominator)      Amount     Loss (numerator)   (denominator)       Amount
                           ----------------------------------------------------------------------------------------------------
BASIC EPS
Net Income                  $ 8,766,650           48,568,109      $ 0.18       $ 290,309          48,531,790       $  0.01

EFFECT OF
DILUTIVE
SECURITIES
Stock Options (2)                                     28,320                                          36,203
Convertible                                               --                                              --
Debentures
DILUTED EPS
Net Income                  $ 8,766,650           48,596,429      $ 0.18       $ 290,309          48,567,993       $  0.01


(1) - The forty weeks ended August 2, 1998 includes an extraordinary charge of approximately $1.4 million or $0.03 per share related to the write off of unamortized debt issue costs associated with refinanced debt (See Note 5) (2) - In addition to dilutive stock options, the dilutive effect of shares reserved for future issuance related to certain employment agreements and the Company's Stock Bonus Plan are included in this caption (3) - For the twelve and forty weeks ended August 2, 1998 the Company reported a net loss, therefore, the consideration of any potentially dilutive shares in the computation of Diluted EPS would have been anti-dilutive

As of August 2, 1998, the Company had outstanding 6,703,161 options to purchase shares at prices ranging from $3.06 to $25.51. In addition to options to purchase shares, the Company had approximately 120,000 common shares reserved for future distribution pursuant to certain employment agreements, and 9,750 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of August 2, 1998, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Since the Company reported a net loss for both the twelve and forty weeks ended August 2, 1998, the effect of considering these potentially dilutive securities would have been anti-dilutive.

NOTE 4 - INCOME TAXES

Income taxes for the forty week periods ended August 2, 1998 and August 3, 1997 were provided based on the Company's estimate of its effective tax rates of 31.6% and 36.3%, respectively for the entire fiscal years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") requires a valuation allowance be established for deferred tax assets that are not expected to be realized based on certain criteria provided by SFAS 109. The Company considered these criteria in connection with the asset impairment charges recorded in the third quarter of 1998 (See Note 2) and, accordingly, increased the deferred tax asset valuation allowance by $51.3 million. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the carryback of existing deductible temporary differences to prior years' taxable income. During the third quarter of 1997, excess tax liabilities totaling $26.5 million related to a fiscal 1993 transaction were reversed. Approximately $22.5 million of the reduction in deferred tax liability was credited to additional paid-in capital since the related deferred tax liability arose from an equity transaction. The remaining $4.0 million, which represented accrued interest, was reversed as a reduction to income tax expense.

  NOTE 5 - SENIOR DEBT

  On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility of up to $375.0 million consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. Initially, the credit facility provided for interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain financial requirements, the applicable margins could increase a maximum of .25% or decrease up to 1.0% from the initial margins. In connection with the refinancing, the Company agreed to terminate a $20.0 million bank line of credit which was replaced by the $75.0 million Line of Credit. At August 2, 1998, the amounts available under the Line of Credit were reduced by letters of credit of approximately $17.8 million resulting in available credit under the facility of approximately $57.2 million. The Company pays an annual fee of 0.5% for unused available credit under the facility. The new credit facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $80.0 million at August 2, 1998, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin. On August 28, 1998, the Company entered into another hedge agreement covering an additional $20.0 million of its' senior debt. The agreement will not take effect until October of 1998. The $20.0 million hedge agreement fixes the interest rate on the covered amount of debt at 5.5% plus the applicable margin. At August 2, 1998 the interest rates on the term notes were 8.5% for Term A Note and 9.1% for Term B Note . Based on the Company's financial leverage covenant ratio as of the end of the second quarter of 1998, the interest rate margin on the term notes and Line of Credit increased .25% effective June 24, 1998.

Debt and obligations under capital leases at August 2, 1998 and October 26, 1997 consisted of the following:

                                                           August 2, 1998         October 26, 1997
                                                           ---------------------------------------
Senior debt - Line of Credit                               $         --
Senior debt - reducing revolving
 line of credit                                                                     $135,000,000
Senior debt - Term A Note                                    84,452,726
Senior debt - Term B Note                                   186,828,960
Senior secured bridge loan                                                            72,900,000
Senior debt - taxable variable rate notes                                             27,650,000
Senior debt - various                                                                 44,857,523
Subordinated zero coupon debentures                         110,463,371              103,612,284
Subordinated convertible debentures                          48,144,269               47,624,146
Industrial revenue bonds                                     10,915,000               13,820,417
Notes payable to others                                       5,385,404                6,579,771
                                                           ------------             ------------
                                                            446,189,730              452,044,141
Obligations under capital leases                             20,675,321               24,991,545
                                                           ------------             ------------
                                                            466,865,051              477,035,686
Less amounts due within one year                             13,170,255               10,997,069

                                                           ------------             ------------
Amounts due after one year                                 $453,694,796             $466,038,617
                                                           ============             ============

The Company's senior credit facility is secured by substantially all of the Company's assets. The Company's debt agreements (1) require satisfaction of certain financial ratios and tests (which become more restrictive during the term of the credit facility); (2) impose limitations on capital expenditures;
(3) limit the ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants. At August 2,1998, the Company was in compliance with all of its debt covenants. Management anticipates being in compliance with its financial covenants in the fourth quarter of 1998 and fiscal 1999. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, management could be forced to seek additional modifications to the Company's credit agreements.

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

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. Plaintiffs sought to have the Court grant class status to the case. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date, approximately 1,700 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit.

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs made claims in this case that are very similar to those made in Belcher I. Plaintiffs purported to act on behalf of similarly situated current and former employees and requested Court-supervised notice of their lawsuit be sent to other potential plaintiffs. On March 26, 1998, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. The parties agreed to toll the issuance of notice and the running of the statute of limitations for 91 days, which expired on July 27, 1998. Notice was issued to potential class members on or about July 28, 1998 and persons desiring to opt in to the case are required to return their consents by September 25, 1998. Subsequent to the issuance of notice, 129 individuals have filed consents to join the litigation, and the Company anticipates that additional consents will be filed before September 25, 1998.

On April 17, 1998, five current and/or former TPI hourly and/or fluctuating work week employees filed the case "Deborah Baum, et al. v. Shoney's, Inc. f/k/a TPI, Inc." ("Baum") in the United States District Court for the Middle District of Florida. TPI was the Company's largest franchisee and was acquired by the Company in September 1996. Plaintiffs purport to represent themselves and a class of other similarly situated former and current employees of TPI. Specifically, plaintiffs allege that defendant failed to compensate properly certain employees who were paid on a fluctuating work week basis, failed to compensate employees properly at the required minimum wage, and improperly required employees to work off the clock or attend regular meetings without pay. Plaintiffs allege that such acts deprived plaintiffs of their rightful compensation, including minimum wages, overtime pay, and bonus pay. Plaintiffs are seeking class status in Baum. The Company's opposition to the issuance of notice to putative class members was filed on September 4, 1998.

By virtue of the provisional class status, in either of the Belcher cases or Edelen, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are determined to be similarly situated or determine that certification as a class is altogether unwarranted.

In all four lawsuits, the plaintiffs claim to be entitled to recover unpaid wages, liquidated damages, attorneys fees and expenses for an unspecified period of time claiming that certain of the Company's and TPI's acts resulted in a tolling of the statute of limitations. In Belcher II, Edelen, and Baum, discovery is in a preliminary stage. Discovery is in a more advanced stage in Belcher I.

On or about April 7, 1998, the plaintiffs filed a motion for partial summary judgment in Belcher I. The plaintiffs moved for a summary judgment on the issue of liability based on the Company's alleged practice and policy of making improper deductions from the pay of its restaurant managers and assistant managers. The Company filed a motion in response to plaintiffs' motion requesting the Court to deny or delay ruling on the plaintiffs' motion on the ground that the motion is premature because the Company has not yet completed discovery. The Court has required that the Company respond to the motion by October 19, 1998 and will hear oral argument on the motion on October 30, 1998. The Court has also ordered that any trial will commence on February 16, 1999.

On or about July 10, 1998, the plaintiffs in Belcher II filed a motion to amend their complaint to add state law class action allegations of fraud, breach of contract, conversion, and civil conspiracy; add the Company's Senior Vice President and Controller and certain unnamed individuals as defendants; and include a prayer for $100 million in punitive damages. On August 14, 1998, the Company filed an opposition to the motion, and the Court heard oral argument on August 27, 1998. The motion is presently pending.

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

On August 5, 1997, a plaintiff claiming to be a Fifth Quarter hourly employee filed the case of "Regina Griffin v. Shoney's, Inc. d/b/a Fifth Quarter" ("Griffin") in the U.S. District Court for the Northern District of Alabama. Plaintiff claimed the Company failed to pay her minimum wages and overtime pay in violation of the Fair Labor Standards Act. On February 24, 1998 the plaintiff served the Company with a Motion for Leave to Amend Complaint with an accompanying proposed Amended Complaint for Violation of Fair Labor Standards Act seeking to pursue the case as a class action on behalf of plaintiff and "all persons who have performed the services of waiter or waitress for Shoney's (d/b/a Fifth Quarter)". On August 24, 1998, the Company filed a Motion to Dismiss or, in the Alternative, for Summary Judgment as to the plaintiffs' claims. The motion is pending.

Management believes it has substantial defenses to the class action claims plaintiff is seeking to assert in Griffin and intends to vigorously defend such claims. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these claims can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements.

On December 20, 1996, a jury in Wyandotte County, Kansas returned a verdict against the Company in the case of "Wilkinson v. Shoney's, Inc." for $458,000 on a malicious prosecution and a wrongful discharge claim which was based on the Company's unsuccessful challenge to plaintiff's application for unemployment benefits after he was terminated. The jury also found the Company liable for punitive damages on the malicious prosecution claim in an amount to be set by the trial court. Although the trial court judge stated that she did not find sufficient evidence to support punitive damages, the trial judge overruled the Company's motion for judgment as a matter of law and set punitive damages in the amount of $800,000. The Company has appealed the total judgment of approximately $1.3 million and management believes it has substantial defenses to the claims made. Accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements.

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

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income." ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and management does not anticipate its adoption will have a material impact on the presentation of the financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131"). SFAS 131, which supersedes Statement of Financial Accounting Standard No.14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating Segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. Management does not anticipate that the adoption of SOP 98-1 will have a material effect on the results of operations or financial position of the Company.

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

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The third quarter and first three quarters of fiscal 1998 and 1997 covered periods of twelve and forty weeks, respectively. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including the ability of management to implement successfully its strategy for improving Shoney's Restaurants performance, the ability to effect asset sales consistent with the projected proceeds and timing expectations, the results of pending litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, turnover and a variety of other factors. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter of 1998 declined to $277.3 million, or 6% as compared to revenues of $294.2 million in the third quarter of 1997. For the first three quarters of 1998, revenues decreased 6% to $897.5 million as compared to the same period in 1997. The following table summarizes the components of the decline in revenues:

(In Millions)                                            Twelve weeks ended       Forty weeks ended
                                                           August 2, 1998           August 2, 1998
                                                        ---------------------------------------------
Restaurant revenue                                      $      (17.1)               $  (49.6)
Distribution and manufacturing and other sales                  (2.8)                   (8.4)
Franchise fees                                                  (0.1)                   (0.3)
Other sales                                                      3.1                     2.9
                                                        =============================================
                                                        $      (16.9)               $  (55.4)
                                                        =============================================


The decline in revenues during the third quarter and the first three quarters of 1998 was principally due to a net decline in the number of restaurants in operation and negative overall comparable store sales. Since the beginning of the third quarter of 1997, the Company has closed 58 under-performing restaurants. The table below presents comparable store sales for Company-owned restaurants for the third quarter and first three quarters of 1998 by restaurant concept:

                                     Third Quarter
                       ----------------------------------------------

                                                       Aggregate
                          Comparable                     Change
                         Store Sales by               (adjusted for
                            Concept     Menu Price   price increases)
                       ----------------------------------------------
Shoney's Restaurants        (6.0)%        3.5%             (9.5)%
Captain D's                  7.0%         3.0%              4.0%
Fifth Quarter               (8.8)%        3.5%            (12.3)%
Pargo's                     (5.5)%        1.7%             (7.2)%
                       ----------------------------------------------
    All Concepts            (2.4)%        3.3%             (5.7)%
                       ----------------------------------------------

                                   First Three Quarters
                       ----------------------------------------------
                                                       Aggregate
                          Comparable                     Change
                         Store Sales by               (adjusted for
                            Concept     Menu Price   price increases)
                       ----------------------------------------------
Shoney's Restaurants         (4.6)%       1.1%             (5.7)%
Captain D's                   5.8%        2.3%              3.5%
Fifth Quarter                (6.9)%       1.0%             (7.9)%
Pargo's                      (5.9)%       0.7%             (6.6)%
                       ----------------------------------------------
    All Concepts             (1.7)%       1.5%             (3.2)%
                       ----------------------------------------------

As reflected in the table above, the Company's Shoney's Restaurants continue to experience negative comparable store sales. The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to re-establish Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The Company has enhanced its food specifications on the majority of its menu items. Management has allocated a higher percentage of planned capital expenditures (when compared to the prior year) to kitchen equipment and other related enhancements to support higher quality food preparation. New research and development personnel have been charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal.

During 1998, the Company has been testing a revised menu ("Test Menu"). The Test Menu is currently in approximately 60 Shoney's Restaurants. This Test Menu differs from the Company's regular menu primarily due to its a la carte pricing for side items (e.g. french fries and onion rings) and the soup, salad and fruit bar. Management believes that there has been some degree of resistance from the price sensitive portion of the Company's current customer base directly related to this feature of the Test Menu. Since implementation of the Test Menu, management has conducted extensive customer research and has revised the Test Menu in certain markets. The Company currently has numerous versions of this Test Menu in the 60 restaurants mentioned above. Management currently plans to have a new menu, which could contain some features from the Test Menu in most Company-owned Shoney's Restaurants by the end of the first quarter of 1999.

The Company has introduced an enhanced version of its breakfast bar featuring a new presentation and improved food quality through brand identification with certain breakfast items such as Jimmy Dean(R) sausage, Bryan(R) bacon, and Pillsbury(R) biscuits, etc.. The enhanced breakfast bar has been implemented in most of the Company-owned Shoney's Restaurants and results for the third quarter show an increase in comparable store sales for the breakfast daypart.

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

The Company's Captain D's restaurants reported comparable store sales increases for the third quarter and first three quarters of 1998. Management attributes the comparable store sales gains during the first three quarters of the year to increased marketing during Lent and a successful catfish and shrimp promotion during and after Lent. Captain D's has realized a higher average guest check and higher customer traffic during 1998. Management attributes a portion of these increases to the success of Captain D's Coastal Classics menu which features more upscale seafood items (e.g. broiled salmon, orange roughy, catfish, and fried oysters) at prices higher than the Captain D's traditional average guest check.

The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first three quarters of 1998 and 1997:

                                                  The forty weeks ended


                                           August 2, 1998      August 3, 1997
                                      ------------------------------------------
Company-owned restaurants opened(1)               0                 11

Company-owned restaurants closed                (42)               (70)

Franchised restaurants opened                    13                  8

Franchised restaurants closed                   (24)               (27)
                                      ------------------------------------------
                                                (53)               (78)
                                      ------------------------------------------


(1) The first three quarters of 1997 included 5 units acquired from franchisees.

Distribution and manufacturing revenues declined $2.8 million during the third quarter of 1998 compared to the third quarter of 1997 and declined $8.4 million for the first three quarters of 1998 as compared to the same period in 1997. The decline in distribution and manufacturing revenues is principally due to a decline in the number of franchised restaurants in operation, a decline in the number of customers serviced, and a decline in the comparable store sales of franchised Shoney's Restaurants.

Franchise revenues declined approximately $106,000 during the third quarter of 1998 and approximately $252,000 for the first three quarters of 1998, as compared to the same periods last year. The decline in franchise fee income is due principally to fewer franchised restaurants in operation and lower comparable store sales at franchised Shoney's Restaurants.

Other income increased approximately $3.1 million during the third quarter of 1998 and approximately $2.9 million for the first three quarters of 1998 as compared to the same periods in 1997. The increase in other income during the third quarter and the first three quarters of 1998 was due principally to increased net gains on asset sales. The principal components of other income for the third quarter of 1998 were net gains on asset sales of $4.7 million and other revenue (consisting principally of fee income from insurance subsidiaries, $594,000). For the first three quarters of 1998 the principal components of other income were net gains on asset sales of $6.7 million and other revenue (consisting principally of fee income from insurance subsidiaries, $1.7 million).


COSTS AND EXPENSES

Costs of sales declined during the third quarter and first three quarters of 1998 compared to the same periods in 1997 principally as a result of a decline in the number of restaurants and comparable restaurant sales. Cost of sales as a percentage of revenues increased for the third quarter of 1998 to 88.7% compared to 87.7% for the same quarter of 1997. Cost of sales as a percentage of revenues was 90.0% for the first three quarters of 1998 compared to 88.6% for the same period in 1997. Food and supplies costs as a percentage of total revenues declined 1.8% and .7%, respectively, to 37.0% and 38.2%, respectively, for the third quarter and first three quarters of 1998. Food and supplies costs at the restaurant level, as a percentage of restaurant revenues, were lower than prior period levels due mainly to menu price increases instituted at the Company's Shoney's and Captain D's restaurants. The decline in food and supplies costs as a percentage of total revenues can also be attributed to lower distribution and manufacturing revenues as compared to total revenues in the third quarter and first three quarters of 1998. Distribution and manufacturing revenues have a higher percentage of food costs when compared to the Company's restaurant operations, therefore, as the proportion of distribution and manufacturing revenues to total revenues declines, consolidated food and supplies costs as a percentage of revenues declines.

Restaurant labor increased as a percentage of total revenues for both the third quarter and first three quarters of 1998 because of higher wages for restaurant employees resulting from tight labor market conditions in the majority of markets in which the Company operates and increases in staffing levels at the Company's Shoney's Restaurants. This increase in staffing in the Shoney's Restaurants is expected to continue for the remainder of the fiscal year. The Company expects to continue to experience increased labor costs in all of its restaurant concepts. Restaurant labor as a percentage of revenues was 27.0% for the third quarter of 1998, up 1.1% as compared to the third quarter of 1997. For the first three quarters of 1998, restaurant labor as a percentage of revenues was 26.8%, up .8% as compared to the same period in 1997.

Operating expenses as a percentage of revenues increased 1.7% to 24.7% for the third quarter of 1998 and increased 1.3% to 25.0% for the first three quarters of 1998, as compared to the same periods in 1997. The increase in operating expenses was due principally to higher rent expense due to the accrual of $3.1 and $5.8 million in exit costs for the third quarter and first three quarters, respectively, associated with the closure (or planned closure) of leased restaurants and properties during the first three quarters of 1998. Also included in operating expenses for the third quarter and first three quarters of 1998 is a write off of advertising merchandise of $1.3 million with no comparable amount in either prior year period.

General and administrative expenses increased $1.3 million and $5.0 million in the third quarter and first three quarters of 1998, respectively. General and administrative expenses as a percentage of revenues increased from 6.2% in the third quarter of 1997 to 7.1% in the third quarter of 1998 and from 6.5% for the first three quarters of 1997 to 7.4% for the first three quarters of 1998. The increase in general and administrative expenses was principally due to increases in salary and related expenses. The increase in salary and related expenses was due in large part to an increase in severance and related expenses associated with the termination or realignment of certain executives during the first three quarters of 1998, which totaled $2.7 million. Salary and related expenses have also increased due to the addition of a layer of multi-unit management in the Shoney's Restaurants division during 1998.

Interest expense for the third quarter of 1998 increased $571,000, or 5% during the third quarter, and $2.7 million or 8% for the first three quarters of 1998 as compared to the same periods last year. The increase in interest expense is due principally to higher rates on the refinanced debt, a $1.1 million fee to obtain waivers (resulting from the Company's inability to make principal payments and comply with debt covenants) from its former lending group to facilitate the refinancing, and higher amortization of deferred financing costs related to the new debt structure. The Company refinanced approximately $281.0 million of its senior debt in December 1997 (see Liquidity and Capital Resources). Interest rates on the new credit facility are generally 50 to 100 basis points higher than the refinanced debt. The Company expects the increased costs to be incurred in 1998 as a result of higher interest rates will be partially offset by a reduction of debt outstanding from proceeds from the sale of assets, including restaurant properties and other real estate. During the first quarter of 1998, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per common share outstanding).

The Company incurred asset impairment charges of $45.8 million during the third quarter of 1998 with no amounts in the third quarter of 1997. For the first three quarters of 1998, the Company has recorded $48.4 million in asset impairment charges compared to $17.6 million for the first three quarters of 1997. SFAS 121 requires companies to evaluate the recoverability of long-lived assets on an individual restaurant basis. Where a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value. Since the adoption of SFAS 121 in the first quarter of 1997, the Company has recorded $102.4 million in asset impairment charges. The third quarter asset impairment charge was primarily the result of continued declines in comparable store sales and operating margins in the Company's Shoney's Restaurants, which account for $40.2 million of the third quarter asset impairment charge. If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins, the Company could incur future asset impairment charges.

The provision for income taxes for the third quarter of 1998 was $37.9 million, compared to a benefit from income taxes of $(1.3) million for the third quarter 1997. During the third quarter of 1998, the Company recorded a deferred tax asset valuation adjustment of $51.3 million. The deferred tax asset valuation adjustment is in accordance with SFAS 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. The Company considered these criteria in connection with the asset impairment charges recorded in the third quarter and, accordingly, increased the deferred tax asset valuation allowance. During the third quarter of 1997, excess tax liabilities totaling $26.5 million related to a fiscal 1993 transaction were reversed. Approximately $22.5 million of the reduction in deferred tax liability was credited to additional paid-in capital since the related deferred tax liability arose from an equity transaction. The remaining $4.0 million, which represented accrued interest, was reversed as a reduction to income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. During the first three quarters of 1998, cash provided by operating activities was $47.9 million, a decrease of $6.7 million as compared to the first three quarters of 1997. The decline in cash provided by operating activities is primarily due to a decline in the profitability of the Company's restaurant operations, particularly the Shoney's Restaurant division, partially offset by decreased funding requirements for operating assets and liabilities.

Cash provided by investing activities during the first three quarters of 1998 totaled $1.9 million as compared to cash used by investing activities of $8.1 million in the same period for 1997. The decline in cash required for investing activities results principally from a reduction in cash required for property, plant and equipment. For the first three quarters of 1998, cash provided from the proceeds from the disposal of property, plant and equipment was $23.5 million, as a $2.7 million decrease from amounts provided during the first three quarters of 1997.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations, capital expenditures and debt service requirements. The Company had originally planned capital expenditures for 1998 of $35.0 million, the maximum amount permitted under its credit agreement. The Company does not plan to build new restaurants during 1998 and will invest its capital in improvements to existing operations. Capital expenditures totaled $23.0 million for the first three quarters of 1998 and the Company expects to spend approximately $9.0 to $12.0 million for the fourth quarter of 1998 for capital expenditures.

Since the beginning of 1997, the Company has closed 117 under performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties and leasehold interests, are being actively marketed. The Company's loan agreements require that net proceeds from asset disposals be applied to reduce senior debt. The Company currently plans to close an additional 35 restaurants (33 Shoney's Restaurants and two Fifth Quarter restaurants) during the fourth quarter of 1998 and has entered into a contract to sell 11 other operating Shoney's Restaurants. The transaction to sell the eleven operating Shoney's restaurants (and one closed unit) is expected to close during the fourth quarter. The Company continually evaluates the operating performance of its restaurants and may, in the future, close or dispose of additional restaurants.

During the first three quarters of 1998, the Company's cash used by financing activities was $43.2 million compared with cash used by financing activities of $43.7 million for the same period in 1997. Significant financing activities for the first three quarters of 1998 included the refinancing of the Company's senior debt which provided cash of $300.0 million, of which $280.4 million was used to retire the refinanced debt, $11.7 million was used to fund debt issue costs on the new debt facility, and $7.8 million was used for additional working capital. The Company also funded debt issue costs of $0.9 million during the third quarter of 1998 associated with covenant modifications made to its senior credit facility obtained in the third quarter. Additionally, payments on long term debt and capital lease obligations were $34.9 million. The Company has prepaid its payments on its senior debt facility through the first quarter of 1999. The Company also made payments of $15.7 million on its litigation settlement, which represented the Company's final material payments under the settlement. Significant financing activities during the first three quarters of 1997 included payments on long-term debt and capital lease obligations of $25.8 million and payments on the Company's litigation settlement of $17.0 million.

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

The Company had $84.5 million and $186.8 million outstanding under Term A Note and Term B Note, respectively, and had no amounts outstanding under the Line of Credit at August 2, 1998. The Company has not borrowed amounts under the Line of Credit since the first quarter of 1998. The amounts available under the Line of Credit are reduced by letters of credit of approximately $17.8 million resulting in available credit under the facility of approximately $57.2 million at August 2, 1998. At August 2, 1998, the Company had cash and cash equivalents of approximately $18.4 million.

The Company's senior debt agreements require satisfaction of certain financial as well as other affirmative and negative covenants which were to become more restrictive in the fourth quarter of 1998 and during 1999. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during the fourth quarter of 1998 and during fiscal 1999. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not be in compliance with the modified financial covenants and management could be forced to seek additional modifications to the Company's credit agreements. The Company was in compliance with its financial covenants at the end of the third quarter.

As more fully discussed in Note 6 to the consolidated condensed financial statements, the Company is a defendant in three lawsuits which have been provisionally certified as class actions and which allege the Company violated certain provisions of the Fair Labor Standards Act. Discovery is proceeding in all three of those cases. The Company is a defendant in two additional actions that were filed in April and May 1998 and which seek class action status. Management believes that it has substantial defenses to the claims made and intends to vigorously defend these cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and, accordingly, no provision for potential liability has been accrued in the financial statements. In the event of an unfavorable outcome in these cases that results in a material award for the plaintiffs, the Company's financial position, results of operation and liquidity could be adversely affected.

IMPACT OF THE YEAR 2000

The Company has completed an assessment of its Year 2000 information systems compliance issues and has begun implementation of a plan designed to ensure its systems are fully Year 2000 compliant. Management believes that the Company has identified its material Year 2000 compliance issues, and the cost of such compliance has not had a material impact on the Company's results of operations, nor does management believe that future costs will have a material impact on the Company's future results of operations.

PART II OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 23, 1998, is incorporated herein by this reference. See also Note 6 to the Notes to Consolidated Condensed Financial Statements at pages 10 through 12 of this Quarterly Report on Form 10-Q.

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

(a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this quarterly report on Form 10-Q:

10.1 Employment Agreement dated as of August 3, 1998, between the Company and Stephen C. Sanders

10.2 Amendment No. 1 dated as of June 16, 1998 to $375,000,000 Credit Agreement among Shoney's, Inc., as Borrower, NationsBank, N.A., as Administrative Agent for the lenders, NationsBanc Montgomery Securities, Inc., as Syndication Agent, and various other financial institutions now or hereafter parties thereto.

27      Financial Data Schedule (For SEC Use Only)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date: September 16, 1998               By: /s/ V. Michael Payne
                                           ----------------------------------
                                           V. Michael Payne
                                           Senior Vice President and Controller,
                                           Principal Financial and Chief
                                           Accounting Officer