Form 10-K405
period 1998-10-25
SHONEYS INC
filed 1999-01-22
CIK 89902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 25, 1998
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from         to
                                                         ---------   ----------
                          COMMISSION FILE NUMBER 0-4377

                                 SHONEY'S, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               TENNESSEE                                                       62-0799798
     (State or other jurisdiction of                                         (I.R.S. Employer
      incorporation or organization)                                         Identification No.)

   1727 ELM HILL PIKE, NASHVILLE, TN                                              37210
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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

         As of January 20, 1999, there were 43,696,285 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $95,585,623.

As of January 20, 1999, there were 49,439,030 shares of Shoney's, Inc., $1 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                          DOCUMENT                                                     INCORPORATED INTO
           Portions of the Definitive Proxy Statement for Annual Meeting of
           Shareholders on March 23, 1999, to be filed with the Securities and
           Exchange Commission (the "Commission") within 120 days after the fiscal year ended October 25, 1998
           (hereinafter the "1999 Proxy Statement")                                                         Part III

                                      INDEX

                                                                                                                    Page
                                                                                                                  Referenced
                                                                                                                  Form 10-K
                                                                                                                  ----------

                                                               PART I
Item 1.              Business.....................................................................................   1
Item 2.              Properties...................................................................................   7
Item 3.              Legal Proceedings............................................................................   9
Item 4.              Submission of Matters to a Vote of Security Holders..........................................   9
Item 4A.             Executive Officers of the Registrant.........................................................  10

                                                               PART II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters........................  13
Item 6.              Selected Financial Data......................................................................  14
Item 7.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................................  15
Item 7A.             Quantitative and Qualitative Disclosures about Market Risk...................................  26
Item 8.              Financial Statements and Supplementary Data..................................................  27
Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................................  57

                                                               PART III

Item 10.             Directors and Executive Officers of the Registrant...........................................  58
Item 11.             Executive Compensation.......................................................................  58
Item 12.             Security Ownership of Certain Beneficial Owners and Management...............................  58
Item 13.             Certain Relationships and Related Transactions...............................................  58

                                                               PART IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  58

                     Signatures...................................................................................  63

                                     PART I

ITEM 1. BUSINESS.

As of October 25, 1998, Shoney's, Inc. (the "Company") operated and franchised a chain of 1,261 restaurants in 28 states. The Company was incorporated under the laws of the State of Tennessee on November 1, 1968. The Company is a diversified food service chain that consists of three restaurant divisions: Shoney's Restaurants, Captain D's and a Casual Dining Group. Shoney's Restaurants are family dining restaurants offering full table service and a broad menu, and Captain D's are quick-service restaurants specializing in seafood. The Company also operates two casual dining restaurant concepts: Fifth Quarter, a steakhouse concept, and Pargo's, a contemporary casual dining restaurant featuring a wide variety of fresh, made-from-scratch dishes. The Company also operates a distribution and manufacturing operation which, for 1998, included four distribution centers that service Company and certain franchised restaurant operations by providing most of the necessary food and supplies. In December 1998, the Company closed the distribution center located in Wichita, Kansas. In the near term, the Company intends to continue to service all Company and certain franchised operations from the remaining three centers. The distribution and manufacturing operation includes a food processing facility for ground beef, steaks, and soup products. The Company's fiscal year ends on the last Sunday in October. Fiscal years 1998, 1997 and 1996 each included 52 weeks. All references herein to particular years refer to the Company's fiscal year unless otherwise noted.

RESTAURANT CONCEPTS

Shoney's Restaurants

Shoney's Restaurants, which began operation in 1952, are full-service, family dining restaurants that generally are open 18 hours each day and serve breakfast, lunch and dinner. At October 25, 1998, there were 408 Company-owned and 261 franchised Shoney's Restaurants located in 26 states. Shoney's Restaurants' menu is diversified to appeal to a broad spectrum of customer tastes and includes traditional items such as hamburgers, sandwiches, chicken, seafood, home-style entrees and vegetables, a variety of pasta and stir-fry dishes, steaks and desserts. Entree selections range in menu price from $2.99 to $8.99 at dinner and $2.99 to $7.99 at lunch. The average guest check was $6.32 for Company-owned units in 1998, compared to $6.13 in 1997 and $5.95 in 1996. Shoney's Restaurants also offer the signature all-you-care-to-eat breakfast bar and the soup, salad and fruit bar. In addition to its regular menu, Shoney's Restaurants often feature promotional menus offering special entrees for a limited time. These promotional menu items are used to generate new guest trials and to increase guests' dining frequency. Promotions also serve as a vehicle to test new items that, if popular, may be added to the regular menu. Shoney's Restaurants generally have between 120 and 180 seats and employ approximately 65 people, including management personnel.

The Company seeks to differentiate its Shoney's Restaurants from competitors by offering excellent food and service, warm hospitality and a good value to its customers. Shoney's Restaurants place significant emphasis on the quality of food ingredients, proper preparation methods, attractive food presentation and competitive prices. Buildings are generally brick veneer or dryvit exteriors and usually include exterior awnings along with halide lighting for greater visibility at night.

During 1998, management implemented a number of "back-to-basics" initiatives designed to enhance the reputation of Shoney's Restaurants as a place for great food and exceptional customer service. These initiatives resulted in major developments in the Shoney's Restaurant concept during 1998. These developments included:

     (1) the completion of the Company's restaurant performance evaluation process;
     (2)  redesign of the research and development process;
     (3)  the development of a new core menu; and
     (4) realignment of restaurant supervisors to focus management resources on strong restaurant operations.
The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from this improvement. This process resulted in the closure of eighty-one Company-owned Shoney's Restaurants during 1998. In addition to these closings, the Company entered into contracts with non-affiliates whereby thirty-eight operating Shoney's Restaurants will be sold and closed. These sales are expected to take place in stages over the first two quarters of 1999. Management also plans to close an additional twenty-one Shoney's Restaurants during the first quarter of 1999, some of which are expected to be sold to franchisees. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interest, are being actively marketed. After these planned closures and divestitures, management currently plans to continue to operate the remaining group of approximately 349 Company-owned Shoney's Restaurants, although the Company may choose to sell certain units to franchisees.

During 1998, the Company redesigned the research and development process for the Shoney's Restaurant concept. This redesign involved, among other things, the hiring of experienced culinary personnel and the designation of three research and development restaurants. These research and development restaurants serve as a vehicle for testing new menu items, preparation methods, plate presentations and menu design. Management believes that the redesigned research and development process will result in food quality improvement and menu items that better suit customer preferences, and serve as a vehicle to develop new items for promotions and new core menu items.

The Company tested a number of menus during 1998 with the intent of developing a new core menu. The main differences between the test menus and the menu previously offered in the Shoney's Restaurants center around the a la carte pricing for french fries, onion rings, sandwich items and the soup, salad and fruit bar. The data generated from the test menus indicated that Shoney's customers prefer to have the soup, salad and fruit bar included in the price of entrees. Therefore, the core menu will include this feature for the evening meal period. The lunch menu will feature the a la carte pricing. Management plans to complete implementation of the core menu during the first quarter of 1999.

Management is committed to a program designed to improve all aspects of the operations of the Company's Shoney's Restaurants. During 1998, the Company hired a new President and Chief Operating Officer for the Shoney's Restaurant concept. A primary focus of this officer will be to implement minimum operating standards that must be met at each restaurant. Another facet of the operational improvement plan involves improving the quality of multi-unit supervision. During 1998, multi-unit supervisory personnel were added to reduce the ratio of number of restaurants per supervisor. Additionally, management is realigning these positions to reduce the geographical area for which they are responsible. These initiatives are intended to increase the amount of time multi-unit supervisory personnel spend in each restaurant.

During 1998, comparable restaurant sales declined 4.7% for all Company-owned Shoney's Restaurants, which included the effects of a menu price increase of 1.7%. Average sales volumes for Company-owned units open the entire year were $1,413,000 in 1998, compared to $1,418,000 in 1997 and $1,498,000 in 1996.

Captain D's

Captain D's restaurants, which began operation in 1969, are quick-service seafood restaurants which offer in-store, carryout or drive-thru service and are generally open seven days a week from 10:45 a.m. until 11 p.m, serving lunch and dinner. There were 365 Company-owned and 211 franchised Captain D's restaurants located in 22 states at October 25, 1998. The typical Captain D's restaurant has 90 seats and employs 20 people, including management personnel. Captain D's menu includes a variety of broiled, fried, and baked fish and shrimp dishes, stuffed crab, chicken and a variety of side items including corn, baked potatoes, coleslaw, tossed salads, hushpuppies and desserts. Entree selections range in menu price from $3.29 to $7.29. The average guest check for Company-owned units was $4.47, $4.41 and $4.35 in 1998, 1997 and 1996, respectively. During fiscal 1998, Captain D's posted record sales, which management attributes to increased advertising expenditures, better marketing strategies, successful product promotions (catfish and shrimp) and a strong Lenten season. Captain D's also continues to realize success with its "Coastal Classics" menu which features more upscale seafood items (e.g., broiled salmon, orange roughy, catfish, and fried oysters) at price points higher than the average guest check. As of October 25, 1998, the Coastal Classics menu was in over 100 Captain D's restaurants, and management plans to add the menu to another 70 restaurants during 1999. Captain D's conducts on-going research and development to develop appealing new menu items and improve the quality of existing items.

Captain D's units generally are 2,400 square foot buildings with wood siding exteriors. The typical restaurant has a nautical appearance with a "seaberry" exterior color and redesigned, graphics-oriented drive-thru menus. The Company's operational strategy for Captain D's is to increase comparable restaurant sales through the continued introduction and promotion of distinctive, high quality menu items, emphasis on fast and reliable service, and maintaining a strong commitment to high food quality at an affordable price. Comparable store sales for Company-owned units increased 4.8% in 1998, which included the effects of a 2.1% menu price increase. The average sales volume for Company-owned Captain D's restaurants open the entire year was $831,000 in 1998, compared to $780,000 in 1997 and $797,000 in 1996.

Casual Dining Group

The Company has two distinct casual dining concepts: Pargo's and Fifth Quarter. During 1998, a new President and Chief Operating Officer was hired for the Casual Dining Group. Since his arrival, efforts have been made to upgrade the menu offered at both concepts, to increase the staffing in the restaurants, and to update the general appearance of the concepts. Management plans to close three casual dining restaurants in the first two quarters of 1999.

Pargo's -- Pargo's, founded in 1983 and acquired by the Company in 1986, are mid-scale, casual dining restaurants that serve fresh, made-from-scratch entrees designed to cater to a diverse range of customer tastes. As of October 25, 1998, there were 12 Pargo's located in five states. Pargo's menu includes a diverse variety of popular foods including chicken quesadilla, fresh chicken dishes, traditional American sandwiches, hand-cut steaks, and seafood. Pargo's goal is to become the "favorite neighborhood restaurant" in each of its markets.

Comparable restaurant sales for Pargo's restaurants during 1998 declined 5.3%, which included a menu price increase of 0.9%. During 1998, the average sales volume of Pargo's restaurants open the entire year was $2,064,000, compared with $1,944,000 in 1997 and $2,201,000 in 1996.

Fifth Quarter -- Fifth Quarter restaurants, which began operation in 1973, are special occasion steakhouses that operate in the mid-scale steakhouse segment. Fifth Quarter restaurants are open seven days a week, and serve lunch and dinner. There are four Fifth Quarter restaurants located in three states. The Fifth Quarter's menu includes a wide range of USDA choice steaks, a variety of chicken and seafood entrees, and its signature slow-cooked prime rib. Fifth Quarter restaurants also offer an extensive salad bar, featuring a vast array of fresh fruits, vegetables, toppings and salad dressings. Fifth Quarter restaurants generally feature stucco exteriors with Tudor-style architectural elements. Interiors are stucco and brick and generally include memorabilia and photos relevant to each restaurant's marketplace. Fifth Quarter restaurants are positioned as local neighborhood steakhouses and tend to have a well established local clientele.

During 1998, the average sales volume of Fifth Quarter restaurants open the entire year was $2,257,000, compared with $2,157,000 in 1997, and $2,185,000 in
1996. Comparable restaurant sales for the Fifth Quarter concept decreased 3.8% in 1998 which included a menu price increase of 1.4%.

The following table presents revenues and earnings (loss) before interest and taxes for each of the Company's restaurant concepts for the last three fiscal years:


                                                ($ in Millions)
                               Shoney's Restaurants        Captain D's Restaurants
                          -----------------------------  ----------------------------
                            1998       1997      1996      1998      1997      1996
                          --------   --------  --------  --------  --------  --------
Average Number of
Operating restaurants        468        507       396       368       378       320

Revenues                  $  638.9   $  705.8  $  580.3  $  305.2  $  295.4  $  254.5

Earnings (loss) before
interest and taxes        $  (10.2)  $   10.0  $   15.1  $   20.9  $   20.3  $   20.6

                               Pargo's Restaurants         Fifth Quarter Restaurants
                          -----------------------------  ----------------------------
Average Number of
Operating Restaurants        16         19        18         6         7         8

Revenues                 $   30.5   $   36.9  $   39.7  $   13.1  $   15.6  $   17.5

Earnings (loss) before
interest and taxes       $   (1.8)  $   (0.6) $    1.8  $   (0.3) $    0.7  $    1.1

Distribution and Manufacturing

The Distribution and Manufacturing Operation included four distribution facilities and a food processing facility which supplies ground beef, steaks, and soups to Company-owned and certain franchised restaurants. In December 1998, the Company closed the distribution center located in Wichita, Kansas. In the near term, the Company intends to continue to service all Company and certain franchised operations from the remaining three centers. The objective of the Distribution and Manufacturing Operation is to provide Company-owned and franchised restaurants with a reliable source of quality food products at the competitive prices. The Company utilizes central purchasing of all major food, supply and equipment items for its restaurants to attempt to achieve consistent quality and control costs.

Total revenues for the Distribution and Manufacturing Operation, including intercompany sales, were $503,687,000 in 1998, $542,576,000 in 1997 and
$502,893,000 in 1996. Revenues for the Distribution and Manufacturing Operation, excluding intercompany sales, were $123,135,000 in 1998, $137,866,000 in 1997 and $158,661,000 in 1996. Earnings before interest and taxes for the Distribution and Manufacturing Operation were $10,468,000 in 1998, $11,214,000 in 1997 and $10,137,000 in 1996. The Company's distribution centers served 360 franchised restaurants as of October 25, 1998.

BUSINESS DEVELOPMENT AND FRANCHISING

The Company's business plan is to focus its available personnel and capital resources on improving the operations of its existing store base. The Company closed 104 Company-owned restaurants during 1998. In addition to these closings, the Company entered into contracts with non-affiliates whereby thirty-eight operating Shoney's Restaurants will be sold and closed. These sales are expected to occur in stages over the first two quarters of 1999. Management also plans to close an additional twenty-one Shoney's Restaurants during the first quarter of 1999 (some of which are expected to be sold to franchisees) and three Casual Dining units during the first two quarters of 1999. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. After these planned closures and divestitures, management currently plans to continue to operate the remaining group of Company-operated restaurants, although the Company may choose to sell certain units to franchisees. Proceeds from the sale of the closed units and surplus properties will be used to reduce outstanding debt, as required by the Company's senior credit facility. The Company does not intend to open a material number of new restaurants during 1999.

The Company franchises both Shoney's and Captain D's restaurants. Franchise agreements generally have a term of 20 years and require payment of an initial franchise fee and a royalty based on a percentage of the franchised restaurants' sales. Franchise agreements also require restaurants to conform to the Company's standards for appearance, service, food quality and menu content.

The following table presents the change in the number of restaurants, both Company-owned and franchised, during 1998, by restaurant concept:


                     At October 26, 1997          Openings            Closings           At October 25, 1998
                 --------------------------  ------------------  -------------------   -------------------------
                 Company  Franchise   Total  Company  Franchise  Company   Franchise   Company  Franchise  Total
                 -------  ---------   -----  -------  ---------  -------   ---------   -------  ---------  -----
Shoney's             489        281     770        0         13      (81)        (33)      408        261    669

Captain D's          378        213     591        0          1      (13)         (3)      365        211    576

Fifth Quarter          7          0       7        0          0       (3)          0         4          0      4

Pargo's               19          0      19        0          0       (7)          0        12          0     12
                 -------  ---------   -----  -------  ---------  -------   ---------   -------  ---------  -----
                     893        494   1,387        0         14     (104)        (36)      789        472  1,261
                 =======  =========   =====  =======  =========  =======   =========   =======  =========  =====




ADVERTISING AND MARKETING

The Company's marketing strategies continue to include a focus on advertising designed to both increase guest frequency and new guest trial. The marketing and advertising strategies for the Shoney's Restaurant concept revolve around utilization of television and radio advertising in the Company's larger markets to attain the greatest media efficiency. In markets in which the number of Shoney's Restaurants will not support a large media budget, marketing and advertising strategies rely more on local advertising (i.e., contact development with local hotels, civic organizations and tourism groups, advertising in local newspapers and sponsorship of local events). The Company utilizes this same general advertising strategy with its Captain D's concept, except that Captain D's has historically more heavily utilized newspaper and promotional coupons to support its marketing activities. Captain D's also strives to maximize its advertising during the Lenten season to leverage its market position during this seasonal increase in demand for fish. The Company's Casual Dining Group relies solely on local advertising and limited radio and print exposure for its marketing activities.

RAW MATERIALS SOURCES AND AVAILABILITY

Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements.

The Company has established long-term relationships with key seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain seafood species is volatile, the Company believes that it has the ability to identify and access alternative seafood products as well as the ability to adjust menus if needed.

SERVICE MARKS

The Company has registered the names "Shoney's," "Captain D's," "Fifth Quarter," and "Pargo's," and their respective logos, as service marks with the United States Patent and Trademark Office. The Company regards its service marks as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

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

EMPLOYEES

At December 20, 1998, the Company employed approximately 26,000 persons. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Company's restaurant and other properties, (1) including those under construction, as of October 25, 1998:

                                                                           Number of Properties(2)
                     Use                                           Total                Owned               Leased

           Office and Distribution Facilities(3)                       7                    7                    0
           Shoney's Restaurants                                      408                  241                  167
           Captain D's Restaurants                                   365                  238                  127
           Pargo's Restaurants                                        12                    6                    6
           Fifth Quarter Restaurants                                   4                    1                    3
                                                                     ---                 ----                  ---
                                                                     796                  493                  303
                                                                     ===                  ===                  ===

--------

     (1) The Company's 789 restaurant properties in operation as of October 25, 1998 were located in 23 states.
     (2) In addition, the Company owns or leases 63 properties that are in turn leased to others, owns 75 parcels of land and has 44 vacant leased properties.
     (3) The Company's principal offices and distribution facility at Nashville, Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. At October 25, 1998, the Company also operated distribution facilities in Ripley, West Virginia; Macon, Georgia; and Wichita, Kansas.

The following table sets forth the Company's operating restaurants by state, as of October 25, 1998:

                                 UNITS BY STATE


                                                SHONEY'S          CAPTAIN D       CASUAL DINING           TOTAL
                                                --------          ---------       -------------           -----
Alabama                                               40                 56                                  96
Arkansas                                              13                 11                                  24
Florida                                               31                 16                                  47
Georgia                                               21                 54                                  75
Illinois                                               4                  5                                   9
Indiana                                                7                  8                                  15
Kansas                                                 3                  2                                   5
Kentucky                                              23                 17                   2              42
Louisiana                                             34                                                     34
Maryland                                               6                                      2               8
Michigan                                               3                                                      3
Mississippi                                           23                 17                                  40
Missouri                                              33                 24                                  57
New Mexico                                             3                                                      3
No. Carolina                                          33                  7                                  40
Ohio                                                   7                 21                                  28
Oklahoma                                                                 12                                  12
Pennsylvania                                           4                                      1               5
So. Carolina                                          19                 20                                  39
Tennessee                                             54                 68                   3             125
Texas                                                 12                  9                                  21
Virginia                                              12                  4                   6              22
W. Virginia                                           23                 14                   2              39
                                                    ----                ---                 ---             ---
Total                                                408                365                  16             789
                                                    ====               ====                ====             ===


Leases

           Most of the leases for the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totaling approximately $12.3 million in 1998, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes and insurance under most of the leases. Approximately 187 of the leases (62%) expire prior to October 31, 2003; however, approximately 152 of these leases (81% of the 187 leases) provide for renewal options. Notes 8 and 10 of the Notes to Consolidated Financial Statements on pages 43-46 and 50-51, respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         Robert Belcher, et al. v. Shoney's, Inc. - See paragraphs 1 through 10 of Note 13 of the Notes to Consolidated Financial Statements at pages 53 through 55 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

         Bonnie Belcher, et al. v. Shoney's, Inc. - See paragraphs 1 through 10 of Note 13 of the Notes to Consolidated Financial Statements at pages 53 through 55 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

         Jerry Edelen, et al. v. Shoney's, Inc. - See paragraphs 1 through 10 of
Note 13 of the Notes to Consolidated Financial Statements at pages 53 through
55 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

         Deborah Baum et al. v. Shoney's, Inc. - See paragraphs 1 through 10 of
Note 13 of the Notes to Consolidated Financial Statements at pages 53 through 55 of this Annual Report on Form 10-K, which are incorporated herein by this reference.

         Regina Griffin et al. v. Shoney's, Inc. - See paragraphs 1 through 10 of Note 13 of the Notes to Consolidated Financial Statements at pages 53 through 55 of this Annual Report on Form 10-K, which are incorporated herein by this reference.

         Wilkinson v. Shoney's, Inc. - See paragraph 11 of Note 13 of the Notes to Consolidated Financial Statements at page 55 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

         Other Litigation - The Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, there were no matters submitted to a vote of security holders.

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


           Name                                               Office                                                       Age
           ----                                               ------                                                       ---
Raymond D. Schoenbaum               Chairman of the Board                                                                   52
J. Michael Bodnar                   President and Chief Executive Officer                                                   54
David L. Gilbert                    Executive Vice President and Chief Administrative Officer                               41
Bernard W. Gray                     Chief Information Officer                                                               51
Kevin P. Carey                      President and Chief Operating Officer - Casual Dining                                   41
Haney A. Long, Jr.                  President and Chief Operating Officer - Distribution
                                      and Manufacturing                                                                     53
Stephen C. Sanders                  President and Chief Operating Officer - Shoney's                                        48
Ronald E. Walker                    President and Chief Operating Officer - Captain D's                                     48
F.E. McDaniel, Jr.                  Secretary and General Counsel                                                           43
David L. Early                      Senior Vice President - Shoney's Restaurants                                            39
Rebecca A. Fine                     Senior Vice President - Shoney's Restaurants                                            36
Michael J. Hufler                   Senior Vice President - Research and Development                                        47
Betty J. Marshall                   Senior Vice President - Corporate Communications and
                                      Community Relations                                                                   48
V. Michael Payne                    Senior Vice President and Controller                                                    47
Kent M. Smith                       Senior Vice President - Shoney's Restaurants                                            58
Robert A. Speck                     Senior Vice President - Strategic Planning                                              44
Gary W. Wilson                      Senior Vice President - Captain D's                                                     39

         Raymond D. Schoenbaum is the brother of director Jeffry F. Schoenbaum. There is no other family relationship among any of the executive officers or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

         Mr. Schoenbaum has been President of Schoenbaum Limited, a restaurant management company, since April 1995. Mr. Schoenbaum has also served since March 1996 as the President and Chief Executive Officer of Just Having Fun Restaurants, Inc., a restaurant company currently developing a new restaurant concept in Atlanta, Georgia. From June 1984 to March 1995, he served as Chairman of the Board of Innovative Restaurant Concepts, Inc., a restaurant management company which owned and operated Rio Bravo, Ray's on the River, and Green Hills Grille restaurants. Mr. Schoenbaum sold this company to Applebee's International, Inc. in March 1995. Mr. Schoenbaum was a member of the board of directors of Applebee's International, Inc. from March 1995 to August 1997. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum was elected to the Board of Directors in August 1997. In June 1998, Mr. Schoenbaum was elected Vice Chairman of the Company's Board of Directors and became Chairman of the Board of Directors effective January 1, 1999.

         Mr. Bodnar was elected President and Chief Executive Officer of the Company in November 1997, having previously been elected to the Board of Directors in August 1997. Mr. Bodnar has served as President of Bodnar Investment Group, Inc., a real estate investment company focusing primarily on the restaurant industry, since 1984. From January 1986 to May 1996, Mr. Bodnar served as President of Triangle Management Group, Inc., a restaurant management company.

         Mr. Gilbert joined the Company in January 1998 as Senior Vice President
- Real Estate. Mr. Gilbert formerly served as Director of Development and Purchasing for Innovative Restaurant Concepts, Inc. from October 1989 to March 1995 and as Executive Director of Development for Applebee's International, Inc., from March 1995 to January 1998. In December 1998, Mr. Gilbert was named Executive Vice President and Chief Administrative Officer.

         Mr. Gray first joined the Company in April 1994 and served as Vice President, Management Information Systems until October 1997. Mr. Gray had formerly served as Systems Development Manager from July 1992 to April 1994 with The Park City Group. In October 1997, Mr. Gray joined Podiatry Insurance
Company of America as Chief Information Officer. Mr. Gray rejoined the
Company in December 1997 and was named Chief Information Officer.

         Mr. Carey was named President and Chief Operating Officer of the Company's Casual Dining Group in December 1997 and had served as a consultant to the Company since November 1997. From October 1996 to October 1997, Mr. Carey served as Area Director and consultant for Innovative Restaurant Concepts, Inc., responsible for Ray's on the River, an Atlanta Restaurant, Rio Bravo and Green Hills Grille. Mr. Carey served as managing partner of three one-of-a-kind concepts for Liberty House Restaurant Corporation from April 1992 to June 1996 and served in various positions with Houston's Restaurants, Inc. from May 1982 to April 1992.

         Mr. Long joined the Company as Senior Vice President of Purchasing and Distribution in September 1996 and was named President and Chief Operating Officer of the Company's Distribution and Manufacturing division in December 1997. Prior to joining the Company, Mr. Long served as Senior Vice President of Purchasing and Distribution for TPI Restaurants, Inc. (at that time the Company's largest franchisee which was acquired by the Company in 1996) from November 1989 to September 1996.

         Mr. Sanders has served as President and Chief Operating Officer of Shoney's Restaurants since August 1998. He was initially employed with the Company in March 1965, and, thereafter, served the Company in various capacities including President of Shoney's Restaurants until March 1993. From March 1993 until August 1998, Mr. Sanders was not employed by the Company and owned and operated an independent restaurant management consulting company operating both Copeland's of New Orleans restaurants and Shoney's Restaurants as a franchisee. He continued to own those restaurants following his rejoining the Company in 1998.

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

         Mr. McDaniel has served in various positions since joining the Company in 1981. He was elected Assistant Secretary in December 1984 and Secretary in August 1988 and was elected to the additional position of Treasurer in December 1992. In March 1994, he was named a Vice President of the Company and was named Senior Vice President, Secretary and Treasurer in October 1996. In December 1997, he was named Chief Administrative Officer, Secretary and General Counsel. In December 1998, Mr. McDaniel was named Secretary and General Counsel.

         Mr. Early has served as Senior Vice President of Franchise Services for Shoney's Restaurants since May 1998. He originally joined the Company in 1973 but left the Company in 1990 to work with a Shoney's franchisee. He rejoined the Company in March 1993. He has served the Company in various capacities including Director of Training, Director of Franchise Operations and Regional Vice President of Operations for Shoney's Northern Region.

         Ms. Fine joined the Company as Director of Field Human Resources for Shoney's Restaurants in April 1996. She was elected Vice President of Field Human Resources for Shoney's Restaurants in December 1997. In May 1998, Ms. Fine was elected Senior Vice President - Human Resources and Training for Shoney's Restaurants. Ms. Fine served as Director of Field Human Resources for Hardee's Food Systems from August 1987 until March 1996.

         Mr. Hufler joined the Company in May 1998 as Senior Vice President - Research and Development. Mr. Hufler operated Hufler Food Consulting from February 1997 to May 1998. Previously, Mr. Hufler served as Director of Research and Development with Rio Bravo from November 1992 to February 1997.

         Ms. Marshall joined the Company in March 1990 as Director of Purchasing. She was named Vice President of Corporate and Community Affairs in January 1991. Ms. Marshall was elected to her present position as Senior Vice President of Corporate Communications and Community Relations in October 1996.

         Mr. Payne has served as Senior Vice President and Controller since March 1998. He was initially employed with the Company in May 1973 and, thereafter, served the Company in various capacities including staff accountant, chief accountant, and corporate controller. In 1992, he was promoted to Vice President and Controller and served the Company in that capacity until July 1995. From July 1995, until March 1998, Mr. Payne was not employed with the Company. He served as a financial consultant from July 1995 to June 1996, and served as Director of Accounting and Financial Reporting for Coventry Corporation from June 1996 until March 1998.

         Mr. Smith joined the Company as Senior Vice President - Shoney's Marketing and Purchasing in October 1998. Mr. Smith served as Senior Vice President and Assistant to the CEO and Chairman with Flagstar Corporation from January 1995 to January 1998. Mr. Smith was Senior Vice President - Worldwide Marketing for Burger King from April 1991 to January 1995.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "SHN." The following table sets forth the high and low trading prices of the Company's common stock as reported by the New York Stock Exchange during each of the fiscal quarters of the prior two fiscal years:


                                                            Stock               Stock
                                                            Market              Market
                                                             High                Low
                                                            ------              ------
                     1998
                     First Quarter                          5                   3
                     Second Quarter                         5 7/8               3 5/8
                     Third Quarter                          5 1/16              2 3/4
                     Fourth Quarter                         3 7/16              1 1/2

                     1997
                     First Quarter                          8 3/4               6 3/4
                     Second Quarter                         8 1/4               4 3/8
                     Third Quarter                          6 5/8               5 1/4
                     Fourth Quarter                         6 1/4               4 1/2

         There were 8,652 shareholders of record of the Company's Common Stock as of January 20, 1999.

The Company has not paid a dividend on its common shares during the last two years. The Company currently intends to retain all earnings to support the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues prohibit dividends and distributions on common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                           FIVE YEAR FINANCIAL SUMMARY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Fiscal year ended October                                   1998           1997          1996 (a)       1995 (a)       1994
                                                         ----------     ----------      ----------     ----------   ----------
Revenues                                                 $1,143,362     $1,227,076      $1,099,742     $1,053,332   $1,072,459
Costs and expenses
   Cost of sales                                          1,035,130      1,093,789         951,565        922,545      895,893
   General and administrative                                90,845         84,401          68,227         63,905       55,397
   Interest expense                                          48,476         45,016          37,951         39,816       41,237
   Litigation settlement                                                                                                (1,700)
   Impairment of long-lived assets                           48,403         53,967
   Restructuring expense                                                                                    7,991
                                                         ----------     ----------      ----------     ----------    ---------
                                                          1,222,854      1,277,173       1,057,743      1,034,257      990,827
Income (loss) from continuing operations
 before income taxes, extraordinary charge, and
 cumulative effect of change in accounting principle       (79,492)        (50,097)         41,999         19,075       81,632
Income taxes (benefit)                                       26,797        (14,386)         15,953          7,873       29,314
                                                         ----------     ----------      ----------     ----------    ---------
Income (loss) from continuing operations before
 extraordinary charge and cumulative effect of
 change in accounting principle                           (106,289)        (35,711)         26,046         11,202       52,318
Discontinued operations, net of income taxes                                                   398          8,137       10,277
Gain on sale of discontinued operations,
 net of income taxes                                                                        22,080          5,533
Extraordinary charge on early extinguishment
 of debt, net of income tax benefit                         (1,415)                                                     (1,038)
Cumulative effect of change in accounting for
 income taxes                                                                                                            4,468
                                                         ----------     ----------      ----------     ----------   ----------
Net income (loss)                                        $ (107,704)    $  (35,711)     $   48,524     $    24,872  $   66,025
                                                         ==========     ==========      ==========     ===========  ==========

Weighted average shares outstanding (diluted)                48,666         48,540          42,706         41,551       46,586

Per share data--diluted
   Income (loss) from continuing operations before
   extraordinary charge and cumulative effect of change
   in accounting principle                               $    (2.18)    $    (0.74)     $     0.61     $     0.27   $     1.21
   Net income (loss)                                     $    (2.21)    $    (0.74)     $     1.14     $     0.60   $     1.51
   Dividends                                                     --             --              --             --           --


Total assets                                             $  523,469     $  644,689      $  747,081     $  535,016   $  554,978
Long-term debt and obligations under
  capital leases                                         $  443,243     $  466,039      $  476,540     $  406,032   $  414,026
Shareholders' equity (deficit)                           $ (119,487)    $  (12,345)     $      528     $ (108,307)  $ (136,764)

Number of restaurants at year-end
   Company-owned                                                789            893             957            698          719
   Franchised                                                   472            494             519            826          874
                                                         ----------     ----------      ----------     ----------   ----------
   Total restaurants                                          1,261          1,387           1,476          1,524        1,593(b)
                                                         ==========     ==========      ==========     ==========   ==========


Notes:  (a) - See Note 2 - Acquisitions and Note 3 - Discontinued Operations
              and Restructuring of the Notes to Consolidated Financial Statements included as Item 8 herein.
        (b) - Continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, the effect of Year 2000 issues on the Company and its key suppliers, turnover and a variety of other similar matters. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

On September 9, 1996, the Company completed the acquisition of substantially all of the operating assets of TPI Enterprises, Inc. ("TPI"), including TPI Restaurants, Inc., a franchisee which operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The acquisition was accounted for as a purchase and the 1996 financial statements include the results of operations of the acquired business for only seven weeks.

RESULTS OF OPERATIONS
REVENUES

The components of the change in revenues from continuing operations during 1998, 1997 and 1996 are summarized as follows:

                                                                                              ($ in millions)
                                                                                1998               1997               1996
                                                                              ---------         -----------         ----------
Sales from restaurants opened or acquired                                     $     3.3         $     220.0         $     65.1
Higher menu prices                                                                 16.4                 9.7               16.5
Sales at prior year prices                                                        (32.6)              (38.9)              (9.1)
Closed restaurants                                                                (60.4)              (33.2)             (30.1)
Distribution and manufacturing and other sales                                    (13.8)              (20.9)              (5.6)
Franchise revenues                                                                  (.5)              (11.7)               2.7
Other income                                                                        3.9                 2.3                6.9
                                                                              ---------         -----------         ----------
  Total                                                                       $   (83.7)        $     127.3         $     46.4
                                                                              =========         ===========         ==========

Comparable restaurant sales of all the Company's restaurant concepts declined 1.8% and 3.4% in 1998 and 1997, respectively, and increased 0.2% in 1996. These results include menu price increases of 1.8%, 1.2% and 2.0% for 1998, 1997 and 1996, respectively. Restaurant revenues were also negatively affected by the closure of under-performing restaurants in 1998, 1997 and 1996. During this time period the Company closed 194 Company-owned restaurants. Overall restaurant revenues increased in 1997 and 1996 despite the decline in comparable restaurant sales and the closure of restaurants, as a result of additional revenues from restaurants acquired from TPI in the fourth quarter of 1996.

SHONEY'S RESTAURANTS -- Comparable restaurant sales for the Company's Shoney's Restaurants declined 4.7%, 4.0% and 0.9% during 1998, 1997 and 1996, respectively, which included the effects of menu price increases of 1.7%, 1.4% and 2.7% for 1998, 1997 and 1996, respectively. Average sales volume of Company-owned Shoney's Restaurants open the entire year was $1,413,000 in 1998, $1,418,000 in 1997 and $1,498,000 in 1996. Management believes that the declines in comparable restaurant sales at its Shoney's Restaurants are the result of numerous factors, including increased competition, and a decline in operational focus occasioned by high management turnover which contributed to declines in customer traffic.

The Company is striving to improve customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to enhance the reputation of Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The Company has enhanced its food specifications on the majority of its menu items. During 1998, management allocated a higher percentage of planned capital expenditures to kitchen equipment and other related enhancements to support higher quality food preparation. New research and development personnel have been charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal.

During 1998, the Company has been testing revised versions of its menu ("Test Menus"). Most of the Test Menus differ from the Company's regular menu primarily due to the a la carte pricing for side items (e.g. french fries and onion rings) and the soup, salad and fruit bar. Management believes that there has been some degree of resistance from the price sensitive segment of the Company's current customer base that is directly related to this feature of the Test Menu, particularly as to the soup, salad and fruit bar. The data generated from the Test Menus indicated that Shoney's customers prefer to have the soup, salad and fruit bar included in the price of entrees. Therefore, management intends to include this feature in the core menu for the evening meal period. The lunch menu will feature the a la carte pricing.

The Company introduced an upgraded version of its breakfast bar featuring a new presentation and certain "brand name" breakfast items such as Jimmy Dean(R) sausage, Bryan(R) bacon, and Pillsbury(R) biscuits, etc. The Company did realize positive comparable store sales during the breakfast meal period during 1998 at its Shoney's Restaurants. These increased comparable store sales were realized despite declines in customer traffic during the breakfast meal period. Management attributes the decrease in customer traffic to resistance to higher price points on the breakfast bar from the price sensitive segment of the Company's current customer base. During 1997, price points on the breakfast bar ranged from $3.99 to $4.29 on weekdays and $4.99 to $5.29 on weekends as compared to $4.29 to $4.59 during the week and $5.29 to $5.49 on weekends in 1998.

Since the beginning of 1997, the Company has closed 146 Shoney's Restaurants. Additionally, management has entered into contracts whereby 38 operating Shoney's Restaurants will be sold and closed. These sales are expected to occur in stages during the first two quarters of 1999. Management plans to close another 21 Shoney's Restaurants during the first quarter of 1999, some of which are expected to be sold to franchisees. After these closings and planned divestitures, management currently intends to continue to operate the remaining base of Shoney's Restaurants, which are located primarily in the southeastern United States. However, the Company may sell certain Company-owned restaurants to franchisees.

CAPTAIN D'S RESTAURANTS -- Comparable restaurant sales increased 4.8% in 1998, declined 1.1% in 1997, and increased 4.0% in 1996. These results include the effects of menu price increases of 2.1%, 1.0% and 0.9% in 1998, 1997 and 1996, respectively. Captain D's average sales volume was $831,000 in 1998, $780,000 in 1997, and $797,000 in 1996. Captain D's realized increases in customer traffic and average guest check prices in 1998. Management attributes the increase in sales during 1998 to more effective advertising, better promotional menu items, and a strong Lenten season. Captain D's has continued the implementation of its "Coastal Classics" menu, which features more upscale items at higher price points. Items offered include broiled salmon, orange roughy, catfish, and fried oysters. Management hopes to continue the success of the Captain D's concept by continuing to feature promotional menu items aimed at driving customer traffic and by developing effective advertising programs.

CASUAL DINING -- Revenues for the Company's casual dining restaurants declined to $43.6 million in 1998 from $59.9 million in 1997 and $68.5 million in 1996. The decline in revenue resulted from the closure of restaurants, declines in comparable store sales and the closure and sale of the seven BarbWire's restaurants during 1997. For 1998, comparable store sales declined 5.3% and 3.8% at Pargo's and Fifth Quarter restaurants, respectively, which included the effects of menu price increases of 0.9% and 1.4%, respectively. For 1997, comparable restaurant sales declined 8.9% at Pargo's and 4.7% at Fifth Quarter restaurants. Comparable restaurant sales declined in 1996 for Pargo's and Fifth Quarter restaurants by 5.2% and 6.6%, respectively. The decline in comparable restaurant sales for the Casual Dining Group is the result of a number of factors including increased competition, significant management turnover and organizational changes and uncertainty as to the potential sale of these concepts.

DISTRIBUTION & MANUFACTURING -- Revenues of the distribution and manufacturing operation declined by $14.7 million in 1998, $20.8 million in 1997, and $5.0 million in 1996. The decline in sales for these periods has resulted primarily from a loss of franchised restaurant customers resulting from store closures, increased competition and a decline in purchases by existing customers resulting from negative comparable restaurant sales of franchisees. In late 1996, the Company closed two leased distribution facilities obtained in the acquisition of TPI and, during 1997, closed the Company's Atlanta distribution facility. The Company shifted distribution activities to the remaining four distribution centers to increase efficiency. In December 1998, the Company closed the distribution center located in Wichita, Kansas. In the near term, the Company intends to service all Company and certain franchised operations from the remaining three centers.

FRANCHISING -- Franchise revenues declined by $500,000 in 1998 and by $11.7 million in 1997 and increased $2.7 million in 1996. The decline in franchise revenues during 1998 is primarily the result of declines in the number of franchised restaurants in operation as compared to 1997 and declines in comparable store sales at franchised Shoney's Restaurants. The decline in franchise revenue during 1997 is primarily the result of the loss of franchise fees from TPI following the 1996 acquisition of its 243 franchised Shoney's and Captain D's restaurants, a decline in comparable restaurant sales of franchisees, fewer franchised restaurants in operation (excluding TPI) and $5.2 million of nonrecurring franchise revenues earned in 1996. Franchise revenues increased $2.7 million during 1996 as a result of $5.2 million of nonrecurring franchise revenues offset by lower franchise revenues resulting from the acquisition of franchised restaurants, franchised restaurant closures and a decline in comparable restaurant sales of franchisees.

OTHER INCOME -- Other income increased $3.9 million in 1998 due primarily to increased gains on asset disposals ($4.2 million). During 1997, other income increased by $2.3 million as a result of increased gains from asset disposals ($2.9 million), revenues from an insurance services subsidiary acquired in 1996 ($1.9 million), offset by the inclusion of a realized gain in 1996 ($2.0 million). Other income increased in 1996 by $6.9 million as a result of increased gains on asset disposals ($200,000), additional interest income

($300,000), and a gain from the sale of investments in ShoLodge ($2.5 million). In addition, the Company had a $3.9 million unrealized loss on ShoLodge securities in 1995 with no comparable loss in 1996.

COSTS AND EXPENSES

Cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of total revenues for the last three fiscal years is shown below:


                                            1998                  1997                 1996
--------------------------------------------------------------------------------------------
Food and supplies                           38.0%                 39.0%                40.1%
Restaurant labor                            27.0%                 26.0%                24.6%
Operating expenses                          25.5%                 24.1%                21.8%
--------------------------------------------------------------------------------------------
 Total Cost of sales                        90.5%                 89.1%                86.5%
============================================================================================


As compared to restaurant revenues, distribution and manufacturing revenues have a higher percentage of food and supplies costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in distribution and manufacturing revenue have an exaggerated effect on these expenses as a percentage of total revenues. Food and supplies costs as a percentage of revenues declined by 1.0% in 1998, 1.1% in 1997, and 0.8% in 1996, principally as a result of the decline in distribution and manufacturing revenue in each year and the increase in franchise and other revenues in 1996. Food cost, as a percentage of sales, declined in all three restaurant concepts in 1998 when compared to 1997. When compared to 1996, 1997 food cost, as a percentage of sales, increased in Shoney's Restaurants and Casual Dining and declined slightly in Captain D's.

Restaurant labor increased 1.0%, 1.4% and 0.8% as a percentage of total revenues in 1998, 1997 and 1996, respectively, as a result of higher wages, declining comparable restaurant sales and a decline in distribution and manufacturing revenues. Wage rates increased during each of these periods as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. During 1998, the Company increased the staffing levels at its Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the comparable store sales trend.

Operating expenses increased as a percentage of total revenues during both 1998 and 1997 by 1.4 % and 2.3%, respectively, as compared to the prior year. These increases during 1998 and 1997 are partially the result of pressure on operating margins due to declines in comparable restaurant sales and the closure of 179 Company-owned restaurants since the beginning of 1997. Operating expenses in 1998 were also affected by higher repairs and maintenance and advertising expenditures as a percentage of revenues. The Company anticipates continued pressure on restaurant operating margins until meaningful improvements in comparable restaurant sales are achieved. The increased operating expenses in 1998 and 1997 are also the result of higher rent expense due primarily to increases in exit costs associated with the closure (or planned closures) of restaurants. These costs were $10.7 million in 1998 as compared to $1.3 million in 1997. Operating expenses, as a percentage of revenues, declined 1.0% during 1996 as a result of a small net increase in operating expenses offset by increased revenues from restaurants acquired from TPI.

A summary of general and administrative expenses and interest expense as a percentage of revenues for the last three fiscal years is shown below:


                                            1998         1997          1996
---------------------------------------------------------------------------
General and administrative                  7.9%         6.9%          6.2%
Interest expense                            4.3%         3.7%          3.5%

General and administrative expenses, as a percentage of revenues, increased 1.0%, 0.7%, and 0.1% during 1998, 1997, and 1996, respectively. General and administrative expenses increased during 1998 principally due to the addition of a layer of multi-unit restaurant supervisory staff in the Shoney's Restaurant concept and due to increases in severance costs associated with the termination of certain executives. General and administrative expenses for 1998 also include $3.5 million for a contingent loss accrued with respect to certain pending litigation. See Note 13 to the Notes to Consolidated Financial Statements. General and administrative expenses increased during 1997 due principally to $5.3 million in legal and professional costs associated with the settlement of a shareholder proxy contest and increased professional fees of $1.2 million related to the Company's refinancing of its senior debt. During 1997, the Company realized a full year of goodwill amortization expense associated with the TPI acquisition. Less than two months of goodwill amortization expense was associated with this acquisition in 1996. The increase in general and administrative expenses in 1996 resulted from increased management costs and increased expenses related to the TPI acquisition, including goodwill amortization.

Interest expense increased $3.5 million in 1998. The increased interest expense in 1998 is due to higher rates on the refinanced debt, a $1.1 million fee to obtain waivers (resulting from the Company's inability to make principal payments and comply with debt covenants) from its former lending group to facilitate the refinancing, and higher amortization of deferred financing costs related to the new debt structure. The Company refinanced approximately $281.0 million of its senior debt in December 1997 (see Liquidity and Capital Resources). Interest rates on the new credit facility are generally 50 to 100 basis points higher than those on the refinanced debt. As a result of the refinancing, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per share). Interest expense increased $7.1 million in 1997 compared to 1996 principally as a result of additional debt and capital lease obligations incurred in conjunction with the purchase of substantially all of the assets of TPI in 1996. Interest expense declined by approximately $1.9 million during 1996, principally as a result of lower outstanding debt balances during the first three quarters of 1996.

The Company incurred asset impairment charges of $48.4 million during 1998 compared to $54.0 million in 1997. There were no asset impairment charges recorded by the Company in 1996. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") requires companies to evaluate the recoverability of long-lived assets on an individual restaurant basis. When a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value. Since the adoption of SFAS 121 in the first quarter of 1997, the Company has recorded $102.4 million in asset impairment charges. The asset impairment charges recorded in 1998 were primarily the result of continued declines in comparable store sales and operating margins in the Company's Shoney's Restaurants, which account for $42.7 million of the 1998 asset impairment charge. If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins, the Company could incur additional asset impairment charges in the future.

The following table summarizes the components of pretax income (loss) from continuing operations before noncash asset impairment charges:


                                                                     ($ in millions)
                                                                       Fiscal Year
                                            ----------------------------------------------------------------
                                                           1998             1997            1996
                                            ----------------------------------------------------------------
Restaurants                                            $    8.6           $ 29.8           $ 37.9
Distribution & Manufacturing                               10.5             11.2             10.1
Franchising                                                 9.3             10.5             21.6
Other                                                      (7.5)            (2.6)            10.3
                                            ----------------------------------------------------------------
         Total                                             20.9(1)          48.9(2)          79.9
Interest Expense                                          (48.5)           (45.0)           (37.9)
                                            ----------------------------------------------------------------
                                                       $  (27.6)          $  3.9           $ 42.0
                                            ================================================================

(1) Excludes the $48.4 million noncash charge for asset impairment charges recorded during 1998.

(2) Excludes the $54.0 million noncash charge for asset impairment charges recorded during 1997.

During 1998, the Company recorded a deferred tax asset valuation adjustment of $51.3 million in the third quarter and an additional $1.2 million in the fourth quarter. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. The Company considered these criteria in connection with the asset impairment charges recorded during 1998 and, accordingly, increased the deferred tax asset valuation allowance. During the third quarter of 1997, recorded income tax liabilities totaling approximately $26.5 million related to a 1993 transaction were determined to be no longer appropriate and were reversed. Approximately $22.5 million of the reduction in tax liability was credited to additional paid-in capital since the related deferred tax liability arose from an equity transaction. The remaining $4.0 million decrease in the tax liability, which represented accrued interest, reduced income tax expense for 1997. Offsetting such reduction was a $5.9 million increase in the Company's valuation allowance for deferred tax assets resulting from a reassessment of the realizability of those assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. Cash provided by continuing operating activities declined by approximately $14.3 million during 1998 compared with 1997. The net loss of $107.7 million for 1998 resulted primarily from pre-tax noncash asset impairment charges of $48.4 million and noncash deferred tax asset valuation allowance charges of $52.5 million. Cash provided from operations was negativity affected by lower income from restaurant operations in 1998 when compared to 1997. The effect of the decline in income from restaurant operations was partially offset by $17.8 million of cash provided by changes in operating assets and liabilities. Cash provided by continuing operating activities declined by approximately $21.0 million during 1997 compared with 1996. The net loss of $35.7 million for 1997 resulted primarily from pre-tax noncash asset impairment charges of $54.0 million. Cash provided by continuing operating activities in 1997 when compared to 1996 increased as a result of higher levels of depreciation, noncash interest expense and other noncash charges and was reduced by a decline in deferred income taxes and the change in operating assets and liabilities. Operating cash flow from continuing operations declined by $10.1 million in 1996 as compared to 1995, principally as a result of a decline in the profitability of the Company's Shoney's Restaurants and an increase in other income in 1996, partially offset by the effect of nonrecurring restructuring expenses incurred in 1995.

Cash provided by investing activities during 1998 was $6.6 million, compared to cash used by investing activities of $5.4 million in 1997. The Company received $33.2 million, primarily from the sale of closed restaurant locations and the sale of rental properties. Cash used for property, plant and equipment additions in 1998 was $28.9 million. Cash used by investing activities during 1997 totaled $5.4 million compared to $55.6 million in 1996. The Company received $51.3 million in proceeds from the sale of a discontinued operation (Mike Rose Foods, Inc.) during 1996 with no comparable amount in 1997. This decrease in cash flow, as compared with 1996, was offset by a decrease in capital spending for property, plant and equipment and goodwill arising from franchise acquisitions, and an increase in proceeds from property disposals. Cash used by investing activities in 1996 totaled $55.6 million and included $119.2 million used to acquire property, plant and equipment, franchised restaurants and substantially all of the assets of TPI. The disposal of Mike Rose Foods and the sale of property, plant and equipment during 1996 provided a source of cash of $51.3 million and $12.4 million, respectively.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations, capital expenditures and debt service requirements. The Company had originally planned capital expenditures for 1998 of $35.0 million, the maximum amount permitted under its credit agreement. Actual capital expenditures totaled $30.0 million for 1998. Since the beginning of 1997, the Company has closed 179 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties and leasehold interests, are being actively marketed. The Company's credit agreement requires that net proceeds from asset disposals be applied to reduce senior debt. The Company currently plans to close an additional 24 restaurants (21 Shoney's Restaurants and three casual dining restaurants) during the first two quarters of 1999 (some of which are expected to be sold to franchisees). The Company has also entered into contracts to sell 38 operating Shoney's Restaurants. Management expects these transactions to occur in stages during the first two quarters of 1999.

Cash used by financing activities was $57.2 million compared to $66.1 in 1997. On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility ("1997 Credit Facility") of up to $375.0 million consists of a $75.0 million revolving line of credit ("Line of Credit"), and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in April 2002. The proceeds from the term notes were used to retire the $281.0 million of refinanced debt and for general working capital. Also, during 1998, the Company made its last substantial payments of $15.7 million on the 1992 litigation settlement and paid debt issue costs of $12.8 million in connection with its refinancing in December 1997. Subsequent to the refinancing, the Company has retired approximately $41.5 million of the Term A and Term B Notes and approximately $7.3 million of other indebtedness. During 1997, the Company's cash used by financing activities was $66.1 million compared with $27.7 million in 1996. Significant 1997 financing activities included payments to reduce debt and capital lease obligations of $39.8 million, scheduled payments of $22.6 million on the Company's litigation settlement liability and net reduction in short-term borrowings of $2.1 million. During 1996, the Company borrowed $100.0 million under a senior secured bridge loan ("Bridge Loan") to provide working capital and a source of financing for the acquisition of the assets of TPI. Approximately $43.0 million of the Bridge Loan proceeds were used to retire indebtedness of TPI and the remainder was used to reduce debt and to provide working capital. The Company also made payments in 1996 of $23.2 million on its litigation settlement liability.

The Company had $77.4 million and $181.1 million outstanding under Term A Note and Term B Note, respectively, and had no amounts outstanding under the Line of Credit at October 25, 1998. Except for one day in December 1998, the Company has not borrowed amounts under the Line of Credit since the first quarter of 1998. The amounts available under the Line of Credit are reduced by letters of credit of approximately $19.8 million resulting in available credit under the facility of approximately $55.2 million at October 25, 1998. At October 25, 1998, the Company had cash and cash equivalents of approximately $16.3 million and had prepaid the next two quarterly payments on the Term A Note and Term B Note of approximately $7.4 million.


RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past five years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in sales and margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes, have reduced its operating margins. The Company does not expect to be able to significantly improve operating margins until it can increase its comparable restaurant sales and restaurant average sales volumes.

The Company is highly leveraged and, under the terms of its credit agreements, generally is not permitted to incur additional debt and its annual capital expenditures are limited to $35.0 million. The Company completed a refinancing of approximately $281.0 million of its senior debt in December 1997. The interest rates for the new debt agreements are higher than those for the debt refinanced and have resulted in increased interest costs. Management believes that planned asset sales will permit a reduction in total debt outstanding and should reduce the impact of the higher interest rates. However, there is no assurance that such asset sales will occur as quickly as management anticipates or that actual sales proceeds will correspond to management's estimates. Management believes the annual capital expenditures permitted under the new credit agreement will be sufficient for the execution of its business plan; however, the restrictions on capital spending will cause delay in the implementation of certain improvement initiatives. The 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $195.2 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002. Further, the Company's zero coupon subordinated debentures mature in 2004. The Company plans to refinance these obligations as they become due.

The Company's senior debt facility requires satisfaction of certain financial covenants, as well as other affirmative and negative covenants, which were to become more restrictive in the fourth quarter of 1998 and during 1999. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during fiscal 1999. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not be in compliance with the modified financial covenants and management could be forced to seek additional modifications to the Company's credit agreements. The Company was in compliance with its financial covenants at the end of the fourth quarter of 1998.

In the past six years, the Company has had significant turnover of its senior management. In August 1997, the Company settled a shareholder proxy contest that had sought to replace the Company's Board of Directors. These changes have resulted in disruption to its business operations, increased costs for executive recruitment, relocation, salaries, and severance costs.

Since 1995, the Company has closed, or announced the closing or expected sale of, a number of under-performing restaurants. Management plans to sell or lease these restaurant properties and will be required to utilize the proceeds to reduce its indebtedness. These restaurants have not been profitable and generally have had negative cash flow so that their closure is expected to have a positive effect on profitability and cash flow in future periods. Upon completion of the announced closings or sales, management currently expects to operate its remaining Company-owned restaurants except for certain restaurants the Company may choose to sell to franchisees. However, in the event management elects to close additional restaurants during 1999, the Company may incur additional charges for exit costs.

WAGE LITIGATION

As more fully discussed in Note 13 to the Consolidated Financial Statements, the Company is a defendant in five lawsuits, three of which have been provisionally certified as class actions, which allege that the Company violated certain provisions of the Fair Labor Standards Act (the "FLSA").

In one of the cases, on or about April 7, 1998, the plaintiffs filed a motion for partial summary judgment. The plaintiffs moved for summary judgment on the issue of liability based on the Company's alleged practice and policy of making allegedly improper deductions from the pay of its restaurant general managers and assistant managers. In April 1998, plaintiffs made a demand to settle the case for $45 million plus costs and attorney's fees, which the Company rejected. The Court, on December 21, 1998, granted plaintiffs' motion for partial summary judgment on liability and concluded that certain managerial employees were not exempt from the overtime provisions of the FLSA. A trial on damages in this case is scheduled to begin on June 1, 1999. The Company intends to appeal the ruling and vigorously defend against plaintiffs' damage claims. If the Court's ruling as to liability is upheld, the Company will be liable for damages. Based upon the Court's December 21 ruling and as discussed in Note 13 to the Consolidated Financial Statements, a charge of $3.5 million was recorded in the fourth quarter of 1998. If the ruling were to be upheld, the Company's ultimate liability could be greater than the amount that has been recorded and could be materially adverse to the Company's financial position, results of operations and liquidity.

In the four remaining cases, discovery is proceeding but is in a preliminary stage. The second case certified as a class action has been set for trial in 2000, and one of the cases, in which the Court denied class certification, has been set for trial in September 1999. The remaining cases have not been set for trial. Management believes that it has substantial defenses to the claims made in these cases and intends to vigorously defend them. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can currently be determined and accordingly no provision for any potential liability has been made in the Consolidated Financial Statements. In the event of an unfavorable outcome in these cases resulting in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

YEAR 2000 ISSUES AND CONTINGENCIES

The Year 2000 issue is the result of computer programs which have been written using two rather than four digits to define the applicable year. Any of the computer programs or operating systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process restaurant transactions, process orders from the Company's distribution and manufacturing operation, or engage in normal business activities.

The Company conducts its business with a great degree of reliance on the appropriate functioning of various internally-operated software systems. The Company's primary information technology systems are as follows:

Point of Sale Cash Register system ("POS system")- This system has been fully operational in the Company's Shoney's Restaurants and Captain D's since January 1998. The POS system affords the Company many efficiencies, including electronic recording of transactions such as restaurant sales, product mix, payroll time and attendance and cash accounting. The POS system also serves as the means by which restaurants process orders with the Company's distribution and manufacturing operation, transmit hours worked for hourly employees resulting in the recording of restaurant labor costs for these personnel, as well as providing numerous information uses for management in the operation of the Company's business.

Distribution and Manufacturing system ("Distribution system")- This system provides information for the management of inventory at the Company's three distribution centers, which provide Company-operated and certain franchised restaurants the majority of the necessary food and supplies. This system also processes transactions for the Company's purchasing function, order processing, sales forecasting and inventory management. This system has a major impact on the food cost recorded by the Company.

General Ledger, Accounts Payable and Accounts Receivable system ("General Ledger system")- This system facilitates the maintenance of all financial transactions to the Company's financial statements (general ledger), as well as the processing of the Company's accounts payable, accounts receivable, and property, plant and equipment records.

Payroll system ("Payroll system")- This system accumulates, records and processes all payroll related transactions.

At present, management has completed the assessment of its Year 2000 issues for all of the systems discussed above. The Company has completed the remediation, testing, and implementation phases for the POS and General Ledger systems. The remediation and programming phase has begun for the Distribution and Payroll systems. Management believes it is Year 2000 compliant with respect to the POS and General Ledger systems. Management anticipates that all phases of the Year 2000 project will be completed by June 30, 1999. At present, management estimates the Distribution system to be 70% complete and the Payroll system to be 10% complete.

Third Party Relationships- The Company does not have any material relationships with third parties that involve the transmittal of data electronically, which would affect the results of operations or financial position of the Company. The Company does have material relationships with certain suppliers of food products. Management is not aware of Year 2000 issues with these suppliers; however, the Company has no way of assuring that its major suppliers will be Year 2000 compliant and is unable to estimate the effect of their noncompliance on the delivery of the necessary food products.

The Company also relies on numerous financial institutions for the repository of monies from the Company's restaurant locations located mainly across the southeastern United States. These funds are generally transferred nightly to the Company's main depository bank. While management is comfortable with the Company's main depository bank with respect to Year 2000 issues, there can be no assurance that the many institutions with which the Company does business will be Year 2000 compliant. Such non-compliance could have a material effect on the Company's liquidity or financial position.

Other systems affected by the Year 2000 issue-The Company relies on a number of other systems that could be affected by Year 2000 related failures. The corporate phone system has been upgraded to be Year 2000 compliant. The operating system for the corporate and regional office network will require software and hardware upgrades to become Year 2000 compliant. The Company has received assurance from its credit card processor that they will be compliant by April 1999. The Year 2000 issue has and will divert information systems resources from other projects. This diversion is not expected to have a material effect on the Company's financial position or results of operations.

Management's Estimate of Costs to be Year 2000 Compliant

The Company will utilize both external and internal resources to reprogram or replace, test and implement the software needed for Year 2000 modifications. The total cost for Year 2000 software related readiness is estimated to be approximately $450,000. To date, the Company has incurred approximately $235,000 of these costs. The majority of the remaining costs relate to the completion of the compliance of the Company's Payroll system. The hardware upgrade for the corporate and regional office network is estimated to be approximately $1.2 million of which approximately $400,000 has been spent.

Contingency Plans

As of December 1998, the Company has not developed contingency plans for the Year 2000 issue. The POS and General Ledger systems are Year 2000 compliant. Additional testing will be performed on the two systems to insure compliance. The Company has received the Year 2000 compliant upgrade for its Payroll system and has begun the remediation and programming phase. The remediation and programming stage for the Distribution system is near completion. If Year 2000 compliance issues arise, contingency plans will be developed.

Risks Associated with the Company's Remaining Year 2000 Compliance Program

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has yet to complete all necessary phases of the Year 2000 program, mainly with respect to its Payroll system. Should management be unable to complete the additional phases, the Company would be unable to efficiently process its payroll transactions. Additionally, such non-compliance could result in liability associated with various labor related laws. The amount of this potential liability cannot be assessed at this time. There is still uncertainty around the scope of the Year 2000 issue. At this time, the Company cannot quantify the potential impact of these failures. The Company's Year 2000 program is being developed to address issues that are within the Company's control. The program minimizes, but does not eliminate, the issues of external parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


Interest Rate Risk. The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under its 1997 Credit Facility. From time to time the Company enters into agreements to reduce its interest rate risks. The Company does not speculate on the future direction of interest rates. The Company's 1997 Credit Facility bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR). As of October 25, 1998, $259.6 million of the Company's debt bore interest rates at variable rates. The Company has entered into agreements to effectively swap $100 million of the floating rate debt to fixed rate debt. In 1998, these agreements increased the Company's interest expense by $267,000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk. Many of the food products purchased by the company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain seafood species is volatile, the Company believes that it has the ability to identify and access alternative seafood products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are fish, coffee, beef, pork, produce and eggs among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies, would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Consolidated Financial Statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 28 through 57 of this Annual Report on Form 10-K.


                           REPORT OF ERNST & YOUNG LLP
                              Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.

           We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 25, 1998 and October 26, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 25, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 25, 1998 and October 26, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 25, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

           As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of in the year ended October 26, 1997.



Nashville, Tennessee
December 10, 1998, except for                       /s/ ERNST & YOUNG LLP
paragraphs one through ten of Note 13,
as to which the date is December 31, 1998

                           CONSOLIDATED BALANCE SHEET
                         Shoney's, Inc. and Subsidiaries

                                                                          October 25        October 26
                                                                             1998               1997
                                                                         -------------     -------------
ASSETS
  Current assets
    Cash and cash equivalents                                            $  16,277,722     $  11,851,223
    Notes and accounts receivable, less allowance for doubtful
      accounts of $1,142,000 in 1998 and $1,596,000 in 1997                 10,263,490        11,611,369
    Inventories                                                             37,146,297        38,382,843
    Deferred income taxes                                                                     34,758,835
    Refundable income taxes                                                 14,005,359         4,076,550
    Prepaid expenses and other current assets                                3,390,458         4,840,539
    Net property, plant and equipment held for sale                         69,878,238        28,021,259
                                                                         -------------     -------------
      Total current assets                                                 150,961,564       133,542,618

    Property, plant and equipment, at cost
      Land                                                                 100,136,968       134,119,937
      Buildings                                                            215,112,056       254,888,645
      Buildings under capital leases                                        17,605,400        24,803,349
      Restaurant and other equipment                                       261,081,978       281,930,600
      Leasehold improvements                                                69,020,663        70,277,951
      Rental properties                                                     13,848,502        20,818,708
      Construction in progress (estimated cost to complete:
         $608,000 in 1998 and $971,000 in 1997)                              1,173,215         3,237,014
                                                                         -------------     -------------
                                                                           677,978,782       790,076,204
      Less accumulated depreciation and amortization                      (350,673,367)     (343,645,369)
                                                                         -------------     -------------
        Net property, plant and equipment                                  327,305,415       446,430,835

    Other assets
      Goodwill (net of accumulated amortization of $5,465,000 in 1998
       and $3,230,000 in 1997)                                              29,819,721        47,803,815
      Deferred charges and other intangible assets                          10,581,373         5,889,044
      Other                                                                  4,800,760        11,022,447
                                                                         -------------     -------------
        Total other assets                                                  45,201,854        64,715,306
                                                                         -------------     -------------

                                                                         $ 523,468,833     $ 644,688,759
                                                                         =============     =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                         Shoney's, Inc. and Subsidiaries

                                                                           October 25        October 26
                                                                              1998              1997
                                                                          -------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
  Current liabilities
    Accounts payable                                                      $  37,522,186     $  34,156,943
    Taxes other than income taxes                                            12,354,844        13,343,991
    Employee compensation and related items                                  67,712,551        62,026,864
    Accrued interest expense                                                  3,799,970         2,708,585
    Other accrued liabilities                                                42,577,218        32,534,544
    Reserve for litigation settlement due within one year                       372,961        16,010,297
    Debt and capital lease obligations due within one year                   11,980,656        10,997,069
                                                                          -------------     -------------
      Total current liabilities                                             176,320,386       171,778,293

  Long-term debt                                                            424,966,962       443,284,483

  Obligations under capital leases                                           18,276,148        22,754,134

  Reserve for litigation settlement                                             226,679           294,672

  Deferred income and other liabilities                                      23,165,829        18,922,137


  Commitments and contingencies

  Shareholders' deficit
    Common stock, $1 par value: 200,000,000 shares authorized;
      issued and outstanding 48,694,865 in 1998 and 48,568,109 in 1997       48,694,865        48,568,109
    Additional paid-in capital                                              137,296,111       136,861,158
    Accumulated deficit                                                    (305,478,147)     (197,774,227)
                                                                          -------------     -------------

     Total shareholders' deficit                                           (119,487,171)      (12,344,960)
                                                                          -------------     -------------
                                                                          $ 523,468,833     $ 644,688,759
                                                                          =============     =============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         Shoney's, Inc. and Subsidiaries


                                                                                         Years Ended
                                                                    ------------------------------------------------------
                                                                     October 25           October 26          October 27
                                                                        1998                 1997                1996
                                                                    ---------------     ---------------     --------------
 Revenues
  Net sales                                                         $ 1,115,634,349     $ 1,202,755,479     $1,066,049,153
  Franchise fees                                                         14,468,561          14,921,918         26,615,679
  Other income                                                           13,259,553           9,398,968          7,076,957
                                                                    ---------------     ---------------     --------------
        Total revenues                                                1,143,362,463       1,227,076,365      1,099,741,789

Costs and expenses
  Cost of sales
    Food and supplies                                                   434,764,523         478,673,418        440,500,493
    Restaurant labor                                                    308,465,116         319,367,035        270,138,654
    Operating expenses                                                  291,899,974         295,748,837        240,926,289
                                                                    ---------------     ---------------     --------------
                                                                      1,035,129,613       1,093,789,290        951,565,436

  General and administrative expenses                                    90,844,956          84,401,341         68,226,580
  Impairment of long-lived assets                                        48,403,158          53,967,244
  Interest expense                                                       48,476,518          45,015,794         37,950,879
                                                                    ---------------     ---------------     --------------

        Total costs and expenses                                      1,222,854,245       1,277,173,669      1,057,742,895
                                                                    ---------------     ---------------     --------------

Income (loss) from continuing operations before income
  taxes and extraordinary charge                                        (79,491,782)        (50,097,304)        41,998,894

Provision for (benefit from) income taxes
  Current                                                               (11,291,000)         (8,076,550)         7,315,000
  Deferred                                                               38,088,000          (6,309,912)         8,638,000
                                                                    ---------------     ---------------     --------------
       Total income taxes                                                26,797,000         (14,386,462)        15,953,000

Income (loss) from continuing operations
    before extraordinary charge                                        (106,288,782)        (35,710,842)        26,045,894
Discontinued operations, net of income taxes                                                                       397,816
Gain on sale of discontinued operations, net of
  income taxes                                                                                                  22,080,375
Extraordinary charge on the early extinguishment of debt,
    net of income tax benefit                                            (1,415,138)
                                                                    ---------------     ---------------     --------------
Net income (loss)                                                   $  (107,703,920)    $   (35,710,842)    $   48,524,085
                                                                    ===============     ===============     ==============

Earnings (loss) per common share
  Basic:
    Income (loss) from continuing operations
      before extraordinary charge                                   $         (2.18)    $         (0.74)    $         0.61
    Discontinued operations, net of income taxes                                                                      0.01
    Gain on sale of discontinued operations, net of income taxes                                                      0.52
    Extraordinary charge on the early extinguishment of
      debt, net of income tax benefit                                         (0.03)
                                                                    ---------------     ---------------     --------------
    Net income (loss)                                               $         (2.21)    $         (0.74)    $         1.14
                                                                    ===============     ===============     ==============

  Diluted:
    Income (loss) from continuing operations
      before extraordinary charge                                   $         (2.18)    $         (0.74)    $         0.61
    Discontinued operations, net of income taxes                                                                      0.01
    Gain on sale of discontinued operations, net of income taxes                                                      0.52
    Extraordinary charge on the early extinguishment of
      debt, net of income tax benefit                                         (0.03)
                                                                    ---------------     ---------------     --------------
    Net income (loss)                                               $         (2.21)    $         (0.74)    $         1.14
                                                                    ===============     ===============     ==============

Weighted average shares outstanding
  Basic                                                                  48,665,685          48,539,573         42,590,581
  Diluted                                                                48,665,685          48,539,573         42,705,790


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         Shoney's, Inc. and Subsidiaries

                                                                                                                        Total
                                                                Additional                                           Shareholders'
                                                Common            Paid-in                           Accumulated         Equity
                                                 Stock            Capital             Other           Deficit          (Deficit)
                                             -------------     -------------       -----------     -------------     -------------
Balances at October 29, 1995                 $  41,510,659     $  60,770,176       $         0      $(210,587,470)   $(108,306,635)

Net income                                                                                             48,524,085       48,524,085
Tax benefits related to
  compensation plans                                                  66,334                                                66,334
Issuance of common shares pursuant to
  employee stock option and
  stock benefit plans                              162,458         1,098,411                                             1,260,869
Common shares issued to acquire TPI assets       6,785,114        51,755,763                                            58,540,877
Compensation related to grant
  of restricted shares
  of common stock                                                    198,569                                               198,569
Unrealized gain on securities available
 for sale                                                                              243,481                             243,481
                                             -------------     -------------       -----------     -------------     -------------
Balances at October 27, 1996                    48,458,231       113,889,253           243,481      (162,063,385)          527,580

Net loss                                                                                             (35,710,842)      (35,710,842)
Tax benefits related to
  compensation plans                                                  10,638                                                10,638
Issuance of common shares pursuant to
  employee stock option and
  stock benefit plans                              109,878           471,014                                               580,892
Reversal of deferred tax liability                                22,501,840                                            22,501,840
Compensation related to grant
  of restricted shares
  of common stock                                                    (11,587)                                              (11,587)
Change in unrealized gain on securities
  available for sale                                                                  (243,481)                           (243,481)
                                             -------------     -------------       -----------     -------------     -------------
Balances at October 26, 1997                    48,568,109       136,861,158                 0      (197,774,227)      (12,344,960)


Net loss                                                                                            (107,703,920)     (107,703,920)
Tax benefits related to
  compensation plans                                                   1,078                                                 1,078
Issuance of common shares pursuant to
  employee stock option and
  stock benefit plans                              126,756           201,754                                               328,510
Compensation related to grant
  of restricted shares
  of common stock                                                    232,121                                               232,121
                                             -------------     -------------       -----------     -------------     -------------

Balances at October 25, 1998                 $  48,694,865     $ 137,296,111       $         0     $(305,478,147)    $(119,487,171)
                                             =============     =============       ===========     =============     =============







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Shoney's, Inc. and Subsidiaries



                                                                                         Years Ended
                                                                    -----------------------------------------------------
                                                                     October 25          October 26          October 27
                                                                        1998                 1997                1996
                                                                    -------------       -------------       -------------
Operating activities
  Net income (loss)                                                 $(107,703,920)      $ (35,710,842)      $  48,524,085
  Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
     Income from discontinued operations, net of taxes                                                           (397,816)
     Gain on sale of discontinued operations, net of taxes                                                    (22,080,375)
     Depreciation and amortization                                     46,979,482          53,857,415          46,351,634
     Interest expense on subordinated zero coupon
         convertible debt and other noncash charges                    19,584,712          15,588,438          10,985,921
     Deferred income taxes                                             38,088,000          (6,309,912)          8,691,000
     (Gain) loss on disposal of property, plant and equipment          (8,133,057)         (2,269,793)             93,000
     Impairment of long-lived assets                                   48,403,158          53,967,244
     Changes in operating assets and liabilities:
         Notes and accounts receivable                                  1,966,717           1,799,103           2,557,721
         Inventories                                                    1,236,546           5,865,217          (3,441,744)
         Prepaid expenses                                               1,450,081           1,959,272              13,843
         Accounts payable                                               2,524,508         (10,660,082)         13,265,352
         Accrued expenses                                              14,740,256             621,144           5,421,151
         Federal and state income taxes                                 1,612,557          (3,491,062)        (17,904,149)
         Refundable income taxes                                       (9,928,809)         (4,076,550)
         Deferred income and other liabilities                          4,243,692          (1,802,652)         (1,736,308)
                                                                    -------------       -------------       -------------
     Net cash provided by continuing operating activities              55,063,923          69,336,940          90,343,315
     Net cash used in discontinued operating activities                                                          (655,622)
                                                                    -------------       -------------       -------------
     Net cash provided by operating activities                         55,063,923          69,336,940          89,687,693

Investing activities
  Purchases of property, plant and equipment                          (28,935,977)        (40,205,993)        (69,658,547)
  Purchase of TPI assets, net of cash acquired                                                                (42,842,647)
  Proceeds from disposal of discontinued operations                                                            51,279,601
  Proceeds from disposal of property, plant
     and equipment                                                     33,236,036          35,220,651          12,375,718
  (Increase) decrease in other assets                                   2,251,102            (409,322)         (6,716,860)
                                                                    -------------       -------------       -------------
           Net cash provided by (used in) investing activities          6,551,161          (5,394,664)        (55,562,735)

Financing activities
  Proceeds from long-term debt                                        300,533,143             484,390         127,335,626
  Payments on long-term debt and capital lease obligations           (329,304,224)        (39,829,540)       (122,077,514)
  Proceeds from line of credit and short-term debt                     16,399,000         192,535,000         224,914,000
  Payments on line of credit and short-term debt                      (16,399,000)       (194,667,000)       (231,824,508)
  Exercise of employee stock options                                       39,495             155,717             578,002
  Payments on litigation settlement                                   (15,705,329)        (22,582,554)        (23,212,800)
  Payments for debt issue costs                                       (12,751,670)         (2,155,948)         (3,382,470)
                                                                    -------------       -------------       -------------
           Net cash used by financing activities                      (57,188,585)        (66,059,935)        (27,669,664)
                                                                    -------------       -------------       -------------

  Increase (decrease) in cash and cash equivalents                      4,426,499          (2,117,659)          6,455,294
  Cash and cash equivalents at beginning of year                       11,851,223          13,968,882           7,513,588
                                                                    -------------       -------------       -------------
Cash and cash equivalents at end of year                            $  16,277,722       $  11,851,223       $  13,968,882
                                                                    =============       =============       =============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Shoney's, Inc. and Subsidiaries
             October 25, 1998, October 26, 1997 and October 27, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements to conform to the 1998 basis of presentation.

PROPERTY, PLANT AND EQUIPMENT -- Land, buildings, leasehold improvements and restaurant and other equipment are recorded at cost, including a provision for capitalized interest. Depreciation and amortization are provided principally on the straight-line method over the following estimated useful lives: restaurant buildings--20 years; certain office buildings and warehouses--20 to 40 years; real property leased to others--over the term of the lease, generally 15 to 20 years; restaurant and other equipment--3 to 10 years; and capital leases and leasehold improvements--lesser of life of assets or the term of the lease.

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

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates cash flows for individual restaurants. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value. The Company considers fair value to either be the real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant. The Company transfers long-lived assets to net property, plant and equipment held for sale when a plan to dispose of the assets has been committed to by management. Assets transferred to net property, plant and equipment held for sale is recorded at the lesser of its fair value, less estimated costs to sell or carrying amount.

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

ADVERTISING COSTS -- The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $43.7 million, $45.0 million and $31.9 million in 1998, 1997 and 1996, respectively.

INTEREST RATE HEDGE PROGRAM -- As a hedge against fluctuations in interest rates, the Company has entered into interest rate exchange agreements to swap a portion of its variable rate interest payment obligations for fixed rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method).

FISCAL YEAR -- The Company's fiscal year ends on the last Sunday in October. Fiscal years 1998, 1997 and 1996 were comprised of 52 weeks each.

BUSINESS SEGMENTS -- The Company's restaurant operations constitute a dominant segment in accordance with Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." ("SFAS 14")

STOCK-BASED COMPENSATION -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the Company generally grants stock under its stock-based compensation plans at an exercise price equal to the fair value of the shares at the date of grant, no material compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation" ("SFAS 123"), (see Note 9).

EARNINGS PER SHARE -- The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") at the beginning of 1998. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" ("APB 15") and was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common stock and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted-average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not affect Basic EPS. The Company has restated all prior periods presented.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-term debt: The carrying amounts of the Company's borrowings under its Senior Debt-Line of Credit, and Senior Debt Term A and Term B Notes which have variable interest rates approximate their fair value. The fair values of the Company's subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures were determined based on quoted market prices. The fair value of other long-term debt, industrial revenue bonds and notes payable was estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined based on quoted market prices.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and management does not anticipate its adoption will have a material impact on the presentation of the financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which supersedes Statement of Financial Accounting Standard No.14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating Segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. Management does not anticipate that the adoption of SOP 98-1 will have a material effect on the results of operations or financial position of the Company.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

CONCENTRATION OF RISKS AND USE OF ESTIMATES -- As of October 25, 1998, the Company operated and franchised a chain of 1,261 restaurants in 28 states, which consists of three restaurant divisions: Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two distinct restaurant concepts). The majority of the Company's restaurants are located in the southeastern United States. The Company also operates a distribution and manufacturing business that supplies food and supplies to Company and franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. Additionally, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or non-performance would materially affect the Company's results of operations.

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

NOTE 2 - ACQUISITIONS

As of September 9, 1996, the Company completed the acquisition of substantially all the assets of TPI Enterprises, Inc. ("TPI") which, as the largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price of $164.4 million consisted of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of indebtedness under TPI's 8.25% convertible subordinated debentures, the assumption or satisfaction of TPI's outstanding debt of approximately $59.1 million and transaction costs of $3.0 million net of cash acquired of $3.7 million. The Company borrowed $100.0 million under a bridge loan (which has been subsequently refinanced, see Note 8) to finance the acquisition and to provide additional working capital for the Company.

Approximately $43.0 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

The TPI acquisition was accounted for as a purchase and the results of TPI's operations have been included in the Company's Consolidated Financial Statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which is being amortized on a straight line basis over 20 years. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $7.0 million in 1997 and approximately $13.1 million in 1998 (see Note 4).

The following unaudited pro forma information presents a summary of consolidated results of operations of the acquired operations of TPI and the Company as if the acquisition had occurred as of the beginning of 1996, with pro forma adjustments to give effect to amortization of goodwill, interest expense, acquisition-related debt, and certain other adjustments, together with the related tax effects.

                                                       Amounts in thousands,
                                                      except per share amounts
                                                            October 27
                                                                1996
                                                            ------------
Net revenues                                                $  1,337,430
Income from continuing operations                           $     14,713
Net income                                                  $     37,191
Earnings per common share (diluted)
  Continuing operations                                     $       0.30
  Net income                                                $       0.75

As of October 25, 1998, of the properties acquired in the TPI transaction, the Company has closed 65 Shoney's Restaurants, 10 Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. Certain of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees, and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21.0 million. During 1998, approximately $2.3 million in costs were charged to this liability, including approximately $1.6 million in cost to exit restaurants acquired, and $0.7 million in lease payments associated with the former TPI corporate headquarters. During 1997, approximately $4.5 million in costs were charged to this liability, including approximately $1.9 million in costs to exit restaurants acquired, and $2.6 million in severance costs and lease payments associated with the former TPI corporate headquarters. Approximately $2.5 million in costs were charged to this liability during 1996. Approximately $11.7 million of exit costs related to the TPI acquisitions remain accrued at October 25, 1998.

The Company made no acquisitions of restaurants during 1998. The Company acquired four franchised restaurants during 1997, each of which was accounted for as a purchase, for an aggregate purchase price of $3.6 million. In addition to restaurants acquired from TPI, the Company acquired 18 franchised restaurants during 1996 for an aggregate purchase price of $18.1 million, each of which was accounted for as a purchase.

The Consolidated Financial Statements reflect the results of operations of each restaurant acquired since the date of acquisition. Pro forma results of operations with respect to these additional restaurants have not been presented because the effect of these acquisitions was not material.


NOTE 3 - DISCONTINUED OPERATIONS AND RESTRUCTURING

In January 1995, the Company's Board of Directors announced a reorganization designed to improve the performance and growth of the Shoney's Restaurant concept. The reorganization included the decision to divest certain non-core lines of business including the Lee's Famous Recipe restaurant division and Mike Rose Foods, Inc. ("MRF"), a private label manufacturer of food products.

The Company sold its Lee's Famous Recipe restaurants in October 1995 for $24.5 million cash and a $4.0 million promissory note, resulting in a gain of $5.5 million, net of tax. The promissory note is due in monthly installments over five years, and is further secured by perfected security interests in the Lee's Famous Recipe trademarks and in the franchise agreements of Lee's Famous Recipe. The sale of MRF was completed in November 1995 for $55.0 million cash and resulted in a gain of approximately $22.1 million, net of tax.

The results of operations of the lines of business divested have been treated as discontinued operations in the accompanying financial statements and are presented net of any related income tax expense.

During the fourth quarter of 1995, the Company implemented a plan to close 41 under-performing restaurants (17 Shoney's Restaurants, 22 Captain D's and two Fifth Quarters). The Company accrued approximately $6.6 million of restructuring expenses related to those planned closures, consisting principally of the write-down of assets to their net realizable value and the accrual of leases and other costs associated with closure in excess of anticipated sublease income. In addition, during 1995 the Company accrued severance costs of $1.4 million related to the restructuring. Amounts charged to these liabilities were approximately $54,000, $353,000, and $1,207,000 in 1998, 1997 and 1996,
respectively. In addition, during 1997, the restructuring liability was reduced by $493,000 as a result of a change in estimate for certain exit costs.


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS, ASSETS HELD FOR DISPOSAL AND EXIT
COSTS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 in the first quarter of 1997 was $17.6 million. Approximately $11.2 million of the asset impairment write down related to properties held for disposal and approximately $6.4 million related to assets held and used in the Company's operations. The Company's initial asset impairment analysis did not include any of the restaurants acquired from TPI in 1996 (see Note 2). The Company recorded an asset impairment charge of $36.4 million in the fourth quarter of 1997, of which $33.1 million was related to assets held and used in the Company's operations and $3.3 million was related to assets held for disposal. The fourth quarter 1997 impairment charge of $36.4 million was the result of additional analysis by management and a full year's operating results from the restaurants acquired from TPI. During the first quarter of 1998, the Company recorded an additional impairment charge of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. Based on the continued decline in operating performance of the Company's restaurant operations, particularly the Shoney's Restaurants division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $45.8 million during the third quarter of 1998. Approximately $42.9 million of the third quarter 1998 asset impairment charge related to assets held and used in the Company's operations and approximately $2.9 million related to assets held for disposal.

At October 25, 1998, the carrying value of the 123 properties to be disposed of was $69.9 million and is reflected on the balance sheet as net assets held for disposal. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

The Company also incurs certain exit costs when the decision to close a restaurant is made, generally for the accrual of the remaining leasehold obligations on leased units that are closed. Exit costs associated with the accrual of remaining leasehold obligations, net of anticipated sublease rental income, are included in the Consolidated Statement of Operations in the Operating Expense caption. The Company recorded approximately $10.7 million in exit costs during 1998, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed (or to be closed). The Company accrued $1.3 million in exits costs during 1997 associated with leasehold obligations on leased units that were closed during the year. The Company charged $1.0 million against these exit costs reserves in 1998. Approximately $11.0 million of accrued exit costs remain at October 25, 1998.

During 1998, the Company closed 104 restaurants and management currently plans to close or dispose of an additional 62 restaurants during the first two quarters of 1999. Below are sales and operating income or loss for 1998, 1997, and 1996 on the restaurants closed in 1998 or to be closed or disposed of in 1999.

                                ($ in thousands)

                                    1998                          1997                      1996
                              --------------------        -----------------------     ---------------------
                                                                                                  Operating
                                         Operating                     Operating                   Income
                              Sales        loss           Sales          loss         Sales        (loss)
                              -----      ---------        -----        ----------     -----       ---------

Stores closed during
1998                       $  70,376     $ (10,486)     $ 105,041      $  (8,510)    $112,862     $(5,640)

Stores planned to be
closed or disposed of
during 1999
                              78,520       ( 3,762)        82,925         (2,016)      83,672         112
                           ---------     ---------      ---------      ---------     --------     -------
Total                      $ 148,896     $ (14,248)     $ 187,966      $ (10,526)    $196,534     $(5,528)
                           =========     =========      =========      =========     ========     =======

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


NOTE 6 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of $12,752,000, $2,156,000, and $3,382,000 relating to various financings during 1998, 1997 and 1996, respectively, have been paid and deferred. Amortization of debt issue costs during 1998, 1997 and 1996 was $4,072,000, $3,441,000, and $2,956,000
respectively. Debt issue costs of $1.1 million were incurred during the fourth quarter of 1997 to obtain various waivers of payments and financial covenants to facilitate the Company's refinancing (see Note 8) and were deferred at October 26, 1997. These debt issue costs were charged to interest expense during 1998. The Company had unamortized debt issue costs deferred at October 26, 1997 totaling $2.2 million related to debt refinanced on December 2, 1997, which resulted in an extraordinary loss, net of tax, totaling approximately $1.4 million (or $0.03 per share) in the first quarter of 1998.

NOTE 7 - INCOME TAXES

The components of the Company's deferred tax assets and liabilities as of October 25, 1998 and October 26, 1997 are as follows:


                                                          1998                1997
                                                      ------------        ------------
Deferred tax assets:
   Reserve for lawsuit settlement                     $  1,454,362        $  6,236,651
   Reserve for self insurance                           23,344,229          21,614,138
   Reserve for exit costs                                4,325,586           4,964,291
   Amortization of intangibles                           4,269,359           4,579,318
   Net operating loss, contribution and tax
     credit carryforwards                               19,280,458          16,097,216
   Book over tax depreciation                            2,298,495
   Other - net                                           8,174,454           7,313,234
                                                      ------------        ------------
   Deferred tax assets                                  63,146,943          60,804,848
   Less valuation allowance                            (63,146,943)        (10,608,943)
                                                      ------------        ------------
   Net deferred tax asset                                        0          50,195,905
                                                      ------------        ------------
Deferred tax liabilities:
   Tax over book depreciation                                               10,596,029
   Other - net                                                               1,511,876
                                                      ------------        ------------
   Deferred tax liabilities                                                 12,107,905
                                                                          ------------
Total net deferred tax asset                          $          0        $ 38,088,000
                                                      ============        ============

At October 25, 1998, the Company had net operating loss (NOL) and contribution carryforwards of approximately $22.5 million and $341,000, respectively, which expire during the years 1999 through 2011. The Company also had targeted jobs and tip credit carryforwards of approximately $4.6 million which expire during the years 2003 through 2010 and alternative minimum tax credit carryforwards of $873,000 which have no expiration. These carryforward items were acquired in the acquisition of TPI. The utilization of these carryforwards is subject to limitations imposed by the Internal Revenue Code. In addition, the Company generated an NOL of approximately $35.8 million and targeted jobs and tip credits of approximately $1.5 million during fiscal 1998 which will be carried back to prior years' taxable income to recover previously paid taxes. In addition, the Company has state net operating loss carryforwards of approximately $84.2 million which expire from 2012 to 2013.

During the third quarter of 1998, the Company recorded a deferred tax asset valuation adjustment of $51.3 million. The deferred tax asset valuation adjustment is in accordance with SFAS 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. The Company considered these criteria in connection with the asset impairment charges recorded in the third quarter (see Note 4) and, accordingly, increased the deferred tax asset valuation allowance. The Company recorded an additional $1.2 million valuation allowance in the fourth quarter of 1998. Of the $63.1 million valuation allowance at October 25, 1998, $4.7 million relates to deferred tax assets acquired from TPI in 1996. If those assets are realized in the future, the related tax benefits will be recorded as a reduction of goodwill. The remaining $58.4 million relates to assets which arose after the acquisition. If the assets are realized in the future, the related tax benefits will reduce income tax expense.

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



The balance sheet classification of the net deferred tax asset is as follows:



                                                1998                     1997
                                            ----------               -----------
Current deferred tax asset                  $        0               $34,758,835
Noncurrent deferred tax asset                                          3,329,165
                                            ----------               -----------
Net deferred tax asset                      $        0               $38,088,000
                                            ==========               ===========


The components of the provision for (benefit from) income taxes are as follows:


                                              1998                1997              1996
                                          ------------       ------------       -----------
Current:

   Federal                                $(14,892,000)      $ (8,076,000)      $18,441,000

   State                                     2,795,000                            3,166,000
                                          ------------       ------------       -----------
                                           (12,097,000)        (8,076,000)       21,607,000
                                          ------------       ------------       -----------
 Deferred:

  Federal                                   38,996,000         (3,384,000)        7,623,000

  State                                       (908,000)        (2,926,000)        1,068,000
                                          ------------       ------------       -----------
                                            38,088,000         (6,310,000)        8,691,000
                                          ------------       ------------       -----------

Total income tax provision (benefit)      $ 25,991,000       $(14,386,000)      $30,298,000
                                          ============       ============       ===========

The income statement classification of the provision for (benefit from) income taxes is as follows:


                                                     1998               1997                1996
                                                 ------------       ------------       -------------
Income tax provision (benefit) attributable
  to continuing operations                       $ 26,797,000       $(14,386,000)      $  15,953,000
Discontinued operations                                                                      244,000
Gain on sale of discontinued operations                                                   14,101,000
Extraordinary charge on early
  extinguishment of debt                             (806,000)
                                                 ------------       ------------       -------------
Total income tax provision (benefit)             $ 25,991,000       $(14,386,000)      $  30,298,000
                                                 ============       ============       =============

A reconciliation of the difference between total income tax provision (benefit) and the amount computed using the statutory federal income tax rate is as follows:


                                                     1998                     1997                      1996
                                                 ------------             ------------             ------------
Statutory federal income tax rate                          35%                      35%                      35%
Federal income taxes (benefit) based
  on the statutory tax rate                      $(28,599,522)            $(17,534,056)            $ 27,587,730
State and local income taxes, net of
  federal tax benefit                              (3,882,840)              (1,883,836)               2,752,100
Targeted jobs and tip credits                        (963,706)              (1,011,929)                (941,378)
Goodwill amortization and impairment
  write-down                                        5,056,781                3,218,100
Change in valuation allowance                      52,538,000                5,860,309                 (153,000)
Reversal of income tax reserves                                             (4,000,000)
Other                                               1,842,287                  965,412                1,052,548
                                                 ------------             ------------             ------------
Total income tax provision
  (benefit)                                      $ 25,991,000             $(14,386,000)            $ 30,298,000
                                                 ============             ============             ============

The Company made income tax payments, net of refunds, of approximately $(3.1 million), $203,000 and $25.9 million during 1998, 1997 and 1996, respectively.


NOTE 8 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 25, 1998 and October 26, 1997 consisted of the following:

                                                                           1998                      1997
                                                                      -------------           -------------
Senior debt - reducing revolving credit facility                      $                       $ 135,000,000
Senior debt - Term A Note                                                77,387,946
Senior debt - Term B Note                                               181,113,692
Senior secured bridge loan                                                                       72,900,000
Senior debt - taxable variable rate notes                                                        27,650,000
Senior debt - various                                                                            44,857,523
Subordinated zero coupon debentures, due April
  2004                                                                  112,580,014             103,612,284
Subordinated convertible debentures, 8.25% due
  July 2002, (net of discount of $3,254,600 in 1998
  and 3,938,854 in 1997)                                                 48,308,400              47,624,146
Industrial revenue bonds, due in varying annual
  installments to May 2006 collateralized by land,
  buildings, equipment and restricted cash                               10,315,000              13,820,417
Notes payable to others, 6.0% to 10.25%, maturing
  at varying dates to 2009 (the balance of the notes
  are fully secured by land, buildings and equipment)                     5,267,458               6,579,771
                                                                      -------------           -------------
                                                                        434,972,510             452,044,141
Obligations under capital leases                                         20,251,256              24,991,545
                                                                      -------------           -------------
                                                                        455,223,766             477,035,686
Less amounts due within one year                                         11,980,656              10,997,069
                                                                      -------------           -------------
Amounts due after one year                                            $ 443,243,110           $ 466,038,617
                                                                      =============           =============


SENIOR DEBT REFINANCING

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility of up to $375.0 million ("1997 Credit Facility") consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. Initially, the credit facility provided for interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain defined financial ratios, the applicable margins have increased 0.25% which is the maximum required under the credit agreement. In connection with the refinancing, the Company agreed to terminate a $20.0 million bank line of credit which was replaced by the $75.0 million Line of Credit.

TERM NOTES

At October 25, 1998, the Company had approximately $77.4 million and $181.1 million outstanding under its Term A Note and Term B Note, respectively. During 1999, principal reductions of $16.0 million are scheduled for the Term A Note and principal reductions of $921,000 are scheduled for the Term B Note. Of these amounts, $7.4 million was prepaid as of October 25, 1998. At October 25, 1998, the effective interest rates on the term notes were 8.4% and 8.9% for the Term A Note and Term B Note, respectively.

LINE OF CREDIT

The Company had no borrowings outstanding on its $75.0 million Line of Credit at October 25, 1998. Available credit under the Line of Credit is reduced by letters of credit, which totaled $19.8 million at October 25, 1998, resulting in available credit of $55.2 million. The Company pays an annual fee of 0.5% for unused available credit under the facility. At October 25, 1998, the interest rate for the Line of Credit was 10.75%.

INTEREST RATE HEDGE PROGRAM

The new credit facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at October 25, 1998, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin and an additional $20.0 million hedge agreement which fixes the interest rate on the covered amount of debt at 5.5% plus the applicable margin. At October 25, 1998, the estimated cost to exit the Company's interest rate swap agreements was approximately $2.7 million. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the Consolidated Financial Statements.

LOAN COVENANTS

The Company's senior credit facility is secured by substantially all of the Company's assets. The Company's debt agreements (1) require satisfaction of certain financial ratios and tests (which become more restrictive during the term of the credit facility); (2) impose limitations on capital expenditures;
(3) limit
the Company's ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. Based on the Company's financial leverage covenant ratio as of the end of the second quarter of 1998, the interest rate margin on the term notes and Line of Credit increased .25% effective June 24, 1998. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during 1999. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not achieve compliance with the modified financial covenants and management could be forced to seek additional modifications to the Company's credit agreements. At October 25, 1998, the Company was in compliance with all of its debt covenants.

SUBORDINATED ZERO COUPON CONVERTIBLE DEBENTURES, DUE APRIL 2004

The subordinated zero coupon convertible debentures were issued at $286.89 per $1,000 note (aggregate amount of $57.7 million). There are no periodic cash payments of interest. The issue price represents a yield to maturity of 8.5% based on a semiannual bond equivalent basis. At maturity each note is convertible into 29.349 shares of the Company's common stock, at the option of the holder. The Company has reserved 5,205,632 shares for future issuance pursuant to these debentures.

SUBORDINATED CONVERTIBLE DEBENTURES, 8.25%, DUE JULY 2002

In connection with the acquisition of substantially all of the assets of TPI in September 1996, the Company assumed, through a supplemental indenture, $51.6 million (principal amount) of 8.25% subordinated convertible debentures due July 15, 2002. The bonds are convertible at the holders' option, subject to compliance with the provisions of the supplemental indenture, into 50.508 shares of the Company's stock for each $1,000 debenture. In addition, upon conversion, debenture holders are entitled to a cash distribution per share equal to the cash distributions made by TPI to its common shareholders in connection with the liquidation and dissolution of TPI. Interest on the bonds is due semi-annually in January and July.

OTHER DEBT INFORMATION

The Company's industrial revenue bonds include $9.2 million at fixed interest rates ranging from 9% to 10% and $1.1 million at a floating interest rate subject to a floor of 7.5% and a ceiling of 15.0%.


Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:
                                ($ in millions)

         1999                     2000                    2001                    2002                     2003
         ----                     ----                    ----                    ----                     ----
         $12.0                    $24.9                   $38.0                  $250.8                    $2.4

Net interest costs of approximately $65,000, $300,000, and $400,000 were capitalized as a part of building costs during 1998, 1997 and 1996, respectively. Interest paid was approximately $32.6 million, $33.8 million, and $26.5 million during 1998, 1997 and 1996, respectively.

The Company has standby letters of credit of $19.8 million outstanding at October 25, 1998 which are principally utilized to support the Company's self-insurance programs. All of the outstanding letters of credit are supported by the Company's $75 million line of credit.

The carrying value and estimated fair value of the Company's debt are summarized in the following table:

                                                                                  October 25, 1998
                                                                           -------------------------------
                                                                                                Estimated
                                                                           Carrying Value       Fair Value
                                                                           --------------       ----------
Senior debt-Term A Note                                                    $  77,387,946     $  77,387,946
Senior debt-Term B Note                                                      181,113,692       181,113,692
Subordinated zero coupon convertible debentures                              112,580,014        49,885,311
Subordinated convertible debentures                                           48,308,400        48,665,159
Industrial revenue bonds                                                      10,315,000        10,698,719
Notes payable to others                                                        5,267,458         5,268,045
Interest rate swap agreements                                                          0         2,696,386
                                                                           -------------     -------------
          Total Debt                                                       $ 434,972,510     $ 375,715,258
                                                                           =============     =============

See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.


NOTE 9 - STOCK BASED COMPENSATION

The stock option plan adopted by the Company in 1969, and as subsequently amended, provided for the granting of options to purchase 0 and 54,335 shares of the common stock of the Company as of October 25, 1998 and October 26, 1997, respectively. No options are available for future grant under this plan. A second stock option plan adopted by the Company in 1981 (the "1981 Plan"), and as subsequently amended, provided for the issuance of options to purchase 7,501,431 shares of the common stock of the Company and included 930,828 and 2,078,431 shares reserved for future grants as of October 25, 1998 and October 26, 1997, respectively. On September 9, 1996, options to purchase 615,146 shares of the Company's common stock were issued in exchange for the outstanding TPI options in connection with the Company's acquisition of the assets of TPI ("the 1996 Plan"). The 1996 Plan provided for the issuance of options to purchase 620,000 shares of which 252,187 were outstanding as of October 25, 1998.

The Company has a stock plan (the "1998 Stock Plan") under which options to purchase 2,000,000 shares of the Company's common stock may be granted at October 25, 1998. Options under this plan may be granted to employees or to non-employee Board members as equity-based stock incentives and /or other equity, or equity-based incentives in the Company. As of October 25, 1998 no options had been awarded under the plan.

The plans provide for the issuance of options having terms of up to 10 years and which become exercisable generally at a rate of 20% per year or as determined by the Company's Human Resources and Compensation

Committee of the Board of Directors, but not to exceed 33 1/3% per year. Option prices may not be less than the market price on the date of grant.

The Company has a stock option plan for directors (the "Directors Plan") under which options to purchase 200,000 shares of common stock may be granted to non-employee directors. The Directors Plan covered 195,000 shares of the common stock of the Company and included 165,000 and 140,000 shares available for future grant at October 25, 1998 and October 26, 1997, respectively. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted. Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and in full in the event of death or disability.

On December 9, 1997, the Company repriced 333,500 stock options that were granted between June 8, 1995 and September 2, 1997 with the exercise prices ranging from $5.375 to $10.625. The new exercise price for these options is $3.9375, which was the fair market value, as of December 9, 1997. These options retained their original term and vesting schedule. Additionally, 442,889 stock options were canceled and regranted at $3.9375 on that same date. The original options were granted between November 11, 1989 and October 13, 1994 with exercise prices ranging from $13.875 to $25.51. Of these, 404,950 have a five year term and vest 20% per year after one year and fully vest after five years.

On January 15, 1998, the Company canceled 1,000,000 options that were exercisable based on the market price appreciation of the Company's common shares or six years of continuous employment and had an exercise price of $9.625. In exchange, 100,000 options, having a ten year term, were granted with an exercise price of $3.125 and vest 20% per year after one year and fully vest after five years. The remaining 37,939 options have a ten year term and vest 20% per year after one year and fully vest after five years.

A summary of activity under the plans is as follows:

                                                                                Weighted-
                                                                                 Average
                                                 Options                       Exercise Price
                                              ------------                     -------------
Outstanding at October 29, 1995                   2,816,105                       $   14.14
Issued                                            3,912,146                           11.95
Exercised                                           (51,832)                           7.01
Expired or canceled                                (602,520)                          15.54
                                               ------------
Outstanding at October 27, 1996                   6,073,899                           12.66
Issued                                            1,077,500                            9.45
Exercised                                           (20,373)                           6.14
Expired or canceled                              (1,300,542)                          15.22
                                               ------------
Outstanding at October 26, 1997                   5,830,484                           11.52
Issued                                            4,218,634                            4.64
Exercised                                            (4,500)                           3.94
Expired or canceled                              (3,191,828)                          11.20
                                               ------------
       Outstanding at October 25, 1998            6,852,790                       $    7.17
                                               ============

At October 25, 1998, October 26, 1997 and October 27, 1996, the number of options exercisable was 941,347, 1,194,383, and 1,216,502, respectively, and the weighted-average exercise price of those options was $12.69, $16.20 and $17.85, respectively.


The following table summarizes information about stock options outstanding at October 25, 1998:

         Range of                        Number                  Weighted-                 Weighted-Average
         Exercise                     Outstanding                  Average               Remaining Contractual
         Prices                    at October 25, 1998          Exercise Price                 Life (Years)
        ---------                  -------------------          --------------        ------------------------
         $1.81-$3.31                       722,600                  $ 3.15                         8.2
         $3.69-$6.50                     3,573,337                  $ 4.78                         8.2
         $7.38-$11.75                    1,898,666                  $ 9.55                         6.0
         $13.88-$25.51                     658,187                  $17.72                         4.4

The following table presents the fair value of options granted during 1998, 1997, and 1996:

                                                                 1998
                                   --------------------------------------------------------------------
                                   Number of               Weighted-Average            Weighted-Average
                                   Options                  Exercise Price                 Fair Value
                                   ---------               ----------------            ----------------
Where exercise price:
Exceeds market price                 500,000                    $6.55                      $1.95
Equals market price                3,718,634                     4.39                       2.25
                                   ---------                    -----                      -----
                                   4,218,634                    $4.64                      $2.21
                                   =========


                                                                 1997
                                   --------------------------------------------------------------------
                                   Number of               Weighted-Average            Weighted-Average
                                    Options                  Exercise Price                Fair Value
                                   ---------               ----------------            ----------------
Where exercise price:
Exceeds market price                 749,000                    $ 10.82                    $ 3.48
Equals market price                  328,500                       6.34                      3.23
                                  ----------                    -------                    ------
                                   1,077,500                    $  9.45                    $ 3.40
                                  ==========



                                                                 1996
                                   --------------------------------------------------------------------
                                   Number of               Weighted-Average            Weighted-Average
                                    Options                  Exercise Price                Fair Value
                                   ---------               ----------------            ----------------
Where exercise price:
Exceeds market price                 250,000                    $ 15.25                    $ 4.71
Equals market price                3,662,146                      11.73                      4.26
                                   ---------                    -------                    ------
                                   3,912,146                    $ 11.95                    $ 4.28
                                   =========



The Company also has an Employee Stock Purchase Plan under which 1,646,814 shares of the Company's common stock may be issued at October 25, 1998. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and the Company issued common shares to employees of 98,556, 68,685 and 76,506 in 1998, 1997 and 1996, respectively, and issued at $2.76, $5.95, and $8.71, per share for the same periods, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan. The weighted-average fair value of shares purchased during 1998, 1997 and 1996 was $0.99, $2.10 and $3.02 per share, respectively.

The Company has an Employee Stock Bonus Plan under which 597,183 shares of the Company's common stock may be issued at October 25, 1998. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus equal to 25% of the market value of the shares being distributed also will be paid. A maximum of 1,000 shares may be awarded to any employee annually. As of October 25, 1998, grants of bonuses under this plan of 9,750 shares were outstanding. The Company has recognized compensation expense related to this plan of approximately $0, $130,000 and $174,000 for 1998, 1997 and 1996, respectively.



The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:

                                            Shares                 Cash Bonuses
                                            ------                 ------------
                               1996         4,040                   $  10,353
                               1997         3,450                   $   6,038
                               1998         6,700                   $   5,444

On November 12, 1997, the Company's Board of Directors approved the employment agreement of the Company's President and CEO, the terms of which require an award of 120,000 restricted shares of Shoney's, Inc. common stock. These shares vest on December 31, 1998 (40,000 shares); December 31, 1999 (40,000); and
December 31, 2000 (40,000) and are reflected in compensation expense based on the vesting schedule. In addition, upon distribution of the restricted shares, the employee receives a tax equalization bonus.

On August 3, 1998, the Company's Board of Directors approved the employment agreement of the President and COO of Shoney's Restaurants, the terms of which require an award of 75,000 restricted shares of Shoney's, Inc. common stock. These shares vest on April 2, 1999 (25,000); April 2, 2000 (25,000); and April 2, 2001 (25,000) and are reflected in compensation expense based on the vesting schedule. In addition, upon distribution of the restricted shares, the employee receives a tax equalization bonus.

The Company applies APB 25 and the related interpretations in accounting for its stock-based compensation plans; accordingly, the Company recognizes no compensation expense for its stock option plans or Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its stock-based compensation plans under the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996.



                                              1998         1997           1996
                                            -------      -------        -------
Risk-free interest rate                        4.88%        5.87%          6.41%
Dividend yield                                 None         None           None
Volatility factor                              .410         .382           .382
Weighted-average expected option life       7 years      7 years        7 years

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


                                                           1998             1997              1996
                                                     -----------------------------------------------
Net income (loss) - as reported                      $   (107,704)       $  (35,711)        $ 48,524
Net income (loss) - pro forma                        $   (110,704)       $  (37,780)        $ 47,942
Basic earnings (loss) per share - as reported        $      (2.21)       $    (0.74)        $   1.14
Basic earnings (loss) per share - pro forma          $      (2.27)       $    (0.78)        $   1.13
Diluted earnings (loss) per share - as reported      $      (2.21)       $    (0.74)        $   1.14
Diluted earnings (loss) per share - pro forma        $      (2.27)       $    (0.78)        $   1.12


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

Buildings under capital leases of $17,605,000 at October 25, 1998 and $24,803,000 at October 26, 1997 and accumulated amortization of $11,078,000 and $10,797,000 at October 25, 1998 and October 26, 1997, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

At October 25, 1998, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:

                                        Capital        Operating        Sublease
                                         Leases          Leases          Amounts            Total

1999                                 $  4,029,759     $11,890,582     $(1,001,629)      $ 14,918,712
2000                                    3,677,105      11,166,801        (914,450)        13,929,456
2001                                    3,512,581      10,048,607        (724,929)        12,836,259
2002                                    3,394,514       8,988,838        (578,750)        11,804,602
2003                                    2,732,697       7,761,720        (463,630)        10,030,787
Thereafter                             14,962,426      27,342,054      (2,062,414)        40,242,066
----------------------------------------------------------------------------------------------------

Total minimum rentals                  32,309,082     $77,198,602     $(5,745,802)      $103,761,882
                                                      ===========     ===========       ============
Amount representing interest          (12,057,826)
                                     ------------
Present value of net minimum rentals $ 20,251,256
                                     ============

Contingent rental expense relating to the land and building portion of capital leases was $1,154,000, $1,268,000 and $1,250,000 in 1998, 1997 and 1996,
respectively.


Total rental expense for all operating leases not capitalized is as follows:

                                                     1998                1997                1996
                                                  -----------         -----------         ----------
Minimum rentals                                   $ 8,749,142         $11,905,514         $7,640,511
Contingent rentals                                  1,416,702           1,609,439            577,386
                                                  -----------         -----------         ----------
  Subtotal                                         10,165,844          13,514,953          8,217,897
Sublease rentals                                   (1,234,546)         (1,092,823)          (674,087)
                                                  -----------         -----------         ----------
   Total                                          $ 8,931,298         $12,422,130         $7,543,810
                                                  ===========         ===========         ==========


NOTE 11 - COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS - In connection with the sale of Mike Rose Foods, Inc. ("MRF") in 1995, the Company has committed to certain minimum purchase obligations with respect to food products supplied by MRF. Under the terms of the sales agreement, the Company entered into a five year supply agreement under which MRF will continue to be the supplier, for all Company-owned restaurants, of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during 1994 for Company-owned restaurants, which was approximately $14.5 million. The contract includes certain price adjustments for changes in commodity prices which will cause the actual amount of annual purchases to change over time. Actual purchases from MRF by the Company during 1998 were approximately $24.8 million. The

Company's purchases are expected to exceed the minimum purchase volume required under the supply agreement for the foreseeable future.

SEVERANCE AGREEMENTS - The Company has employment agreements with two executive officers that provide severance pay under certain circumstances. The contracts expire at dates between 2000 and 2001. One of the agreements provides for an automatic two year extension of the term in the event of a change in control. The maximum contingent liability under these employment agreements is $2.9 million.

On July 15, 1997, a committee of the Board of Directors of the Company authorized the execution of Management Retention Agreements with certain officers of the Company to assist in the retention of key management personnel. The agreement, which covers 17 officers, provides for payment of between one and two years of base salary in the event that the executives were terminated without good cause or if the executives resigned for "good reason" (as defined in the agreements) within a one year period following a change in control of the Company. The Company's total contingent liability with respect to these agreements is approximately $3.2 million. The Company's policy for officers not party to the Management Retention Agreements is to provide severance benefits of up to twelve months salary for such officers in the event they are terminated without cause.

GUARANTEES OF INDEBTEDNESS OF OTHERS - The Company guarantees certain twenty-year leases of franchisees for a quarterly fee of approximately $25,000 and is required to offer to purchase the properties for an amount equal to the investor's unpaid mortgage ($212,500) at its maturity in 1999.

LEASEHOLD INTERESTS ASSIGNED TO OTHERS - The Company has assigned to third parties its leasehold interest with respect to approximately eight (8) properties on which, the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that the assignee does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. Although the Company has received guarantees of performance under each of the assigned leases from a majority of the assignees, the Company estimates its contingent liability associated with these assigned leases to be approximately $5.0 million.

PROPERTY SUBLET TO OTHERS - The Company subleases approximately 32 properties to others. In general, the Company remains liable for the leasehold obligation in the event that these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these sublet properties to be approximately $7.6 million.

LITIGATION - See Notes 12 and 13.

NOTE 12 - SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, court approval was granted to a class action consent decree settling certain employment litigation against the Company and its former chairman. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts from February 4, 1988 through April 19, 1991. Under the consent decree, the Company agreed to pay $105.0 million to settle these claims. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorneys fees and an estimated $4.0 million in payroll taxes (which was subsequently reduced to $2.3 million) as well as certain administrative costs. The majority of the payments were made as of March 1, 1998. Under the terms of the consent decree, the remaining payments are made on a quarterly basis, without interest, on March 1, June 1, September 1 and December 1. Remaining payment obligations under the consent decree for the next five fiscal years are approximately $295,000.

NOTE 13 - LITIGATION

Belcher I

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. The Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant restaurant managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court and approximately 240 additional potential class members opted to participate in the suit, but their notice was not received by the Court until after the cutoff date and the Court has not yet ruled on their participation in the lawsuit. On or about April 7, 1998, the plaintiffs filed a motion for partial summary judgment in Belcher I. The plaintiffs moved for summary judgment on the issue of liability based on the Company's alleged practice and policy of making allegedly improper deductions from the pay of its general managers and assistant restaurant managers. In April 1998, plaintiffs made a demand to settle the case for $45 million plus costs and attorney's fees, which the Company rejected. On December 21, 1998, the Court granted plaintiffs' motion for partial summary judgment on liability and set the case for a trial on damages to commence on June 1, 1999. On January 21, 1999, the Court denied the Company's motion to reconsider or certify the order for interlocutory appeal. The Company disagrees with the Court's ruling on liability and intends to appeal the ruling and defend vigorously against plaintiffs' damage claims. The Company has recorded a non-cash expense of $3.5 million in the fourth quarter of fiscal 1998, representing the estimated amount of potential damages, fees, and costs that it might be required to pay if the Court's ruling on liability ultimately is upheld and damages are awarded. If the court's ruling is upheld, however, the damages awarded could exceed the amount presently recorded as a liability and could be materially adverse to the Company's financial position, results of operations and liquidity.

Belcher II

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 1,800 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. On or about July 10, 1998, plaintiffs filed a motion to amend their complaint to add state law class action allegations of fraud, breach of contract, conversion, and civil conspiracy; add the Company's Senior Vice President and Controller and certain unnamed individuals as defendants; and include a prayer for $100 million in punitive damages. That motion was granted by the Court on January 4, 1999. In ruling on plaintiffs' motion, the Court did not address any of the arguments that the Company raised in opposing that motion, indicating that it would consider those arguments if the Company presented them in a dispositive motion. Trial has been scheduled to commence on January 4, 2000. If the Court later decides to bifurcate liability and damages for purposes of trial, the trial on liability will commence on January 4, 2000, and the trial on damages will not commence until June 1, 2000.

Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I and the plaintiffs may argue that the Court's December 21, 1998 ruling on liability in Belcher I should apply to this case. On March 28, 1996, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. Notice was issued to potential class members on or about July 28, 1998. Approximately 250 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date, approximately 90 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit.

Baum

On April 17, 1998, five former TPI hourly and/or fluctuating work week employees filed the case "Deborah Baum, et al. v. Shoney's, Inc. f/k/a TPI, Inc." ("Baum") in the U.S. District Court for the Middle District of Florida. TPI was the Company's largest franchisee and was acquired by the Company in September 1996. Plaintiffs purported to represent themselves and a class of other similarly situated former and current employees of TPI. Specifically, plaintiffs allege that defendant failed to compensate properly certain employees who were paid on a fluctuating work week basis, failed to compensate employees properly at the required minimum wage, and improperly required employees to work off the clock. Plaintiffs allege that such acts deprived plaintiffs of their rightful compensation, including minimum wages, overtime pay, and bonus pay. On December 3, 1998, the Court denied plaintiffs' motion to provisionally certify the class and issue notice to putative class members. On January 4, 1999, plaintiffs filed a notice of appeal regarding the Court's ruling denying class certification. The Company intends to vigorously oppose the appeal, which is interlocutory in nature, as premature. If the appeal is denied or the Court's ruling is upheld, the case will proceed on only the claims of the five named plaintiffs.

By virtue of the provisional class status, in either of the Belcher cases or Edelen, the Court could subsequently amend its decision and either reduce or increase the scope of those individuals who are determined to be similarly situated or determine that certification as a class is unwarranted.

In Belcher I, Belcher II, Edelen and Baum, the plaintiffs claim to be entitled to unpaid wages, liquidated damages, attorney's fees and expenses for an unspecified period of time claiming that certain of the Company's and TPI's acts resulted in a tolling of the statute of limitations. On December 21, 1998, the Court in Belcher I ruled that the applicable statute of limitations was not tolled as a result of the Company's acts and entered an order in the Company's favor on that issue. The Court has yet to rule on plaintiffs' equitable tolling claims in the other two cases before it. In Belcher II, Edelen, and Baum, discovery is in a preliminary state.

In December 1997, plaintiffs' counsel in Belcher I, Belcher II, and Edelen indicated that it may file a lawsuit that would involve the Captain D's concept and would purportedly involve allegations similar to those in Belcher
II. To date, plaintiffs' counsel has not served the Company or the Company's counsel with such a suit, nor has plaintiffs' counsel provided any further indication that it may file such a suit. The Company is presently unable to assess the likelihood of assertion of this threatened litigation.

Griffin

On August 5, 1997, an hourly employee filed the case of "Regina Griffin v. Shoney's, Inc. d/b/a Fifth Quarter" ("Griffin") in the U.S. District Court for the Northern District of Alabama. Plaintiff claimed the Company failed to pay her minimum wages and overtime pay in violation of the Fair Labor Standards Act. On February 24, 1998 the plaintiff served the Company with a Motion for Leave to Amend Complaint with an accompanying proposed Amended Complaint for Violation of Fair Labor Standards Act seeking to pursue the case as a class action on behalf of plaintiff and "all persons who have performed the services of waiter or waitress for Shoney's (d/b/a Fifth Quarter)." On August 24, 1998, the Company filed a Motion to Dismiss or, in the Alternative, for Summary Judgment as to the plaintiffs' claims. Prior to a decision on that motion, plaintiff filed a motion to amend her amended complaint, in order to substitute Shoney's and TPI as defendants in the case. The Court granted plaintiff's motion and on November 23, 1998, Shoney's and TPI filed a consolidated answer to plaintiff's second amended complaint. Discovery is in a preliminary state. Trial is scheduled to commence in September 1999.

With respect to Belcher II, Edelen, Baum, and Griffin, management continues to believe it has substantial defenses to the claims made and intends to vigorously defend the cases. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the Consolidated Financial Statements with respect to those cases. However, if the Court's ruling in Belcher I were applied in Edelen to determine liability, or otherwise in the event of an unfavorable outcome in any of these cases resulting in a material award for the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

Wilkinson

On December 20, 1996, a jury in Wyandotte County, Kansas returned a verdict against the Company in the case of "Wilkinson v. Shoney's, Inc." for $458,000 on a malicious prosecution and a wrongful discharge claim which was based on the Company's unsuccessful challenge to plaintiff's application for unemployment benefits after he was terminated. The jury also found the Company liable for punitive damages on the malicious prosecution claim in an amount to be set by the trial court. Although the trial court judge stated that she did not find sufficient evidence to support punitive damages, the trial judge overruled the Company's motion for judgment as a matter of law and set punitive damages in the amount of $800,000. The Company has appealed the total judgment of approximately $1.3 million. Management believes it has substantial defenses to the claims made and that the Company will likely prevail on appeal. Accordingly, no provision for any potential liability has been made in the Consolidated Financial Statements.

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the operating results or the financial position of the Company.

NOTE 14 - RETIREMENT PLAN

The Company established the Shoney's, Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1996. The Plan covers all employees who meet certain age and minimum service hour requirements. The Company matches employee contributions at 25%, up to a maximum of 4% of the participants' base pay. Total expense recognized by the Company under the Plan was approximately $341,000, $341,000 and $154,000 for 1998, 1997 and 1996, respectively.

NOTE 15 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") at the beginning of the first quarter of 1998. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" ("APB 15") and was issued to simplify the computation of earnings per share ("EPS") by replacing Primary EPS, which considers common stock and common stock equivalents in its denominator, with Basic EPS, which considers only the weighted-average common shares outstanding. SFAS 128 also replaces Fully Diluted EPS with Diluted EPS, which considers all securities that are exercisable or convertible into common stock and which would either dilute or not effect Basic EPS. As required by SFAS 128, EPS amounts for all prior periods have been restated.

The table below presents the computation of basic and diluted earnings (loss) per share:

                                                     1998                       1997                        1996
                                                -------------               ------------                -----------

Numerator:

Income (loss) from continuing operations
  before extraordinary loss - numerator
  for Basic EPS                                 $(106,288,782)              $(35,710,842)               $26,045,894

Income (loss) from continuing operations
  before extraordinary loss after assumed
  conversion of debentures - numerator for
  Diluted EPS                                   $(106,288,782)              $(35,710,842)               $26,045,894

Denominator:

Weighted-average shares outstanding -
  Denominator for Basic EPS                        48,665,685                 48,539,573                 42,590,581

Effect of dilutive securities:
  Stock-options                                                                                             115,209

Dilutive potential shares - denominator
  for Diluted EPS                                  48,665,685                 48,539,573                 42,705,790
                                                =============               ============                ===========
Basic EPS (loss)                                $       (2.18)              $      (0.74)               $      0.61
                                                =============               ============                ===========
Diluted EPS (loss)                              $       (2.18)              $      (0.74)               $      0.61
                                                =============               ============                ===========

As of October 25, 1998, the Company had outstanding 6,852,790 options to purchase shares at prices ranging from $1.81 to $25.51. In addition to options to purchase shares, the Company had approximately 195,000 common shares reserved for future distribution pursuant to certain employment agreements, and 9,750 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of October 25, 1998, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The Company reported a net loss for 1997 and 1998; therefore, the effect of considering these potentially dilutive securities would have been anti dilutive.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per share data)

                                                                                         Per Share
                                                                                  -----------------------
                                                      Income                         Income
                                                      (Loss)                         (Loss)
                                                      Before          Net            Before         Net
                 No. Of                  Gross    Extraordinary      Income       Extraordinary    Income         Stock Market
                 Weeks     Revenues      Profit       Charge         (Loss)           Charge       (Loss)      High          Low
                 -----     --------      ------       ------         ------           ------       ------      -----------------

1998

First Quarter     16       $  339,097    $ 29,053   $  (9,616)(c)    $ (11,031)(c)    $ (.20)      $ (.23)     $5.00       $3.00

Second Quarter    12          281,139      29,866      (1,396)          (1,396)         (.03)        (.03)      5.88        3.63

Third Quarter     12          277,287      31,210     (83,133)(c)      (83,133)(c)     (1.71)       (1.71)      5.06        2.75

Fourth Quarter    12          245,839      18,104     (12,144)(c)      (12,144)(c)      (.25)        (.25)      3.44        1.50
                  ------------------------------------------------------------------------------------------
                  52       $1,143,362    $108,233   $(106,289)       $(107,704)       $(2.18)(b)   $(2.21)(b)
                  ==========================================================================================
1997

First Quarter     16       $  363,290    $ 35,016   $ (13,770)(a)    $ (13,770)(a)    $ (.28)      $ (.28)     $8.75       $6.75

Second Quarter    12          295,409      37,123       5,293            5,293           .11          .11       8.25        4.38

Third Quarter     12          294,209      36,166       8,767            8,767           .18          .18       6.63        5.25

Fourth Quarter    12          274,168      24,982     (36,001)(a)      (36,001)(a)      (.74)        (.74)      6.25        4.50
                  ------------------------------------------------------------------------------------------
                  52       $1,227,076    $133,287   $ (35,711)       $ (35,711)       $ (.74)(b)   $ (.74)(b)
                  ==========================================================================================


(a) The first quarter of 1997 included an asset impairment charge resulting from the Company's adoption of SFAS 121 of $17.6 million. The fourth quarter included an additional asset impairment charge of $36.4 million.

(b) Quarterly earnings per share amounts for 1998 and 1997 do not sum to the earnings per share for 1998 and 1997.

(c) The first quarter of 1998 included an asset impairment charge of $2.6 million. The third quarter of 1998 included an asset impairment charge of $45.8 million and an income tax valuation allowance charge of $51.3 million.
    The fourth quarter of 1998 included an income tax valuation allowance charge of $1.2 million.


NOTE 17 - SHAREHOLDER RIGHTS PLAN

The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors. The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per four shares of common stock) shares of common stock at an exercise price of $60.00 per Right. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% or more of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 30% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2004. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. ss. 229.304.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 1999 Proxy Statement is incorporated herein by reference. See also, "Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

         "Executive Compensation" contained in the 1999 Proxy Statement is incorporated herein by reference. The matters labeled "Human Resources and Compensation Committee Report" and "Shareholder Return Performance Graph" contained in the 1999 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Certain Beneficial Owners and Management" contained in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         "Certain Transactions" contained in the 1999 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following are included in or filed as a part of this Annual Report on Form 10-K:

                  (1)      Financial Statements:
                           Consolidated Balance Sheet - October 25, 1998 and October 26, 1997.
                           Consolidated Statement of Operations - Years ended October 25, 1998, October 26, 1997 and October 27, 1996
                           Consolidated Statement of Shareholders' Equity (Deficit) -Years ended October 25, 1998, October 26, 1997 and October 27, 1996
                           Consolidated Statement of Cash Flows -Years ended October 25, 1998, October 26, 1997, and
                           October 27, 1996
                           Notes to Consolidated Financial Statements -Years ended October 25, 1998, October 26, 1997 and
                           October 27, 1996

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

                  (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R. ss. 229.601, as follows:


     3.2, 4.1 Charter of Shoney's, Inc., as amended, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-11715) filed with the Commission on September 11, 1996, and incorporated herein by this reference.

     3.2, 4.2     Restated Bylaws of Shoney's, Inc., as amended, filed as
                  Exhibit 3.2 and Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 10, 1998, and incorporated herein by this reference.

          4.3 Amended and Restated Rights Agreement, dated as of May 25, 1994, between Shoney's, Inc. and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994, and incorporated herein by this reference, as amended by Amendment No.1, dated as of April 18, 1995, filed as
                  Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 1995, and incorporated herein by this reference, and Amendment No. 2, dated as of June 14, 1996, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 12, 1996, and incorporated herein by this reference, and Amendment No. 3, dated as of April 20, 1998, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 1998, and incorporated herein by this reference.

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

         10.1 Consent Decree entered by the United States District Court for the Northern District of Florida on January 25, 1993 in Haynes, et al. v. Shoney's, Inc., et al., filed as Exhibit 28 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 1993, and incorporated herein by this reference.

         10.2 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.3 Shoney's, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.4 Shoney's, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.5     Shoney's, Inc. Employee Stock Bonus Plan, filed as Exhibit
                  10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by this reference.


         10.6     Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit
                  4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.


         10.7     Shoney's, Inc. 1998 Stock Plan, as amended and restated.

         10.8 Shoney's, Inc. Director Share Compensation Arrangement adopted pursuant to the 1998 Stock Plan.

         10.9 Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

        10.10 Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective

                  Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

        10.11 Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

        10.12 Employment Agreement, dated as of November 12, 1997, between the Company and J. Michael Bodnar, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

        10.13 Amended and Restated Employment Agreement, dated as of November 2, 1997, between the Company and C. Stephen Lynn, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

        10.14 Employment Agreement, dated as of August 3, 1998, between the Company and Stephen C. Sanders, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1998, and incorporated herein by this reference.

        10.15 Management Retention Agreement, dated as of July 15, 1997, between the Company and Betty J. Marshall, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.16 Management Retention Agreement, dated as of July 15, 1997, between the Company and Haney A. Long, Jr., filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.17 Management Retention Agreement, dated as of July 15, 1997, between the Company and Robert A. Speck, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.18 Management Retention Agreement, dated as of July 15, 1997, between the Company and Ronald E. Walker, filed as Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.19 Management Retention Agreement, dated as of July 15, 1997, between the Company and F. E. McDaniel, Jr., filed as Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.20 Supply Agreement, dated as of November 17, 1995, between the Company and Mike Rose Foods, Inc., filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference.

        10.21 $375,000,000 Credit Agreement, dated as of November 28, 1997, among Shoney's, Inc., as Borrower, NationsBank, N.A., as Administrative Agent for the lenders, NationsBank Montgomery Securities, Inc., as Syndication Agent, and various other financial institutions now or hereafter parties thereto, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference, as amended by Amendment No.1, dated as of June 16, 1998, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1998, and incorporated herein by this reference.

        10.22 Registration Rights Agreement, dated as of December 1, 1997, by and between Shoney's, Inc. and Raymond L. Danner, filed as
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

           21     Subsidiaries of Shoney's, Inc.

           23     Consent of Ernst & Young LLP, independent auditors.

           27     Financial Data Schedule.

           99.1   Schedule II - Valuation and qualifying accounts and reserves.


         (b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

         (c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

         (d) Financial Statement Schedules -- the response to this portion of
Item 14 is submitted as a separate section of this Report. See Item 14(a).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 22nd day January, 1998.

                                      SHONEY'S, INC.


                                      By:   /s/ V. Michael Payne
                                         ---------------------------------------
                                            V. Michael Payne
                                            Senior Vice President and Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of January, 1998.

        Signature                                                     Title

  /s/ Raymond D. Schoenbaum                          Chairman of the Board and Director
-----------------------------------
(Raymond D. Schoenbaum)


  /s/  J. Michael Bodnar                             Chief Executive Officer, President and Director
-----------------------------------
(J. Michael Bodnar)


  /s/ V. Michael Payne                               Senior Vice President and Controller (Principal Financial and
-----------------------------------                    Accounting Officer)
(V. Michael Payne)


  /s/ Jeffry F. Schoenbaum                           Director
-----------------------------------
(Jeffry F. Schoenbaum)


  /s/ William A. Schwartz                            Director
-----------------------------------
(William A. Schwartz)


  /s/ Carroll D. Shanks                              Director
-----------------------------------
(Carroll D. Shanks)


  /s/ Felker W. Ward, Jr,                            Director
-----------------------------------
(Felker W. Ward, Jr.)


  /s/ William M. Wilson                              Director
-----------------------------------
(William M. Wilson)


  /s/ James D. Yancey                                Director
-----------------------------------
(James D. Yancey)


                                 EXHIBIT INDEX


     3.2, 4.1 Charter of Shoney's, Inc., as amended, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-11715) filed with the Commission on September 11, 1996, and incorporated herein by this reference.

     3.2, 4.2     Restated Bylaws of Shoney's, Inc., as amended, filed as
                  Exhibit 3.2 and Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 10, 1998, and incorporated herein by this reference.

          4.3 Amended and Restated Rights Agreement, dated as of May 25, 1994, between Shoney's, Inc. and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on June 9, 1994, and incorporated herein by this reference, as amended by Amendment No. 1, dated as of April 18, 1995, filed as
                  Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 1995, and incorporated herein by this reference, and Amendment No. 2, dated as of June 14, 1996, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 12, 1996, and incorporated herein by this reference, and Amendment No. 3, dated as of April 20, 1998, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on April 20, 1998, and incorporated herein by this reference.

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

         10.1 Consent Decree entered by the United States District Court for the Northern District of Florida on January 25, 1993 in Haynes, et al. v. Shoney's, Inc., et al., filed as Exhibit 28 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 1993, and incorporated herein by this reference.

         10.2 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.3 Shoney's, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.4 Shoney's, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.

         10.5     Shoney's, Inc. Employee Stock Bonus Plan, filed as Exhibit
                  10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993, and incorporated herein by this reference.


         10.6     Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit
                  4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.


         10.7     Shoney's, Inc. 1998 Stock Plan, as amended and restated.

         10.8 Shoney's, Inc. Director Share Compensation Arrangement adopted pursuant to the 1998 Stock Plan.

         10.9 Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

        10.10 Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective

                  Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

        10.11 Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.

        10.12 Employment Agreement, dated as of November 12, 1997, between the Company and J. Michael Bodnar, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

        10.13 Amended and Restated Employment Agreement, dated as of November 2, 1997, between the Company and C. Stephen Lynn, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

        10.14 Employment Agreement, dated as of August 3, 1998, between the Company and Stephen C. Sanders, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1998, and incorporated herein by this reference.

        10.15 Management Retention Agreement, dated as of July 15, 1997, between the Company and Betty J. Marshall, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.16 Management Retention Agreement, dated as of July 15, 1997, between the Company and Haney A. Long, Jr., filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.17 Management Retention Agreement, dated as of July 15, 1997, between the Company and Robert A. Speck, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.18 Management Retention Agreement, dated as of July 15, 1997, between the Company and Ronald E. Walker, filed as Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.19 Management Retention Agreement, dated as of July 15, 1997, between the Company and F. E. McDaniel, Jr., filed as Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.

        10.20 Supply Agreement, dated as of November 17, 1995, between the Company and Mike Rose Foods, Inc., filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference.

        10.21 $375,000,000 Credit Agreement, dated as of November 28, 1997, among Shoney's, Inc., as Borrower, NationsBank, N.A., as Administrative Agent for the lenders, NationsBank Montgomery Securities, Inc., as Syndication Agent, and various other financial institutions now or hereafter parties thereto, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference, as amended by Amendment No. 1, dated as of June 16, 1998, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1998, and incorporated herein by this reference.

        10.22 Registration Rights Agreement, dated as of December 1, 1997, by and between Shoney's, Inc. and Raymond L. Danner, filed as
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

           21     Subsidiaries of Shoney's, Inc.

           23     Consent of Ernst & Young LLP, independent auditors.

           27     Financial Data Schedule.

           99.1   Schedule II - Valuation and qualifying accounts and reserves.