Form 10-Q
period 1999-02-14
SHONEYS INC
filed 1999-03-30
CIK 89902

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 14, 1999

                                       OR

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM          TO
                                                --------    ---------

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
                                             ----     ----

        As of March 30, 1999, there were 49,439,030 shares of Shoney's, Inc. $1 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                       February 14,                 October 25,
                                                                                           1999                         1998
                                                                                      -------------                -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $  14,029,435                $  16,277,722
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,135,000 in 1999
     and $1,142,000 in 1998                                                               8,978,613                   10,263,490
  Inventories                                                                            31,689,167                   37,146,297
  Refundable income taxes                                                                14,005,359                   14,005,359
  Prepaid expenses and other current assets                                               3,081,179                    3,390,458
  Net property, plant and equipment held for sale                                        44,285,721                   69,878,238
                                                                                      -------------                -------------
     Total current assets                                                               116,069,474                  150,961,564


Property, plant and equipment, at the lower of cost or market                           665,543,815                  677,978,782
Less accumulated depreciation and amortization                                         (344,604,393)                (350,673,367)
                                                                                      -------------                -------------
    Net property, plant and equipment                                                   320,939,422                  327,305,415


Other assets:
  Goodwill (net of accumulated amortization of
     $6,075,000 in 1999 and $5,465,000 in 1998)                                          28,800,225                   29,819,721
  Deferred charges and other intangible assets                                            9,120,707                   10,581,373
  Other assets                                                                            4,722,285                    4,800,760
                                                                                      -------------                -------------
     Total other assets                                                                  42,643,217                   45,201,854
                                                                                      -------------                -------------
                                                                                      $ 479,652,113                $ 523,468,833
                                                                                      =============                =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                    $  28,100,552                $  37,522,186
  Other accrued liabilities                                                             118,839,826                  126,444,583
  Reserve for litigation settlements due within one year                                 14,872,961                      372,961
  Debt and capital lease obligations
      due within one year                                                                14,738,510                   11,980,656
                                                                                      -------------                -------------
     Total current liabilities                                                          176,551,849                  176,320,386

Long-term senior debt and
   capital lease obligations                                                            245,873,652                  282,354,696
Zero coupon subordinated convertible debentures                                         115,515,078                  112,580,014
Subordinated convertible debentures, net of bond discount of $3,032,000
   in 1999 and $3,255,000 in 1998                                                        48,531,293                   48,308,400
Reserve for litigation settlements                                                        3,709,681                      226,679

Deferred income and other liabilities                                                    23,791,669                   23,165,829

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000;  issued 49,439,030 in 1999
      48,694,865 in 1998                                                                 49,439,030                   48,694,865
  Additional paid-in capital                                                            137,613,893                  137,296,111
  Accumulated deficit                                                                  (321,374,032)                (305,478,147)
                                                                                      -------------                -------------
     Total shareholders' deficit                                                       (134,321,109)                (119,487,171)
                                                                                      -------------                -------------
                                                                                      $ 479,652,113                $ 523,468,833
                                                                                      =============                =============



See notes to consolidated condensed financial statements

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                                           Sixteen Weeks Ended
                                                                                 February 14,                 February 15,
                                                                                    1999                         1998
                                                                                -------------                -------------
Revenues
  Net sales                                                                     $ 284,730,414                $ 332,223,895
  Franchise fees                                                                    4,299,632                    4,393,316
  Other income                                                                     10,928,948                    2,479,982
                                                                                -------------                -------------
                                                                                  299,958,994                  339,097,193


Costs and expenses
  Cost of sales                                                                   262,122,942                  308,834,068
  General and administrative expenses                                              25,281,619                   25,665,871
  Impairment write down of long-lived assets                                                                     2,593,482
  Restructuring expense                                                                                          1,210,681
  Litigation settlement                                                            14,500,000
  Interest expense                                                                 13,950,318                   15,887,488
                                                                                -------------                -------------
     Total costs and expenses                                                     315,854,879                  354,191,590
                                                                                -------------                -------------
Loss before income taxes and extraordinary charge                                 (15,895,885)                 (15,094,397)

Benefit from income taxes                                                                                       (5,479,000)
                                                                                -------------                -------------
Loss before extraordinary charge                                                  (15,895,885)                  (9,615,397)

Extraordinary charge on early extinguishment of debt,
    net of income taxes of $806,000                                                                             (1,415,138)
                                                                                -------------                -------------
Net loss                                                                        $ (15,895,885)               $ (11,030,535)
                                                                                =============                =============



Earnings per common share
     Basic
        Net loss before extraordinary charge                                    $        (.32)               $       (0.20)
        Extraordinary charge on the early extinguishment of debt                                                     (0.03)
                                                                                -------------                -------------
        Net loss                                                                $        (.32)               $       (0.23)
                                                                                =============                =============

     Diluted:
        Net loss before extraordinary charge                                    $        (.32)               $       (0.20)
        Extraordinary charge on the early extinguishment of debt                                                     (0.03)
                                                                                -------------                -------------
        Net loss                                                                $        (.32)               $       (0.23)
                                                                                =============                =============


Weighted average shares outstanding
     Basic                                                                         49,067,396                   48,610,211

     Diluted                                                                       49,067,396                   48,610,211


Common shares outstanding                                                          49,439,030                   48,673,365

Dividends per share                                                                      NONE                         NONE







See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                          Sixteen Weeks Ended
                                                                                February 14,                February 15,
                                                                                    1999                         1998
                                                                               -------------                -------------
Operating activities
  Net loss                                                                     $ (15,895,885)               $ (11,030,535)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization                                           11,890,192                   14,943,369
          Amortization of deferred charges and other
              non-cash charges                                                     5,851,002                    8,849,778
          Gain on disposal of property, plant, and equipment                     (10,499,895)                  (1,194,563)
          Impairment write down of long-lived assets                                                            2,593,482
          Litigation settlement                                                   14,500,000
          Changes in operating assets and liabilities                             (4,332,984)                  (9,441,194)
                                                                               -------------                -------------
                 Net cash provided by operating activities                         1,512,430                    4,720,337


Investing activities
  Cash required for property, plant and equipment                                 (5,772,076)                  (8,230,383)
  Proceeds from disposal of property, plant and equipment                         34,384,426                    4,908,306
  Cash provided by (required for) other assets                                        48,360                      (36,192)
                                                                               -------------                -------------
                Net cash provided (used) by investing activities                  28,660,710                   (3,358,269)



Financing activities
  Payments on long-term debt and
     capital lease obligations                                                   (32,224,336)                (290,549,793)
  Proceeds from long-term debt                                                                                300,000,000
  Net payments on short-term borrowings                                                                         1,143,000
  Payments on litigation settlement                                                  (16,998)                  (5,660,000)
  Cash required for debt issue costs                                                (180,093)                 (10,954,750)
  Proceeds from exercise of employee stock options                                                                 21,775
                                                                               -------------                -------------
                Net cash used by financing activities                            (32,421,427)                  (5,999,768)
                                                                               -------------                -------------

  Change in cash and cash equivalents                                          $  (2,248,287)               $  (4,637,700)
                                                                               =============                =============





See notes to consolidated condensed financial statements.

                         SHONEY'S, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                February 14, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1999 presentation. Operating results for the sixteen week period ended February 14, 1999 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 25, 1998.

NOTE 2 - ACQUISITIONS

On September 9, 1996, the Company completed the acquisition of substantially all of the assets of TPI Enterprises, Inc. ("TPI") which, as the then largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price of $164.4 million consisted of the issuance of 6,785,114 shares of the Company's common stock valued at $59.1 million, the assumption of $46.9 million of indebtedness under TPI's 8.25% convertible subordinated debentures, the assumption or satisfaction of TPI's outstanding debt of approximately $59.1 million and transaction costs of $3.0 million, net of cash acquired of $3.7 million. The Company borrowed $100.0 million under a bridge loan (which was subsequently refinanced, see Note 7) to finance the acquisition and to provide additional working capital for the Company. Approximately $43.0 million of the bridge loan proceeds were utilized to retire TPI debt at the date of closing.

The TPI acquisition was accounted for as a purchase and the purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which originally was amortized on a straight line basis over 20 years. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $7.0 million in 1997 and approximately $13.1 million in 1998 (see Note 3). Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining period of 10 years. The change in estimate resulted in $405,000 additional amortization in the first quarter of 1999.

As of February 14, 1999, of the properties acquired in the TPI transaction, the Company has closed 84 Shoney's Restaurants (eight of which were sold to franchisees in the first quarter of 1999), 10 Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. Certain of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units.

Anticipated costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the first quarter of 1999, approximately $700,000 in costs were charged to this liability, including approximately $500,000 in costs to exit restaurants acquired, and $200,000 in lease payments associated with the former TPI corporate headquarters. Approximately $11.0 million of anticipated exit costs related to the TPI acquisition remain accrued at February 14, 1999.

NOTE 3-IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 in the first quarter of 1997 was $17.6 million. The Company's initial asset impairment analysis did not include any of the restaurants acquired from TPI in 1996. The Company recorded an additional asset impairment charge of $36.4 million in the fourth quarter of 1997 as a result of additional analysis by management and a full year's operating results from the restaurants acquired from TPI. During the first quarter of 1998, the Company recorded an additional impairment charge of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. Based on the continued decline in operating performance of the Company's restaurant operations, particularly the Shoney's Restaurants division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $45.8 million during the third quarter of 1998. Approximately $42.9 million of the third quarter 1998 asset impairment charge related to assets held and used in the Company's operations and approximately $2.9 million related to assets held for disposal.

At February 14, 1999, the carrying value of the 89 properties to be disposed of was $44.3 million and is reflected on the consolidated condensed balance sheet as net assets held for disposal. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 4 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the consolidated condensed statement of operations in the restructuring expense caption. In addition to amounts recorded in previous years, the Company recorded approximately $10.7 million in exit costs during 1998 ($1.2 million in the first quarter), primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. The Company charged approximately $1.0 million against these exit costs reserves in the first quarter of 1999. Approximately $10.0 million of accrued exit costs remain at February 14, 1999.

During 1998, the Company closed 104 restaurants. Forty-seven restaurants were closed during the first quarter of 1999. As previously announced, management expects to close sixteen additional restaurants before the end of the second quarter of 1999. Below are sales and operating losses for the first quarter of 1999 and the first quarter of 1998 of the restaurants closed in 1998, and the restaurants closed or to be closed or disposed of during 1999.

                                                                ($ in thousands)
                                                   Quarter Ending               Quarter Ending
                                                  February 14, 1999           February 15, 1998
                                               ----------------------       ---------------------
                                                            Operating                   Operating
                                                Sales         Loss           Sales         Loss
                                               -------       -------        -------       -------
Stores closed during 1998                      $    --       $  (842)       $26,473       $(3,497)
Stores closed or planned to be closed or
  disposed of during 1999                       13,240        (1,559)        22,604        (1,690)
                                               -------       -------        -------       -------
Total                                          $13,240       $(2,401)       $49,077       $(5,187)
                                               =======       =======        =======       =======


NOTE 5 - EARNINGS PER SHARE

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

The table below presents the computation of basic and diluted loss per share:

                                                       Quarter Ending           Quarter Ending
                                                      February 14, 1999        February 15, 1998
                                                      -----------------        -----------------
Numerator:
Loss before extraordinary loss - numerator
  for Basic EPS                                         $(15,895,885)            $ (9,615,397)
Loss before extraordinary loss after assumed
  conversion of debentures - numerator
  for Diluted EPS                                       $(15,895,885)            $ (9,615,397)

Denominator:
Weighted-average shares outstanding -
  denominator for Basic EPS                               49,067,396               48,610,211
Dilutive potential shares -
  denominator for Diluted EPS                             49,067,396               48,610,211
                                                        ============             ============
Basic EPS (loss)                                        $       (.32)            $      (0.20)
                                                        ============             ============
Diluted EPS (loss)                                      $       (.32)            $      (0.20)
                                                        ============             ============

As of February 14, 1999, the Company had outstanding approximately 5,995,000 options to purchase shares at prices ranging from $1.44 to $25.51. In addition to options to purchase shares, the Company had approximately 155,000 common shares reserved for future distribution pursuant to certain employment agreements, and approximately 6,000 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of February 14, 1999, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss for the first quarter of 1998 and 1999; the effect of considering these potentially dilutive securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 6 - INCOME TAXES

The Company is estimating an effective tax rate for fiscal 1999 of 0% and, accordingly, has recorded no income tax provision or benefit for the sixteen weeks ended February 14, 1999. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an increase in the valuation allowance against the gross deferred tax assets. For the sixteen weeks ended February 15, 1998 the Company's effective tax rate of 36.3% differed from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of February 14, 1999, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with SFAS 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

As of February 15, 1998, the Company maintained a valuation allowance for tax credit carry forwards that were not expected to be realized. The Company believed it was more likely than not that the remaining deferred tax assets would be realized through the reversal of existing taxable temporary differences within the carry forward period, the carry back of existing temporary differences to prior years' taxable income, or through the use of alternative tax planning strategies.

NOTE 7 - SENIOR DEBT

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility provide for up to $375.0 million ("1997 Credit Facility") and consisted of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. Initially, the credit facility provided for interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain defined financial ratios, the applicable interest rates have increased 0.25% which is the maximum allowed under the 1997 Credit Facility.

At February 14, 1999, the Company had approximately $68.0 million and $159.0 million outstanding under its Term A Note and Term B Note, respectively. During the next four fiscal quarters, principal reductions of $16.5 million are scheduled for the Term A Note and principal reductions of $828,000 are scheduled for the Term B Note. Of these amounts, $4.8 million was prepaid as of February 14, 1999. At February 14, 1999, the effective interest rates on the term notes were 8.3% and 8.6% for Term A Note and Term B Note, respectively.

The Company had no borrowings outstanding under its $75.0 million Line of Credit at February 14, 1999. Available credit under the Line of Credit is reduced by outstanding letters of credit, which totaled $25.0 million at February 14, 1999, resulting in available credit of $50.0 million. The Company pays an annual fee of 0.5% for unused available credit under the Line of Credit. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit could be restricted. Based on the financial covenants at February 14, 1999, the Company could have drawn approximately $50.0 million under the Line of Credit and remained in compliance with its financial covenants. At February 14, 1999, the interest rate for the Line of Credit was 10.5%.

The 1997 Credit Facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at February 14, 1999, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin, and an additional $20.0 million hedge agreement which fixes the interest rate on the covered amount of debt at 5.5% plus the applicable margin. At February 14, 1999, the estimated cost to exit the Company's interest rate swap agreements was approximately $1.3 million. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the consolidated condensed financial statements.

Debt and obligations under capital leases at February 14, 1999 and October 25, 1998 consisted of the following:

                                                February 14, 1999       October 25, 1998
                                                -----------------       ----------------
Senior debt - Term A Note                          $ 67,957,754            $ 77,387,946
Senior debt - Term B Note                           159,043,884             181,113,692
Subordinated zero coupon convertible debentures     115,515,078             112,580,014
Subordinated convertible debentures                  48,531,293              48,308,400
Industrial revenue bonds                             10,315,000              10,315,000
Notes payable to others                               5,125,491               5,267,458
                                                   ------------            ------------
                                                    406,488,500             434,972,510
Obligations under capital leases                     18,170,033              20,251,256
                                                   ------------            ------------
                                                    424,658,533             455,223,766
Less amounts due within one year                     14,738,510              11,980,656
                                                   ------------            ------------
Amount due after one year                          $409,920,023            $443,243,110
                                                   ============            ============

The 1997 Credit Facility is secured by substantially all of the Company's assets. The 1997 Credit Facility (1) requires satisfaction of certain financial ratios and tests (which become more restrictive during the term of the credit facility); (2) imposes limitations on capital expenditures; (3) limits the Company's ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibits dividends and distributions on common stock; (5) prohibits mergers, consolidations or similar transactions; and (6) includes other affirmative and negative covenants. During the third quarter of 1998, management received approval from its lending group for covenant modifications for the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations.

On March 20, 1999, the Company agreed to the material terms of a global settlement of three class action lawsuits (see Note 9 to the consolidated condensed financial statements). The settlement is subject to the approval of the Company's lenders and the Court. As part of the lender approval process, the Company will be required to seek certain financial covenant modifications to the 1997 Credit Facility. As discussed in Note 9, if the Company is unable to secure Court or lender approval of the settlement, the Company intends to vigorously contest the claims made in the three cases.

Based on current operating results, forecasted operating trends, anticipated levels of asset sales, and approval of the litigation settlement and related covenant modifications to be requested by the Company, management believes that the Company will be in compliance with its financial covenants during 1999 and the first quarter of 2000. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met, or if the litigation settlement and related covenant modifications are not approved, the Company may not achieve compliance with the financial covenants and management could be forced to seek additional modifications to the Company's 1997 Credit Facility. At February 14, 1999, the Company was in compliance with all of its debt covenants.

Prior to the refinancing in December 1997, the Company had unamortized debt issue costs of $2.2 million related to the refinanced debt. The write-off of these unamortized costs during the first quarter of 1998 resulted in an extraordinary loss, net of tax, of approximately $1.4 million or $0.03 per common share. The Company also incurred $1.1 million in additional interest expense during the first quarter of 1998 to obtain waivers (for its inability to make principal payments and comply with debt covenants) from its predecessor lending group to facilitate the refinancing.

NOTE 8 - SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, Court approval was granted to a class action consent decree settling certain employment litigation against the Company and its former chairman. The majority of the payments required by the consent decree were made as of March 1, 1998. Remaining payment obligations under the consent decree are approximately $278,000.

NOTE 9 - LITIGATION

Belcher I

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. The Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant restaurant managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court and approximately 240 additional potential class members opted to participate in the suit, but their notice was not received by the Court until after the cutoff date and the Court has not yet ruled on their participation in the lawsuit. On or about April 7, 1998, the plaintiffs filed a motion for partial summary judgment in Belcher I. The plaintiffs moved for summary judgment on the issue of liability based on the Company's alleged practice and policy of making allegedly improper deductions from the pay of its general managers and assistant restaurant managers. In April 1998, plaintiffs made a demand to settle the case for $45 million plus costs and attorney's fees, which the Company rejected. On December 21, 1998, the Court granted plaintiffs' motion for partial summary judgment on liability, dismissed 192 plaintiffs who did not satisfy the provisional class definition established by the Court (which included 120 of the roughly 240 opt-in plaintiffs who failed to timely file their consents), and set the case for a trial on damages to commence on June 1, 1999. On January 21, 1999, the Court denied the Company's motion to reconsider or certify the order for interlocutory appeal.

As a result of the Court's ruling on liability, the Company recorded a charge of $3.5 million in the fourth quarter of fiscal 1998, representing the estimated amount of potential damages, fees, and costs that it might be required to pay if the Court's December 21, 1998 ruling on liability ultimately had been upheld and damages awarded. On January 21, 1999, the Court also ordered the parties to mediate in an attempt to determine whether this case, Belcher II and Edelen (discussed below) could be resolved through settlement. On March 20, 1999, the parties agreed to the material terms of a global settlement of Belcher I, Belcher II and Edelen. Under the agreement, in exchange for the dismissal of the three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases, the Company agreed to pay $18 million in three installments as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. The settlement, which is subject to the approval of the Company's lenders and the Court, required the Company to record an additional charge of $14.5 million for the first quarter ended February 14, 1999 (in addition to the $3.5 million previously recorded in the fourth quarter of fiscal 1998). If the proposed settlement is approved by the Company's lenders and the Court, management expects to utilize the proceeds from the Company's refundable income taxes, general working capital or Line of Credit to fund the proposed settlement. If the Company is unable to secure Court or lender approval of the settlement, the Company intends to vigorously contest the Belcher I damage claims and appeal the Court's December 21, 1998 liability ruling once judgment has been entered in the case, and vigorously contest the claims in Belcher II and Edelen.

Belcher II

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 1,800 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. On or about July 10, 1998, plaintiffs filed a motion to amend their complaint to add state law class action allegations of fraud, breach of contract, conversion, and civil conspiracy; add the Company's Senior Vice President and Controller and certain unnamed individuals as defendants; and include a prayer for $100 million in punitive damages. That motion was granted by the Court on January 4, 1999. In ruling on plaintiffs' motion, the Court did not address any of the arguments that the Company raised in opposing that motion, indicating that it would consider those arguments if the Company presented them in a dispositive motion. On February 2, 1999, the Company filed a motion to dismiss the claims added by plaintiffs' amended complaint. Trial was scheduled to commence on January 4, 2000. Prior to the Court's ruling on the Company's motion, however, as noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Edelen.

Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I and the plaintiffs may argue that the Court's December 21, 1998 ruling on liability in Belcher I should apply to this case. On March 28, 1996, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. Notice was issued to potential class members on or about July 28, 1998. Approximately 250 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date, approximately 90 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. On December 21, 1998, the Court transferred 11 persons who filed consents in Belcher I from that case to Edelen.

As noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Belcher II.

Baum

On April 17, 1998, five former TPI hourly and/or fluctuating work week employees filed the case "Deborah Baum, et al. v. Shoney's, Inc. f/k/a TPI, Inc." ("Baum") in the U.S. District Court for the Middle District of Florida. TPI was the Company's largest franchisee and was acquired by the Company in September 1996. Plaintiffs purported to represent themselves and a class of other similarly situated former and current employees of TPI. Specifically, plaintiffs allege that defendant failed to compensate properly certain employees who were paid on a fluctuating work week basis, failed to compensate employees properly at the required minimum wage, and improperly required employees to work off the clock. Plaintiffs allege that such acts deprived plaintiffs of their rightful compensation, including minimum wages, overtime pay, and bonus pay. On December 3, 1998, the Court denied plaintiffs' motion to provisionally certify the class and issue notice to putative class members. On January 4, 1999, plaintiffs filed a notice of appeal regarding the Court's ruling denying class certification. On February 18, 1999, the plaintiffs filed a motion in the Court of Appeals to voluntarily dismiss their appeal with prejudice, and on February 23, 1999, the parties filed a joint stipulation in the District Court to dismiss the plaintiffs' complaint with prejudice. On March 16, 1999, the District Court granted the parties joint stipulation to dismiss the plaintiffs' complaint with prejudice, and on March 17, 1999 the case was closed. The Company is awaiting entry of an order by the Court of Appeals dismissing the plaintiffs' appeal.

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

Griffin

On August 5, 1997, an hourly employee filed the case of "Regina Griffin v. Shoney's, Inc. d/b/a Fifth Quarter" ("Griffin") in the U.S. District Court for the Northern District of Alabama. Plaintiff claimed the Company failed to pay her minimum wages and overtime pay in violation of the Fair Labor Standards Act, and claimed to be entitled to an injunction, unpaid wages, interest, and expenses. On February 24, 1998 the plaintiff served the Company with a Motion for Leave to Amend Complaint with an accompanying proposed Amended Complaint for Violation of Fair Labor Standards Act seeking to pursue the case as a class action on behalf of plaintiff and "all persons who have performed the services of waiter or waitress for Shoney's (d/b/a Fifth Quarter)." On August 24, 1998, the Company filed a Motion to Dismiss or, in the Alternative, for Summary Judgment as to the plaintiffs' claims. Prior to a decision on that motion, plaintiff filed a motion to amend her amended complaint, in order to substitute Shoney's and TPI as defendants in the case. The Court granted plaintiff's motion and on November 23, 1998, Shoney's and TPI filed a consolidated answer to plaintiff's second amended complaint. Discovery is in a preliminary state. Trial is scheduled to commence in September 1999. Management believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements with respect to this case.

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

NOTE 10 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of February 14, 1999, the Company operated and franchised a chain of 1,217 restaurants in 28 states, which consists of three restaurant divisions: Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two distinct restaurant concepts). The majority of the Company's restaurants are located in the southeastern United States. The Company also operates a distribution and manufacturing business that supplies food and supplies to Company and certain franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and make estimates that affect the amounts reported in the consolidated condensed financial statements. Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the consolidated condensed financial statements. Changes in such estimates will be made as appropriate as additional information becomes available and may affect amounts reported in future periods.

NOTE 11- LEASEHOLD INTERESTS ASSIGNED TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 12 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. Although the Company has received guarantees of performance under the assigned leases from a majority of the assignees, the Company estimates its contingent liability associated with these assigned leases as of February 14, 1999 to be approximately $7.6 million.

Property Sublet to Others - The Company subleases approximately 39 properties to others. The Company remains liable for the leasehold obligation in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of February 14, 1999 to be approximately $6.9 million.

NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As of the first day of fiscal 1999, the Company adopted SFAS 130. The adoption had no impact on the Company's results of operations or shareholders' deficit. For the first quarter of 1999 and 1998, the total comprehensive income amounted to losses of $15.9 million and $11.0 million, respectively.

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

SFAS 131 will require the Company to provide disclosures regarding its segments which it has not previously been required to provide. The disclosures include certain financial and qualitative data about the Company's operating segments. Management is unable at this time to assess whether adding this disclosure will have a material effect upon a reader's assessment of the financial performance and the financial condition of the Company.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Company adopted this statement on the first day of fiscal 1999 and management does not anticipate that the adoption of SOP 98-1 will have a material effect on the results of operations or financial position of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated condensed results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and Notes thereto. The first quarter of fiscal 1999 and 1998 covered sixteen weeks each. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters which reflect management's best judgement based on factors currently known, involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, the effect of Year 2000 issues on the Company and its key suppliers, turnover and a variety of other similar matters. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the first quarter of 1999 declined to $300.0 million as compared to revenues of $339.1 million in the first quarter of 1998. The following table summarizes the components of the decline in revenues:

                                                         (In Millions)
                                                         First Quarter
                                                              1999
                                                           ---------
         Restaurant revenue                                $   (41.1)
         Distribution and Manufacturing
           and other sales                                      (6.4)
         Franchise revenue                                      (0.1)
         Other income                                            8.5
                                                           ---------
                                                           $   (39.1)
                                                           =========

          The decline in revenues during the first quarter of 1999 was principally due to a net decrease of 151 restaurants in operation compared to the beginning of the first quarter of 1998, a decline in Distribution and Manufacturing revenue and a decline in comparable restaurant sales of 2.0%. The comparable restaurant sales decrease of 2.0% during the first quarter of 1999 included the effects of a menu price increase of 4.2%, as compared with a comparable store sales decline of 2.2% in the first quarter of 1998, which included the effects of a 0.1% menu price increase.

          The Company's Shoney's Restaurants continue to experience negative overall comparable restaurant sales. Shoney's Restaurants reported a comparable store sales decline of 5.7% for the first quarter of 1999, which included the effects of a menu price increase of 5.4%. The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to re-establish Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The Company has enhanced its food specifications and has placed more emphasis on made-in-store entrees compared to preprepared foods. New research and development personnel have been charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal. In addition to introducing higher quality menu items during 1998, the Company enhanced its popular breakfast bar featuring a more attractive presentation and improved food quality.

          The back-to-basics initiatives also will focus on improving the training function at the Shoney's Restaurants to train restaurant level personnel on delivering high quality food with exceptional customer service. During the first quarter of 1999, the Shoney's Restaurants training function concentrated on hospitality, server training and suggestive selling. For 1999, the Company's advertising program will focus on food quality and new promotional items. Restaurant operating standards are continually monitored in an effort to bring them into compliance with management expectations.

          The Company's Captain D's restaurants reported a comparable restaurant sales increase of 4.9% for the first quarter of 1999, which included the effects of a menu price increase of 2.3%. Management is pleased with the continued positive operating results of its Captain D's restaurants and has as a goal continued improved performance through a variety of initiatives including advertising, promotional menu items and the continued introduction of the "Coastal Classics" menu. The Coastal Classics menu features items such as southern style catfish, broiled salmon, orange roughy and rainbow trout, shrimp scampi, fried flounder and gulf oysters and are priced from $4.99 to $6.49. These prices are higher than the concept's average guest check. As of the end of the first quarter of 1999, the Coastal Classics menu had been placed in approximately 125 units, with approximately 170 units scheduled to have the menu by the end of 1999. For the stores that have the Coastal Classics menu implemented, the menu accounts for approximately 3-7% of total unit sales.

          The following table summarizes the change in the number of restaurants operated by the Company and its franchisees during the first quarter of 1999 and 1998:


                                           First Quarter   First Quarter
                                               1999            1998
                                                ---             ---
Company-owned restaurants opened                  0               0
Company-owned restaurants closed (1)            (47)            (19)
Franchised restaurants opened (1)                11               9
Franchised restaurants closed                    (8)            (17)
                                                ---             ---
                                                (44)            (27)
                                                ===             ===

(1) The First Quarter of 1999 included 10 Company-owned restaurants sold to franchisees.

         Distribution and Manufacturing and other revenues declined $6.4 million or 16.3% during the first quarter of 1999 compared to the first quarter of 1998. The decline in Distribution and Manufacturing revenues is principally due to increased competition, a decline in the number of franchised restaurants in operation and a decline in the comparable unit sales of franchised Shoney's Restaurants.

         Franchise revenues totaled $4.3 million for the first quarter of 1999 compared to $4.4 million in the first quarter of 1998. Franchise fees declined due to fewer franchised restaurants in operation and a decline in comparable unit sales of franchised Shoney's Restaurants, which was partially offset by an increase in initial fees associated with the opening of 11 franchised Shoney's Restaurants in the first quarter of 1999, compared to nine franchised restaurants opened during the first quarter of 1998.

         Other income increased $8.5 million to $10.9 million in the first quarter of 1999 as compared to the same period in 1998. The increase in other income was due principally to an increase of $9.3 million in net gains realized on asset sales. The principal components of other income for the first quarter of 1999 were gains on asset sales ($10.5 million), income from rental properties ($241,000), and interest on short-term investments ($188,000).

COSTS AND EXPENSES

         Costs of sales declined $46.7 million during the first quarter of 1999 compared to the same period last year principally as a result of the decline in restaurant and Distribution and Manufacturing sales. Cost of sales as a percentage of revenues decreased for the first quarter of 1999 to 87.4% compared to 91.1% for the same quarter of 1998.

         Food and supply costs declined $23.5 million principally as a result of lower restaurant and Distribution and Manufacturing revenues. Food and supply costs declined as a percentage of revenues from 39.0% in 1998 to 36.2% in 1999, primarily as a result of the increase in other income, higher menu prices, and the decline in Distribution and Manufacturing sales which historically have a higher percentage of food and supply costs. Food and supply costs, as a percentage of sales, were also reduced by the implementation of a Store Waste Attack Tool ("SWAT") that allows the food costs of each individual restaurant to be measured against its own theoretical cost of sales. SWAT is fully operational in the Company's Captain D's restaurants and should be fully operational in the Shoney's Restaurants by the end of the second quarter. As a percentage of restaurant sales, food costs declined in each of the Company's restaurant concepts during the first quarter of 1999.

         Although reduced by the increase in other income, restaurant labor increased as a percentage of total revenues because of higher wages for restaurant employees brought on by tight labor market conditions in the majority of markets in which the Company operates. Restaurant labor also was affected by increased staffing levels at its Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the comparable unit sales trend. The Company experienced increased labor costs as a percentage of revenues at all of its restaurant concepts. Restaurant labor as a percentage of revenues was 27.0% in the first quarter of 1999 compared to 26.8% in 1998.

         Operating expenses declined $13.2 million primarily as a result of the decline in restaurant sales. Operating expenses as a percentage of revenues declined to 24.2% for the first quarter of 1999 compared to 25.3% in the first quarter of 1998. The decrease in operating expenses as a percentage of revenues was due principally to the increase in other income, lower depreciation, insurance and advertising costs partially offset by higher repairs and maintenance expenses.

         General and administrative expenses decreased $384,000 to $25.3 million in the first quarter of 1999 as compared to the first quarter of 1998. General and administrative expenses as a percentage of revenues increased from 7.6% in the first quarter of 1998 to 8.4% in the first quarter of 1999. The decrease in general and administrative expenses was principally due to decreases in salary and related expenses and professional fees. The decrease in salary related expenses was due in large part to the fact that, generally in 1999, there were no expenses corresponding with the severance and related expenses associated with the termination or realignment of certain executives during the first quarter of 1998, which totaled $1.5 million. The decreases discussed above were offset by increased legal expenses relating to certain employment litigation.

         The Company incurred asset impairment charges of $2.6 million in the first quarter of 1998. Asset impairment charges incurred during the first quarter of 1998 were the result of additional analysis and the reassessment of management's intentions as to the future disposition of certain assets.

         The Company incurred $1.2 million in restructuring charges associated with the closure (or planned closure) of 15 leased restaurants incurred during the first quarter of 1998.

         On March 20, 1999, the Company agreed to the material terms of a global settlement in three class action lawsuits which alleged that the Company had violated certain provisions of the Fair Labor Standards Act (see Note 9 to the consolidated condensed financial statements and Liquidity and Capital Resources). The Company agreed to pay $18.0 million in exchange for the dismissal of all three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases. As a result of the settlement, the Company recorded a litigation settlement charge of $14.5 million in the first quarter of fiscal 1999 ($3.5 million had previously been recorded in the fourth quarter of 1998).

         The Company refinanced approximately $281.0 million of its senior debt in December 1997 (the "1997 Credit Facility"). Interest expense for the first quarter of 1999 decreased $1.9 million, or 12.2%, as compared to the same period last year, principally due to lower average debt outstanding and a $1.1 million fee to obtain waivers (for its inability to make principal payments and comply with debt covenants) from its prior lenders to facilitate the 1997 Credit Facility in the first quarter of 1998. The Company expects the increased interest costs incurred in 1998 as a result of higher interest rates will be offset during 1999 by a reduction of debt outstanding. The reduction in debt outstanding is expected to result from proceeds from the sale of surplus restaurant properties and other real estate. During the first quarter of 1998, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per common share outstanding).

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company operates with a substantial net working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due. The Company's Line of Credit is available to cover any short term working capital requirements. The Company's cash provided by operating activities declined during fiscal 1998, as compared to fiscal 1997, and declined during the first quarter of 1999 as compared to the prior year period.

         During the first quarter of 1999, cash provided by operating activities was $1.5 million, a decrease of $3.2 million, as compared to the first quarter of 1998. This decrease in cash provided by operations was due primarily to a decline in depreciation and amortization, amortization of deferred charges and other non-cash charges and the asset impairment write down in 1998, offset by less cash required in operating activities in 1999 as compared to 1998.

         Cash provided by investing activities during the first quarter of 1999 totaled $28.7 million as compared to cash used by investing activities of $3.4 million in the same quarter of 1998. The change in cash provided by investing activities was due principally to an increase in proceeds from disposal of property, plant and equipment and a decrease in cash required for property, plant and equipment.

         The Company balances its capital spending throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, and debt service requirements. The Company has planned capital expenditures for 1999 of $35.0 million, the maximum amount permitted under its credit agreement. The Company does not plan to build a significant number of new restaurants during 1999 and will invest its capital in improvements to existing operations. Budgeted capital expenditures for 1999 include $13.8 million for remodeling and refurbishment of restaurants, $12.2 million for additions to existing restaurants and $9.0 million for other assets. Capital expenditures totaled $5.8 million for the first quarter of 1999.

         During 1998, the Company closed 104 restaurants. The Company also closed an additional 47 restaurants in the first quarter of 1999. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. The Company's 1997 Credit Facility requires that net proceeds from asset disposals be applied to reduce its senior debt. At February 14, 1999, the Company had approximately 89 properties classified as assets held for sale with a carrying value of $44.3 million. Cash proceeds from asset disposals were $34.4 million for the first quarter of 1999 compared to $4.9 million for the first quarter of 1998.

         The Company completed a refinancing of its senior debt on December 2, 1997. The 1997 Credit Facility consisted of a $75.0 million revolving line of credit ("Line of Credit") and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The term notes replaced the Company's reducing revolving credit facility (the "Revolver"), the senior secured bridge loan which was obtained in 1996 to provide financing for the acquisition of substantially all the assets of TPI Enterprises, Inc., and a series of mortgage financings. The new debt facility provides the Company with additional liquidity and a debt amortization schedule which better supports the Company's business improvement plans.

         During the first quarter of 1999, the Company's cash used by financing activities was $32.4 million compared with cash used by financing activities of $6.0 million for the same period in 1998. Payments on the Term A and Term B Notes of $31.5 million were required as a result of the sale of surplus property in 1999. Significant financing activities for the first quarter of 1998 included the refinancing of the Company's senior debt which provided cash of $300.0 million, of which $280.4 million was used to retire the refinanced debt, $10.9 million was used to fund debt issue costs on the new debt facility, and $8.7 million was used for additional working capital. The Company also made payments of $5.7 million on its litigation settlement in the first quarter of 1998.

         The Company had approximately $68.0 million and $159.0 million outstanding under Term A Note and Term B Note, respectively, at February 14, 1999. The amounts available under the Line of Credit are reduced by letters of credit of approximately $25.0 million resulting in available credit under the Line of Credit of approximately $50.0 million at February 14, 1999. Due to the nature of the loan covenants contained in the Company's 1997 Credit Facility, the Company's ability to draw under the Line of Credit could be restricted. Based upon the financial covenants at February 14, 1999, the Company could have drawn approximately $50.0 million under the Line of Credit and remained in compliance with its loan agreement. At February 14, 1999, the Company had cash and cash equivalents of approximately $14.0 million.

         As more fully discussed in Note 9 to the consolidated condensed financial statements, the Company is a defendant in certain litigation alleging that the Company violated certain provisions of the Fair Labor Standards Act (the "FLSA"). Three cases have been provisionally certified as class actions.

         On or about December 21, 1998, the Court, in one of the cases
(Belcher I), granted plaintiffs' motion for partial summary judgment on liability and concluded that certain managerial employees were not exempt from the overtime provisions of the FLSA. Based upon the Court's December 21 ruling, a charge of $3.5 million was recorded in the fourth quarter of 1998. A trial on damages in this case was scheduled to begin on June 1, 1999; however, on January 21, 1999, the Court ordered the parties to engage in mediation in an attempt to determine whether this case, together with two others (Belcher II and Edelen), could be resolved through settlement. On March 20, 1999, the parties agreed to the material terms of a global settlement of Belcher I and the two other cases. The settlement requires the Company to pay $18 million as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. The settlement, which remains subject to approval by the Company's lenders and the Court, required the Company to take an additional charge of $14.5 million in the first quarter ended February 14, 1999 (in addition to the $3.5 million recorded in the fourth quarter of 1998). If the proposed settlement is approved by the Company's lenders and the Court, management expects to utilize the proceeds from the Company's refundable income taxes, general working capital or Line of Credit to fund the proposed settlement. If the Company is unable to secure the required approvals, management would vigorously contest the claims made in the cases. There can be no assurance that the Company will be able to secure the required approvals of the settlement. If the required approvals are not secured, the Company's ultimate liability in these cases could exceed the amount presently recorded as a liability ($18 million). Such a result could be materially adverse to the Company's financial position, results of operations and liquidity.

         Another case (Baum) was dismissed with prejudice on March 16, 1999.
The Company is awaiting entry of an appropriate order by the Court of Appeals dismissing the appeal which will conclude the litigation. In the remaining case (Griffin), discovery is proceeding but is in a preliminary stage. Trial has been set for September 1999. Management believes that it has substantial defenses to the claims made in this case and intends to vigorously defend the claims made in the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can currently be determined and accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements. In the event that an unfavorable outcome in this case results in a material award to the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

RISK FACTORS

         The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past six years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in sales and profit margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes, have reduced its operating margins. The Company does not expect to be able to significantly improve operating margins until it can increase its comparable restaurant sales and restaurant average sales volumes.

         The Company is highly leveraged and, under the terms of its credit agreement, generally is not permitted to incur additional debt and its annual capital expenditures are limited to $35.0 million. The Company completed a refinancing of approximately $281.0 million of its senior debt in December 1997. The interest rates for the new debt agreement are higher than those for the debt refinanced and resulted in increased interest costs in 1998. Management believes that proceeds from planned asset sales will result in a reduction of total debt outstanding and should offset the impact of the higher interest rates. However, there is no assurance that such asset sales will occur as quickly as management anticipates or that actual sales proceeds will correspond to management's estimates. As of February 14, 1999, the 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $171.4 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002. Further, the Company's zero coupon subordinated debentures mature in 2004. The Company plans to refinance these obligations as they become due. However, there can be no assurance that the debt can be refinanced on terms acceptable to the Company. If the Company is unable to refinance the indebtedness, the Company's financial condition, results of operations and liquidity would be adversely affected.

         The 1997 Credit Facility requires satisfaction of certain financial covenants, as well as other affirmative and negative covenants, which were to become more restrictive in the fourth quarter of 1998 and during 1999. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations.

        On March 20, 1999 the Company agreed to the material terms of a global settlement in three class action lawsuits (see Note 9 to the consolidated condensed financial statements). The settlement is subject to the approval of the Company's lenders and the Court. As part of the approval process, the Company will be required to seek certain financial covenant modifications to the 1997 Credit Facility. If the Company is unable to secure lender or Court approval of the settlement, the Company intends to vigorously contest the claims made in the cases. There can be no assurance that the Company will be able to secure the required approvals of the settlement. If the required approvals are not secured, the Company's ultimate liability in these cases could exceed the amount presently recorded as a liability ($18 million). Such a result could be materially adverse to the Company's financial position, results of operations and liquidity.

        Based on current operating results, forecasted operating trends, anticipated levels of asset sales, and approval of the litigation settlement and related covenant modifications, management believes that the Company will be in compliance with its financial covenants during fiscal 1999 and the first quarter of 2000. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted, or if anticipated levels of asset sales are not met by the Company, or if the litigation settlement and related covenant modifications are not approved, the Company may not be in compliance with the modified financial covenants and management could be forced to seek additional modifications to the Company's 1997 Credit Facility. The Company was in compliance with its financial covenants at the end of the first quarter of 1999.

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

         The Company conducts its business with a great degree of reliance on internally-operated software systems. The Company's primary information technology systems are as follows:

         Point of Sale Cash Register system ("POS system")-This system has been fully operational in the Company's Shoney's Restaurants and Captain D's since January 1998. The POS system affords the Company many efficiencies, including electronic recording of transactions such as restaurant sales, product mix, payroll time and attendance and cash accounting. The POS system also serves as the means by which restaurants process orders with the Company's Distribution and Manufacturing operation, transmit hours worked for hourly employees resulting in the recording of restaurant labor costs for these personnel, as well as providing numerous information uses for management in the operation of the Company's business.

         Distribution and Manufacturing system ("Distribution system")-This system provides information for the management of inventory at the Company's three distribution centers, which provide Company-operated and certain franchised restaurants the majority of the necessary food and supplies. This system also processes transactions for the Company's purchasing function, order processing, sales forecasting and inventory management. This system has a major impact on the food cost recorded by the Company.

         General Ledger, Accounts Payable and Accounts Receivable system ("General Ledger system")-This system facilitates the maintenance of all financial transactions to the Company's financial statements (general ledger), as well as the processing of the Company's accounts payable, accounts receivable, and property, plant and equipment records.

         Payroll system ("Payroll system")-This system accumulates, records and processes all payroll related transactions.

         At present, management has completed the assessment of its Year 2000 issues for all of the systems discussed above. The Company has completed the remediation, testing, and implementation phases for the POS (except for certain hardware upgrades) and General Ledger systems. The remediation and programming phase has been completed for the Distribution system. Management estimates that the remediation and programming phase for the Payroll system should be completed by mid April 1999. Management believes it is Year 2000 compliant with respect to the POS and General Ledger systems. Management anticipates that all phases of the Year 2000 project will be completed by June 30, 1999. As of February 14, 1999, management estimated the Distribution system to be 90% complete and the Payroll system to be 30% complete.

         The Company does not have any material relationships with third parties that involve the transmittal of data electronically, which would affect the results of operations or financial position of the Company. The Company does have material relationships with certain suppliers of food products. The Company plans to survey its critical suppliers as to their Year 2000 readiness; however, the Company has no way of assuring that its major suppliers will be Year 2000 compliant and is unable to estimate the effect of their noncompliance on the delivery of the necessary food products.

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

         The Company relies on a number of other systems that could be affected by Year 2000 related failures. The corporate phone system has been upgraded to be Year 2000 compliant. The operating system for the corporate and regional office network will require software and hardware upgrades to become Year 2000 compliant. The Company has received assurance from its credit card processor that they will be compliant by April 1999. The Year 2000 issue has and will divert information systems resources from other projects. This diversion is not expected to have a material effect on the Company's financial position or results of operations.

         The Company will utilize both external and internal resources to reprogram or replace, test and implement the software needed for Year 2000 modifications. The total cost for Year 2000 software related readiness is estimated to be approximately $450,000. To date, the Company has incurred approximately $298,000 of these costs. The majority of the remaining costs relate to the completion of the compliance of the Company's Payroll system. The hardware upgrade for the corporate and regional office network is estimated to be approximately $1.2 million of which approximately $633,000 has been spent.

         As of February 1999, the Company has not developed contingency plans for the Year 2000 issue. The POS (except for certain hardware upgrades) and General Ledger systems are Year 2000 compliant. Additional testing will be performed on the two systems to insure compliance. The Company has received the Year 2000 compliant upgrade for its Payroll system and has begun the remediation and programming phase. The remediation and programming for the Distribution system is complete. If Year 2000 compliance issues arise, contingency plans will be developed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 22, 1999, is incorporated herein by this reference.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 22, 1999, is incorporated herein by this reference. See also Note 9 to the Notes to Consolidated Condensed Financial Statements at pages 10 through 13 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

         10.1     Addendum to employment agreement with Stephen C. Sanders

         27       Financial Data Schedule (For SEC Use Only)

         (b) On January 6, 1999, the Company filed a Current Report on Form 8-K dated December 21, 1998 reporting under Item 5 thereof developments in certain litigation involving the Company. See also Part II Item I of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

Date: March 30, 1999                      By: /s/ V. Michael Payne
                                              ----------------------------------
                                          V. Michael Payne
                                          Senior Vice President and Controller,
                                          Principal Financial and Chief
                                          Accounting Officer