Form 10-Q
period 1999-05-09
SHONEYS INC
filed 1999-06-23
CIK 89902

======================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         -------------
                           FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended May 9, 1999

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to
                                         --------   --------

                 Commission file number  0-4377
                          -------------

                        SHONEY'S, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Tennessee                            62-0799798
    -------------------------------          -------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

    1727 Elm Hill Pike, Nashville, Tennessee          37210
    ----------------------------------------       ------------
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

    As of June 21, 1999, there were 49,446,839 shares of Shoney's, Inc. $1 par value common stock outstanding.

======================================================================

                                            Page 1 of 53 pages
                                            Exhibit index at page 28

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                               May 9,           October 25,
                                                                1999               1998
                                                           --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                $   36,728,464    $  16,277,722
  Notes and accounts receivable, less allowance
    for doubtful accounts of $1,263,000 in 1999
    and $1,142,000 in 1998                                      8,239,781       10,263,490
  Inventories                                                  32,394,531       37,146,297
  Refundable income taxes                                                       14,005,359
  Prepaid expenses and other current assets                     2,849,100        3,390,458
  Net property, plant and equipment held for sale              29,832,387       69,878,238
                                                            -------------    -------------
     Total current assets                                     110,044,263      150,961,564

Property, plant and equipment, at lower of cost or market     669,087,765      677,978,782
Less accumulated depreciation and amortization               (351,433,388)    (350,673,367)
                                                            -------------    --------------
     Net property, plant and equipment                        317,654,377      327,305,415

Other assets:
  Goodwill (net of accumulated amortization of
    $6,742,000 in 1999 and $5,465,000 in 1998)                 28,129,485       29,819,721
  Deferred charges and other intangible assets                  7,792,276       10,581,373
  Other assets                                                  4,466,291        4,800,760
                                                            -------------    --------------
     Total other assets                                        40,388,052       45,201,854
                                                            -------------    --------------
                                                           $  468,086,692    $ 523,468,833
                                                            =============    ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                         $   33,143,377    $  37,522,186
  Other accrued liabilities                                    73,012,671       76,690,150
  Reserve for litigation settlements due within one year       18,372,961          372,961
  Debt and capital lease obligations due within one year       14,511,878       11,980,656
                                                            -------------    --------------
     Total current liabilities                                139,040,887      126,565,953

Long-term senior debt and capital lease obligations           219,971,383      282,354,696
Zero coupon subordinated convertible debentures               117,743,304      112,580,014
Subordinated convertible debentures, net of bond discount
  of $2,856,000 in 1999 and $3,255,000 in 1998                 48,706,768       48,308,400
Reserve for litigation settlements                                192,683          226,679

Other liabilities                                              71,632,390       72,920,262

Shareholders' deficit:
  Common stock, $1 par value: authorized 200,000,000;
    issued 49,446,839 in 1999, 48,694,865 in 1998              49,446,839       48,694,865
  Additional paid-in capital                                  137,717,929      137,296,111
  Accumulated deficit                                        (316,365,491)    (305,478,147)
                                                            -------------    --------------
     Total shareholders' deficit                             (129,200,723)    (119,487,171)
                                                            -------------    --------------
                                                           $  468,086,692    $ 523,468,833
                                                            =============    ==============

See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                 Twenty-eight Weeks Ended
                                                May 9,             May 10,
                                                 1999               1998
                                             -------------     -------------
Revenues
  Net sales                                  $ 515,799,445     $ 608,079,939
  Franchise fees                                 7,801,042         7,881,276
  Other income                                  16,375,260         4,275,261
                                             -------------     -------------
                                               539,975,747       620,236,476

Costs and expenses
  Cost of sales                                469,440,369       558,666,630
  General and administrative expenses           43,214,388        46,938,916
  Impairment write down of long-lived assets                       2,593,482
  Restructuring expense                                            2,651,293
  Litigation settlement                         14,500,000
  Interest expense                              23,708,334        26,671,863
                                             -------------     -------------
     Total costs and expenses                  550,863,091       637,522,184
                                             -------------     -------------

Loss before income taxes and
  extraordinary charge                         (10,887,344)      (17,285,708)

Benefit from income taxes                                         (6,274,000)
                                             -------------     -------------
Loss before extraordinary charge               (10,887,344)      (11,011,708)

Extraordinary charge on early extinguishment
  of debt, net of income taxes of $806,000                        (1,415,138)
                                             -------------     -------------
Net loss                                     $ (10,887,344)    $ (12,426,846)
                                             =============     =============
Earnings per common share
  Basic:
    Net loss before extraordinary charge           ($0.22)           ($0.23)
    Extraordinary charge for the early
      extinguishment of debt                                          (0.03)
                                                   -------           -------
    Net loss                                       ($0.22)           ($0.26)
                                                   =======           =======
  Diluted:
    Net loss before extraordinary charge           ($0.22)           ($0.23)
    Extraordinary charge for the early
      extinguishment of debt                                          (0.03)
                                                   -------           -------
    Net loss                                       ($0.22)           ($0.26)
                                                   =======           =======
Weighted average shares outstanding
  Basic                                         49,228,581        48,636,019

  Diluted                                       49,228,581        48,636,019

Common shares outstanding                       49,446,839        48,690,365

Dividends per share                                   NONE              NONE

See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                    Twelve Weeks Ended
                                                May 9,             May 10,
                                                 1999               1998
                                             -------------     -------------
Revenues
  Net sales                                  $ 231,069,031     $ 275,856,044
  Franchise fees                                 3,501,410         3,487,960
  Other income                                   5,446,312         1,795,279
                                             -------------     -------------
                                               240,016,753       281,139,283

Costs and expenses
  Cost of sales                                207,317,427       249,832,562
  General and administrative expenses           17,932,769        21,273,045
  Restructuring expense                                            1,440,612
  Interest expense                               9,758,016        10,784,375
                                             -------------     -------------
     Total costs and expenses                  235,008,212       283,330,594
                                             -------------     -------------

Income (loss) before income taxes                5,008,541        (2,191,311)

Benefit from  income taxes                                          (795,000)
                                             -------------     -------------
Net income (loss)                            $   5,008,541     $  (1,396,311)
                                             =============     =============




Earnings per common share
  Basic:
    Net income (loss)                              $ 0.10            ($0.03)
                                                   =======           =======


  Diluted:
    Net income (loss)                              $0.10             ($0.03)
                                                   =======           =======


Weighted average shares outstanding
  Basic                                         49,442,377        48,677,615

  Diluted                                       49,681,688        48,677,615


Common shares outstanding                       49,446,839        48,690,365

Dividends per share                                   NONE              NONE


See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
               Consolidated Condensed Statement of Cash Flows
                               (Unaudited)

                                                             Twenty-eight Weeks Ended
                                                            May 9,             May 10,
                                                             1999               1998
                                                         -------------     -------------
Operating activities
  Net loss                                               $ (10,887,344)    $ (12,426,846)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                         20,955,420        26,157,118
      Amortization of deferred charges and other
        non-cash charges                                    10,563,037        12,985,538
      Gain on disposal of property, plant and equipment    (15,382,099)       (1,921,455)
      Impairment write down of long-lived assets                               2,593,482
      Litigation settlement                                 14,500,000
      Changes in operating assets and liabilities           16,278,327          (524,523)
                                                         --------------    -------------
        Net cash provided by operating activities           36,027,341        26,863,314


Investing activities
  Cash required for property, plant and equipment          (11,754,378)      (16,481,351)
  Proceeds from disposal of property, plant and equipment   53,112,322        11,767,465
  Cash provided by other assets                                 55,353         1,669,090
                                                         --------------    -------------
        Net cash provided (used) by investing activities    41,413,297        (3,044,796)


Financing activities
  Payments on long-term debt and
    capital lease obligations                              (56,775,807)     (298,584,220)
  Proceeds from long-term debt                                               300,000,000
  Payments on litigation settlement                            (33,996)      (15,671,332)
  Cash required for debt issue costs                          (180,093)      (11,776,019)
  Proceeds from exercise of employee stock options                                21,775
                                                         --------------    -------------
        Net cash used by financing activities              (56,989,896)      (26,009,796)
                                                         --------------    -------------


  Change in cash and cash equivalents                    $  20,450,742     $ (2,191,278)
                                                         ==============    =============

See notes to consolidated condensed financial statements.

                    SHONEY'S, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
                               May 9, 1999
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1999 presentation. Operating results for the twelve and twenty-eight week periods ended May 9, 1999 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 25, 1998.

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

The TPI acquisition was accounted for as a purchase and the purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which originally was amortized on a straight line basis over 20 years. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $7.0 million in 1997 and approximately $13.1 million in 1998 (see note 3). Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining period of 10 years. The change in estimate resulted in $688,000 additional amortization in the first twenty-eight weeks of 1999.

As of May 9, 1999, of the properties acquired in the TPI transaction, the Company had closed 84 Shoney's Restaurants (eight of which were sold to franchisees in the first quarter of 1999), 10 Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. Certain of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Anticipated costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the second quarter and first twenty-eight weeks of 1999, approximately $400,000 and $1.1 million, respectively, in costs were charged against this liability. Approximately $10.6 million of anticipated exit costs related to the TPI acquisition remain accrued at May 9, 1999.


NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

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

At May 9, 1999, the carrying value of the 64 properties to be disposed of was $29.8 million and is reflected on the consolidated condensed balance sheet as net assets held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 4 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the consolidated condensed statement of operations in the restructuring expense caption. In addition to amounts recorded in previous years, the Company recorded approximately $10.7 million in exit costs during 1998 ($1.2 million in the first quarter and $1.4 million in the second quarter), primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. The Company charged approximately $700,000 and $1.7 million against these exit costs reserves in the second quarter and in the first twenty-eight weeks of 1999, respectively. Approximately $9.3 million of accrued exit costs remain at May 9, 1999.

During 1998, the Company closed 104 restaurants. Forty-seven additional restaurants were closed during the first quarter of 1999. Sixteen restaurants were closed during the second quarter and one previously closed restaurant was reopened. Below are sales and operating losses for the second quarter and twenty-eight week periods of 1999 and the second quarter and twenty-eight week periods of 1998 for the restaurants closed in each of those years.

                                                       ($ in thousands)
                                                                    Twenty-eight          Twenty-eight
                            Quarter Ended      Quarter Ended        Weeks Ended           Weeks Ended
                             May 9, 1999        May 10, 1998        May 9, 1999           May 10, 1998
                             -----------        ------------        -----------           ------------
                                  Operating           Operating           Operating              Operating
                           Sales    Loss     Sales      Loss      Sales     Loss       Sales       Loss
                           -----    ----     -----      ----      -----     ----       -----       ----
Stores closed during 1998  $  --    $(353)   $19,476   $(2,847)   $  --     $(1,195)   $45,949    $(6,344)
Stores closed during 1999   1,389    (386)    18,874    (1,064)    14,629    (1,945)    41,478     (2,754)
                            -----    -----    ------    -------    ------    -------    ------     -------
Total                      $1,389   $(739)   $38,350   $(3,911)   $14,629   $(3,140)   $87,427    $(9,098)
                            =====    =====    ======    =======    ======    =======    ======     =======

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

The table below presents the computation of basic and diluted income (loss) per share:

                                                             ($ in thousands except EPS)
                                                                                Twenty-eight     Twenty-eight
                                                Quarter Ended   Quarter Ended   Weeks Ended      Weeks Ended
                                                 May 9, 1999     May 10, 1998   May 9, 1999      May 10, 1998
                                                 -----------     ------------   -----------      ------------
Numerator:
----------
Income (loss) before extraordinary loss -
  numerator for Basic EPS                         $  5,009       $  (1,396)      $(10,887)         $(11,012)
Income (loss) before extraordinary loss after
  assumed conversion of debentures -
  numerator for Diluted EPS                       $  5,009       $  (1,396)      $(10,887)         $(11,012)

Denominator:
------------
Weighted-average shares outstanding -
  denominator for Basic EPS                         49,442          48,678         49,229            48,636
Dilutive potential shares -
  denominator for Diluted EPS                       49,682          48,678         49,229            48,636

Basic EPS income (loss)                           $  0.10        $   (0.03)       $ (0.22)         $  (0.23)
Diluted EPS income (loss)                         $  0.10        $   (0.03)       $ (0.22)         $  (0.23)

As of May 9, 1999, the Company had outstanding approximately 5,641,000 options to purchase shares at prices ranging from $1.44 to $25.51. In addition to options to purchase shares, the Company had approximately 155,000 common shares reserved for future distribution pursuant to certain employment agreements, and approximately 6,000 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of May 9, 1999, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS for the second quarter of 1999. Because the Company reported a net loss for the first twenty-eight weeks of 1999 and 1998 and the second quarter of 1998, the effect of the potentially dilutive securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 6 - INCOME TAXES

The Company is estimating an effective tax rate for fiscal 1999 of 0% and, accordingly, has recorded no income tax provision or benefit for the twelve and twenty-eight week periods ended May 9, 1999. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an adjustment in the valuation allowance against the gross deferred tax assets. For the twelve and twenty-eight week periods ended May 10, 1998, the Company's effective tax rate of 36.3% differed from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of May 9, 1999, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with SFAS 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

As of May 10, 1998, the Company maintained a valuation allowance for tax credit carry forwards that were not expected to be realized. The Company believed it was more likely than not that the remaining deferred tax assets would be realized through the reversal of existing taxable temporary differences within the carry forward period, the carry back of existing temporary differences to prior years' taxable income, or through the use of alternative tax planning strategies.

NOTE 7 - SENIOR DEBT

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility provided for up to $375.0 million ("1997 Credit Facility") and consist of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. As of May 9, 1999, the 1997 Credit Facility provided for interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain defined financial ratios, the applicable interest rates can increase an additional 0.25% which is the maximum allowed under the 1997 Credit Facility.

At May 9, 1999, the Company had approximately $58.3 million and $144.7 million outstanding under its Term A Note and Term B Note, respectively. During the next four fiscal quarters, principal reductions of $15.7 million are scheduled for the Term A Note and principal reductions of $739,000 are scheduled for the Term B Note. Of these amounts, $4.0 million was prepaid as of May 9, 1999. At May 9, 1999, the effective interest rates on the term notes were 8.3% and 8.5% for Term A Note and Term B Note, respectively.

The Company had no borrowings outstanding under its $75.0 million Line of Credit at May 9, 1999. Available credit under the Line of Credit is reduced by outstanding letters of credit, which totaled $25.6 million at May 9, 1999, resulting in available credit of $49.4 million. The Company pays an annual fee of 0.5% for unused available credit under the Line of Credit. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit could be restricted. Based on the financial covenants at May 9, 1999, the Company could have drawn an additional $29.4 million under the Line of Credit and remained in compliance with its financial covenants. At May 9, 1999, the interest rate for the Line of Credit was 10.25%.

The 1997 Credit Facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. A subsequent amendment to the 1997 Credit Facility allows the Company to hedge up to a notional amount of $200 million. The amount of the Company's debt covered by the hedge program was $100.0 million at May 9, 1999, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin, and an additional $20.0 million hedge agreement which fixes the interest rate on the covered amount of debt at 5.5% plus the applicable margin. At May 9, 1999, the estimated cost to exit the Company's interest rate swap agreements was approximately $926,000. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the consolidated condensed financial statements.

Debt and obligations under capital leases at May 9, 1999 and October 25, 1998 consisted of the following:

                                                     ($ in thousands)
                                               May 9, 1999   October 25, 1998
                                               -----------   ----------------
Senior debt - Term A Note                       $   58,267        $    77,388
Senior debt - Term B Note                          144,704            181,114
Subordinated zero coupon convertible debentures    117,743            112,580
Subordinated convertible debentures                 48,707             48,308
Industrial revenue bonds                            10,315             10,315
Notes payable to others                              5,026              5,268
                                                 ---------         ----------
                                                   384,762            434,973
Obligations under capital leases                    16,171             20,251
                                                 ---------         ----------
                                                   400,933            455,224
Less amounts due within one year                    14,512             11,981
                                                 ---------         ----------
Amount due after one year                       $  386,421        $   443,243
                                                 =========         ==========

The 1997 Credit Facility is secured by substantially all of the Company's assets. The 1997 Credit Facility (1) requires satisfaction of certain financial ratios and tests (which become more restrictive during the term of the credit facility); (2) imposes limitations on capital expenditures; (3) limits the Company's ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibits dividends and distributions on common stock; (5) prohibits mergers, consolidations or similar transactions; and (6) includes other affirmative and negative covenants. During the third quarter of 1998, management received approval from its lending group for covenant modifications for the fourth quarter of 1998 and the first quarter of 1999 that either maintained covenant ratios at existing levels or reduced the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations.

On March 20, 1999, the Company agreed to the material terms of a global settlement of three class action lawsuits (see note 9 to the consolidated condensed financial statements). The settlement is subject to the approval of the Company's lenders and the Court. As part of the lender approval process, the Company was required to seek certain financial covenant modifications to the 1997 Credit Facility. Lender approval of the global settlement has been received by the Company. As discussed in note 9, however, the Company has not yet received Court approval of the settlement and if the Company is unable to secure Court approval of the settlement, the Company intends to vigorously contest the claims made in the three cases.

Based on current operating results, forecasted operating trends, anticipated levels of asset sales, and approval of the litigation settlement and related covenant modifications requested by the Company for the litigation settlement, management believes that the Company could possibly be forced to seek additional financial covenant modifications as soon as the third quarter of fiscal 1999. Based on preliminary discussions, management believes that the additional covenant modifications could be obtained; however, no assurance can be given that such covenant modifications could be obtained.
If the Company were unable to obtain the possible modifications to the 1997 Credit Facility, the Company's liquidity and financial position would be materially adversely affected. At May 9, 1999, the Company was in compliance with all of its debt covenants.

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

NOTE 8 - SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, Court approval was granted to a class action consent decree settling certain employment litigation against the Company and its former chairman. The majority of the payments required by the consent decree were made as of March 1, 1998. Remaining payment obligations under the consent decree are approximately $261,000.

NOTE 9 - LITIGATION

Belcher I

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. The Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant restaurant managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 240 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. On or about April 7, 1998, the plaintiffs filed a motion for partial summary judgment in Belcher I. The plaintiffs moved for summary judgment on the issue of liability based on the Company's alleged practice and policy of making allegedly improper deductions from the pay of its general managers and assistant restaurant managers. In April
1998, plaintiffs made a demand to settle the case for $45 million plus costs and attorney's fees, which the Company rejected. On December 21, 1998, the Court granted plaintiffs' motion for partial summary judgment on liability, dismissed 192 plaintiffs who did not satisfy the provisional class definition established by the Court (which included 120 of the roughly 240 opt-in plaintiffs who failed to timely file their consents), and set the case for a trial on damages to commence on June 1, 1999. On January 21, 1999, the Court denied the Company's motion to reconsider or certify the order for interlocutory appeal.

As a result of the Court's ruling on liability, the Company recorded a charge of $3.5 million in the fourth quarter of fiscal 1998, representing an estimated amount of potential damages, fees, and costs that it might be required to pay if the Court's December 21, 1998 ruling on liability ultimately had been upheld and damages awarded. On January 21, 1999, the Court also ordered the parties to mediate in an attempt to determine whether this case, Belcher II and Edelen (discussed below) could be resolved through settlement. On March 20, 1999, the parties agreed to the material terms of a global settlement of Belcher I, Belcher II and Edelen. Under the agreement, in exchange for the dismissal of the three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases, the Company agreed to pay $18 million in three installments as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. In light of the parties' agreement on settlement, the Court canceled the damages trial scheduled to commence on June 1, 1999, and stayed all proceedings in the case while the parties draft the necessary settlement documentation, a process that is nearing completion. The settlement, which is subject to the approval of the Court, required the Company to record an additional charge of $14.5 million for the first quarter ended February 14, 1999 (in addition to the $3.5 million previously recorded in the fourth quarter of fiscal 1998). If the proposed settlement is approved by the Court, management expects to utilize the proceeds from the Company's income tax refund, general working capital or Line of Credit to fund the proposed settlement. If the Court does not approve the settlement and dismiss each of the cases, the Company intends to vigorously contest and defend against the unresolved claims remaining in such cases and, if necessary, to pursue all available avenues of appeal once final judgment in such cases has been entered.

Belcher II

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 1,800 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. On or about July 10, 1998, plaintiffs filed a motion to amend their complaint to add state law class action allegations of fraud, breach of contract, conversion, and civil conspiracy; add the Company's Senior Vice President and Controller and certain unnamed individuals as defendants; and include a prayer for $100 million in punitive damages. That motion was granted by the Court on January 4, 1999, and trial was scheduled to commence on January 4, 2000. In ruling on plaintiffs' motion, the Court did not address any of the arguments that the Company raised in opposing that motion, indicating that it would consider those arguments if the Company presented them in a dispositive motion. On February 2, 1999, the Company filed a motion to dismiss the claims added by plaintiffs' amended complaint. Prior to the Court's ruling on the Company's motion, however, as noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Edelen. In light of that agreement, the Court has stayed all proceedings in the case.

Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I and the plaintiffs may argue that the Court's December 21, 1998 ruling on liability in Belcher I should apply to this case. On March 28, 1998, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. Notice was issued to potential class members on or about July 28, 1998. Approximately 250 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date, approximately 90 additional potential class members opted to participate in the suit, but the Court has not yet ruled on their participation in the lawsuit. On December 21, 1998, the Court transferred 11 persons who filed consents in Belcher I from that case to Edelen. As noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Belcher II. In light of that agreement, the Court has stayed all proceedings in the case.

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

Griffin

On August 5, 1997, an hourly employee filed the case of "Regina Griffin v. Shoney's, Inc. d/b/a Fifth Quarter" ("Griffin") in the U.S. District Court for the Northern District of Alabama. Plaintiff claimed the Company failed to pay her minimum wages and overtime pay in violation of the Fair Labor Standards Act, and claimed to be entitled to an injunction, unpaid wages, interest, and expenses. On February 24, 1998 the plaintiff served the Company with a Motion for Leave to Amend Complaint with an accompanying proposed Amended Complaint for Violation of Fair Labor Standards Act seeking to pursue the case as a class action on behalf of plaintiff and "all persons who have performed the services of waiter or waitress for Shoney's (d/b/a Fifth Quarter)." On August 24, 1998, the Company filed a Motion to Dismiss or, in the Alternative, for Summary Judgment as to the plaintiffs' claims. Prior to a decision on that motion, plaintiff filed a motion to amend her amended complaint, in order to substitute Shoney's and TPI as defendants in the case. The Court granted plaintiff's motion and on November 23, 1998, Shoney's and TPI filed a consolidated answer to plaintiff's second amended complaint. On April 9, 1999, plaintiff moved for collective action certification, which the Company opposed. At this time, the Court has denied, without prejudice, plaintiff's motion to proceed on a collective action basis. The plaintiff, however, has been permitted to conduct discovery on this issue, with leave to refile a request for collective action certification at a later date. Trial presently is scheduled to commence in September 1999. Management believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements with respect to this case.

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


NOTE 10 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of May 9, 1999, the Company operated and franchised a chain of 1,197 restaurants in 28 states which consists of three restaurant divisions:
Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two distinct restaurant concepts). The majority of the Company's restaurants are located in the southeastern United States. The Company also operates a distribution and manufacturing business that supplies food and supplies to Company and certain franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 11- LEASEHOLD INTERESTS ASSIGNED TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 12 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. Although the Company has received guarantees of performance under the assigned leases from a majority of the assignees, the Company estimates its contingent liability associated with these assigned leases as of May 9, 1999 to be approximately $7.1 million.

Property Sublet to Others - The Company subleases approximately 39 properties to others. The Company remains liable for the leasehold obligation in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of May 9, 1999 to be approximately $5.8 million.

NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As of the first day of fiscal 1999, the Company adopted SFAS 130. The adoption had no impact on the Company's results of operations or shareholders' deficit. For the second quarter of 1999 and 1998, the total comprehensive income and/or loss amounted to income of $5.0 million and a loss of $1.4 million, respectively. For the twenty-eight week periods of 1999 and 1998 comprehensive losses were $10.9 million and $12.4 million, respectively.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The second quarter and first two quarters of both fiscal 1999 and 1998 covered periods of twelve and twenty-eight weeks, respectively. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including the ability of management to implement successfully its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened legislation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, the effect of Year 2000 issues on the Company and its key suppliers, turnover and a variety of other similar matters. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the second quarter of 1999 declined $41.1 million, or 14.6% to $240.0 million, as compared to revenues of $281.1 million in the second quarter of 1998. For the first two quarters of 1999, revenues decreased 12.9% to $540.0 million as compared to the same period in 1998. The following table summarizes the components of the decline in revenues:

(In Millions)                                   Twelve weeks     Twenty-eight
                                                   ended         weeks ended
                                                May 9, 1999      May 9, 1999
                                                ----------------------------
Restaurant Revenue                              $ (40.4)           $ (81.5)
Distribution and Manufacturing and Other Sales     (4.4)             (10.8)
Franchise Fees                                     ----                (.1)
Other Income                                        3.7               12.1
                                                ----------------------------
                                                $ (41.1)           $ (80.3)
                                                ============================

     The decline in revenues during the second quarter and the first two quarters of 1999 was principally due to a net decline in the number of restaurants in operation and negative overall comparable store sales. Since the beginning of the first quarter of 1998, there has been a net decline of 167 Company-owned restaurants in operation. The table below presents comparable store sales for Company-owned restaurants for the second quarter and first two quarters of 1999 by restaurant concept:

                                                Twelve weeks     Twenty-eight
                                                   ended         weeks ended
                                                May 9, 1999      May 9, 1999
                                                ----------------------------
                                                Comparable       Comparable
                                                Store Sales      Store Sales
                                                ----------------------------
Shoney's Restaurants                              (5.8)%           (5.7)%
Captain D's                                        3.3              4.1
Fifth Quarter                                      3.0              0.9
Pargo's                                           (3.5)            (4.5)
                                                ----------------------------
   All Concepts                                   (2.3)%           (2.0)%
                                                ============================

     As reflected in the table above, the Company's Shoney's Restaurants continue to experience negative overall comparable store sales. The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to re-establish Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The Company has enhanced its food specifications on the majority of its menu items and continued to improve the quality of its ingredients with the introduction of fresh ground chuck into
the Shoney's system during the second quarter of 1999.   Research and
development personnel have been given the responsibility for upgrading the quality of menu items and developing new menu offerings to broaden customer appeal. As of June 17, 1999, the Company was testing a new menu (the "Test Menu") in 62 Company-owned restaurants. The Test Menu includes items from the current menu, ten new sandwiches, nine blue plate specials that feature a meat and two vegetables and the addition of fresh vegetables and side dishes to the all you care to eat soup, salad, and fruit bar. In addition, at the customers request, the number of soup rotations offered on the all you care to eat soup, salad, and fruit bar have been doubled. Preliminary results in the 62 test stores have been favorable and management anticipates that the Test Menu will be implemented in all Company-owned restaurants by the fall of 1999.

     The back-to-basics initiatives also focus on improving the training function at the Shoney's Restaurants to train restaurant-level personnel on delivering high-quality food with exceptional customer service. During the first two quarters of 1999, the Shoney's Restaurants training function concentrated on hospitality, server training and customer satisfaction. Shoney's Restaurant General Managers are required to be in the dining room during meal periods to reinforce the 100% customer satisfaction guarantee. For 1999, the Company's advertising program will focus on food quality and new promotional items and the Test Menu. Restaurant operating standards are continually monitored in an effort to bring them into compliance with management's expectations.

     The Company's Captain D's restaurants reported comparable store sales increases for the second quarter and first two quarters of 1999. Management is pleased with the continued positive operating results of its Captain D's restaurants and has as a goal continued improvement in performance through a variety of initiatives including advertising, promotional menu items and the continued introduction of "Coastal Classics" menu items.

     The "Coastal Classics" menu features items such as southern style catfish, broiled salmon, orange roughy and rainbow trout, shrimp scampi, fried flounder and gulf oysters. The "Coastal Classics" menu is priced from $4.99 to $6.49 which is higher than the concept's average guest check. As of the end of the second quarter of 1999, the "Coastal Classics" menu had been placed in approximately 129 units, with approximately 170 units scheduled to have the menu by the end of 1999. For the stores that have the "Coastal Classics" menu implemented, the menu accounts for approximately 3-7% of total unit sales.

     The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first two quarters of 1999 and 1998:

                                            Twenty-eight Weeks Ended
                                     -------------------------------------
                                      May 9, 1999            May 10, 1998
                                     -------------------------------------
Company-owned restaurants opened           1                      0
Company-owned restaurants closed (1)     (63)                   (36)
Franchised restaurants opened (1)         11                     11
Franchised restaurants closed            (13)                   (18)
                                     -------------------------------------
                                         (64)                   (43)
                                     =====================================

(1) The first two quarters of 1999 included 10 units sold to franchisees.


     Distribution and manufacturing and other revenues declined $4.4 million during the second quarter of 1999 compared to the second quarter of 1998 and declined $10.8 million for the first two quarters of 1999 as compared to the same period in 1998. The decline in distribution and manufacturing revenues is principally due to a decline in the number of franchised restaurants in operation, increased competition, and a decline in the comparable store sales of franchised Shoney's Restaurants.

     Franchise revenues increased approximately $13,000 during the second quarter of 1999 and declined approximately $80,000 for the first two quarters of 1999, as compared to the same periods last year. The decline in franchise fee revenue for the twenty-eight week period is due principally to fewer franchised restaurants in operation and a decline in comparable store sales at franchised Shoney's Restaurants.

     Other income increased $3.7 million during the second quarter of 1999 and approximately $12.1 million for the first two quarters of 1999 as compared to the same periods in 1998. The increase in other income during the second quarter and first twenty-eight weeks of 1999 was due principally to increased net gains on asset sales. The principal components of other income for the second quarter of 1999 were net gains on asset sales ($4.9 million), interest income ($351,000) and rental income ($204,000). For the first two quarters of 1999, the principal components of other income were net gains on asset sales ($15.4 million), interest income ($539,000) and rental income ($445,000).

COSTS AND EXPENSES

  Costs of sales declined during the second quarter and first two quarters of 1999 compared to the same periods in 1998 principally as a result of a decline in restaurant sales. Cost of sales as a percentage of revenues decreased for the second quarter of 1999 to 86.4% compared to 88.9% for the same quarter of 1998. Cost of sales as a percentage of revenues was 86.9% for the first two quarters of 1999 compared to 90.1% for the same period in 1998. Food and supplies costs as a percentage of total revenues declined to 37.0% and 36.6%, respectively, for the second quarter and first two quarters of 1999 compared to 38.6% and 38.8%, respectively, in the second quarter and first two quarters of 1998. The decline in food and supplies costs as a percentage of revenues was primarily the result of the increase in other income, higher menu prices and the implementation of a Store Waste Attack Tool ("SWAT") that allows the food costs of each individual restaurant to be measured against its own theoretical cost of sales. SWAT was fully implemented in the Company's Captain D's restaurants at the end of the first quarter of 1999 and was fully implemented in the Shoney's Restaurants by the end of the second quarter of 1999. Despite a 10% increase in the cost of white fish to Captain D's during the second quarter, as a percentage of restaurant sales, food costs declined in each of the Company's restaurant concepts during the second quarter and first two quarters when compared to the prior year periods.

     Although reduced by the increase in other income, restaurant labor increased as a percentage of total revenues for both the second quarter and first two quarters of 1999 because of higher wages for restaurant employees. The higher wages were a result of tight labor market conditions in the majority of markets in which the Company operates and increases in staffing levels at the Company's Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the negative comparable unit sales trend. This increase in staffing in the Shoney's Restaurants and resulting higher labor costs are expected to continue for the remainder of the 1999 fiscal year. Restaurant labor as a percentage of revenues was 26.5% for the second quarter of 1999, as compared to 26.4% for the second quarter of 1998. For the first two quarters of 1999 restaurant labor, as a percentage of revenues, was 26.8% as compared to 26.7% for the same period in 1998.

     Operating expenses as a percentage of revenues decreased to 22.9% for the second quarter of 1999 compared to 23.9% in the second quarter of 1998. Operating expenses decreased to 23.5% for the first two quarters of 1999 as compared to 24.6% in the same period in 1998. The decrease in operating expenses as a percentage of revenues in both the second quarter and twenty-eight week period were due principally to the increase in other income, lower depreciation, insurance and advertising costs partially offset by higher repairs and maintenance expenses.

     General and administrative expenses decreased $3.3 million and $3.7 million in the second quarter and first two quarters of 1999, respectively. General and administrative expenses as a percentage of revenues decreased from 7.6% in the second quarter of 1998 to 7.5% in the second quarter of 1999 and increased from 7.6% for the first two quarters of 1998 to 8.0% for the first two quarters of 1999. The decrease in general and administrative expenses in the second quarter of 1999 was principally due to decreases in salary and related expenses and professional fees. The decrease in salary and related expenses was due in large part to a decrease in severance and related expenses associated with the termination or realignment of certain executives during the first two quarters of 1998, which totaled $2.7 million. The decreases in salary and related expenses in the twenty-eight weeks were offset by increased legal expenses relating to certain employment litigation.

     The Company incurred asset impairment charges of $2.6 million, in the first quarter of 1998. Asset impairment charges incurred during the first quarter of 1998 were the result of additional analysis and the reassessment of management's intentions as to the future disposition of certain assets.

     The Company incurred approximately $1.4 million and $2.6 million, in restructuring charges associated with the accrual of the remaining leasehold obligations on restaurants closed (or planned closure) during the second quarter and first twenty-eight weeks of 1998, respectively.

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

     The Company refinanced approximately $281.0 million of its senior debt in December 1997 (the "1997 Credit Facility"). Interest expense for the second quarter of 1999 decreased $1.0 million, or 9.5%, as compared to the same period last year, principally due to lower average debt outstanding. Interest expense declined $3.0 million in the first two quarters of 1999, as compared to the prior year period, principally the result of lower average debt outstanding and a $1.1 million fee to obtain waivers (for its inability to make principal payments and comply with debt covenants) from its prior lenders to facilitate the 1997 Credit Facility in the first quarter of 1998. The Company expects the increased interest costs incurred in 1998 as a result of higher interest rates to be offset during 1999 by a reduction of debt outstanding. The reduction in debt outstanding is expected to result from proceeds from the sale of surplus restaurant properties and other real estate. During the first quarter of 1998, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per common share outstanding).

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company historically has operated with a substantial net working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due as the Company's 1997 Credit Facility includes a line of credit ("Line of Credit") that is available to cover any short term working capital requirements. During the first two quarters of 1999, cash provided by operating activities was $36.0 million, an increase of $9.2 million, as compared to the first two quarters of 1998. This increase in cash provided by operating activities was primarily the result of changes in operating assets and liabilities partially offset by lower depreciation and amortization.

     Cash provided by investing activities during the first two quarters of 1999 totaled $41.4 million as compared to cash used by investing activities of $3.0 million in the same period of 1998. The change in cash provided by investing activities was due principally to an increase in proceeds from disposal of property, plant and equipment and a decrease in cash required for property, plant and equipment.

     The Company balances its capital spending throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, and debt service requirements. The Company has planned capital expenditures for 1999 of $30.0 million. The Company does not plan to build a significant number of new restaurants during 1999 and will invest its
capital in improvements to existing operations.   Budgeted capital
expenditures for 1999 include $11.7 million for remodeling and refurbishment of restaurants, $10.0 million for additions to existing restaurants and $8.3 million for other assets. Cash required for capital expenditures totaled $11.8 million for the first two quarters of 1999.

     During 1998, the Company closed 104 restaurants and has also closed an additional 63 restaurants in the first two quarters of 1999. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. The Company's 1997 Credit Facility requires that net proceeds from asset disposals be applied to reduce its senior debt. At May 9, 1999, the Company had approximately 64 properties classified as assets held for sale with a carrying value of $29.8 million. Cash proceeds from asset disposals were $53.1 million for the first two quarters of 1999 compared to $11.8 million for the first two quarters of 1998.

     The Company completed a refinancing of its senior debt on December 2, 1997. The 1997 Credit Facility consisted of a $75.0 million revolving Line of Credit and two term notes of $100.0 million ("Term A

Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The term notes replaced the Company's reducing revolving credit facility (the "Revolver"), the senior secured bridge loan which was obtained in 1996 to provide financing for the acquisition of substantially all the assets of TPI Enterprises, Inc., and a series of mortgage financings. The 1997 Credit Facility provides the Company with additional liquidity and a debt amortization schedule which better supports the Company's business improvement plans.

     During the first two quarters of 1999, cash used by financing activities was $57.0 million compared with cash used by financing activities of $26.0 million for the same period in 1998. Of the $55.5 million of payments on the Term A and Term B Notes in 1999, $51.5 million were required payments as a result of the sale of surplus property. Significant financing activities for the first two quarters of 1998 included the refinancing of the Company's senior debt which provided cash of $300.0 million, of which $280.4 million was used to retire the refinanced debt. The Company also made payments of $15.7 million on its litigation settlement in the first two quarters of 1998.

     The Company had approximately $58.3 million and $144.7 million outstanding under Term A Note and Term B Note, respectively, at May 9, 1999. The amounts available under the Line of Credit are reduced by letters of credit of approximately $25.6 million resulting in available credit under the Line of Credit of approximately $49.4 million at May 9, 1999. Due to the nature of the loan covenants contained in the Company's 1997 Credit Facility, the Company's ability to draw under the Line of Credit could be restricted. Based upon the financial covenants at May 9, 1999, the Company could have drawn an additional $29.4 million under the Line of Credit and remained in compliance with its loan agreement. At May 9, 1999, the Company had cash and cash equivalents of approximately $36.7 million.

     As more fully discussed in note 9 to the consolidated condensed financial statements, the Company is a defendant in certain litigation alleging that the Company violated certain provisions of the Fair Labor Standards Act (the "FLSA"). Three cases had been provisionally certified as class actions.

     On March 20, 1999, the parties agreed to the material terms of a global settlement of these three cases. The settlement requires the Company to pay $18 million as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. The settlement, which remains subject to approval of the Court, required the Company to take a charge of $14.5 million in the first quarter ended February 14, 1999 in addition to the $3.5 million recorded in the fourth quarter of 1998. If the proposed settlement is approved by the Court, management expects to utilize the proceeds from the Company's income tax refund, general working capital or Line of Credit to fund the proposed settlement. If the Company is unable to secure the required approval, management would vigorously contest the claims made in the cases. There can be no assurance that the Company will be able to secure the required approval of the settlement together with the dismissal of each of the three cases. If the required approval is not secured and each case dismissed, the Company's ultimate liability in these cases could exceed the amount presently recorded as a liability ($18 million). Such a result could be materially adverse to the Company's financial position, results of operations and liquidity.

     Another case (Baum) was dismissed with prejudice on March 16, 1999.
The Company is awaiting entry of an appropriate order by the Court of Appeals dismissing the appeal which will conclude the litigation. In the remaining case (Griffin), the Court, at this time, has denied plaintiff's request for class action certification. Trial presently is set for September 1999. Management believes that it has substantial defenses to the claims made in this case and intends to vigorously defend the claims made in the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can currently be determined and accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements. In the event that an unfavorable outcome in this case results in a material award to the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.

RISK FACTORS

     The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past six years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in sales and profit margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its Shoney's Restaurants concept which, coupled with a decrease in average restaurant sales volumes, have reduced its operating margins. The Company does not expect to be able to significantly improve operating margins until it can increase its comparable restaurant sales and restaurant average sales volumes.

     The Company is highly leveraged and, under the terms of its 1997 Credit Facility, generally is not permitted to incur additional debt and its annual capital expenditures are limited to $35.0 million. The Company completed a refinancing of approximately $281.0 million of its senior debt in December 1997. The interest rates under the 1997 Credit Facility are higher than those for the debt refinanced which resulted in increased interest costs in 1998. Management believes that proceeds from planned asset sales will result in a reduction of total debt outstanding and should offset the impact of the higher interest rates. However, there is no assurance that such asset sales will occur as quickly as management anticipates or that actual sales proceeds will correspond to management's estimates. As of May 9, 1999, the 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $154.2 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002. Further, the Company's zero coupon subordinated debentures mature in 2004. The Company plans to refinance these obligations as they become due.
However, there can be no assurance that the debt can be refinanced on terms acceptable to the Company. If the Company is unable to refinance the indebtedness, the Company's financial condition, results of operations and liquidity would be adversely affected.

     The 1997 Credit Facility requires satisfaction of certain financial covenants, as well as other affirmative and negative covenants, which were to become more restrictive in the fourth quarter of 1998 and during 1999. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company possibly could be forced to seek additional financial covenant modifications in the third quarter of fiscal 1999. Based on preliminary discussions, management believes that the additional covenant modifications could be obtained; however, no assurance can be given that such covenant modifications could be obtained if needed.
If the Company were unable to obtain the possible modifications to its existing credit agreement, the Company's liquidity and financial position would be materially adversely affected. As of May 9, 1999, the Company was in compliance with its financial covenants.

     On March 20, 1999 the Company agreed to the material terms of a global settlement in three class action lawsuits (see note 9 to the consolidated condensed financial statements). The settlement is subject to the approval of the Court. If the Company is unable to secure Court approval of the settlement and dismissal of each of the cases, the Company intends to vigorously contest the unresolved claims made in such cases. There can be no assurance that the Company will be able to secure the required approval of the settlement. If the required approval is not secured and each of the cases dismissed, the Company's ultimate liability in these cases could exceed the amount presently recorded as a liability ($18 million). Such a result could be materially adverse to the Company's financial position, results of operations and liquidity.


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

     At present, management has completed the assessment of its Year 2000 issues for all of the systems discussed above. The Company has completed the remediation, testing, and implementation phases for the POS, Distribution and General Ledger systems. The remediation and programming phase has been completed for the Payroll system. Management believes it is Year 2000 compliant with respect to the POS, Distribution and General Ledger systems. Management anticipates that all phases of the Year 2000 project will be completed by July 31, 1999. As of May 9, 1999, management estimated the Payroll system to be 80% complete.

     The Company does not have any material relationships with third parties that involve the transmittal of data electronically, which would affect the results of operations or financial position of the Company. The Company does have material relationships with certain suppliers of food products. The Company has surveyed its critical suppliers as to their Year 2000 readiness; however, the Company has no way of assuring that its major suppliers will be Year 2000 compliant and is unable to estimate the effect of their noncompliance on the delivery of the necessary food products.

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

     The Company relies on a number of other systems that could be affected by Year 2000 related failures. The corporate phone system has been upgraded to be Year 2000 compliant. The operating system for the corporate and regional office network will require software and hardware upgrades to become Year 2000 compliant. The Company has received assurance from its credit card processor that they will be Year 2000 compliant by July 1, 1999. The Year 2000 issue has and will divert information systems resources from other projects. This diversion is not expected to have a material effect on the Company's financial position or results of operations.

     The Company will utilize both external and internal resources to reprogram or replace, test and implement the software needed for Year 2000 modifications. The total cost for Year 2000 software related readiness is estimated to be approximately $450,000. To date, the Company has incurred approximately $406,000 of these costs. The majority of the remaining costs relate to the completion of the compliance of the Company's Payroll system. The hardware upgrade for the corporate and regional office network is estimated to be approximately $1.2 million of which approximately $1.1 million has been spent.

     As of May 1999, the Company has not developed contingency plans for the Year 2000 issue. The POS, Distribution and General Ledger systems are Year 2000 compliant. Additional testing will be performed on the three systems to insure compliance. The Company has received the Year 2000 compliant upgrade for its Payroll system and has completed the remediation and programming phase. For the remainder of 1999, in addition to continued testing, the Company will evaluate the systems that may require contingency plans and develop them if needed.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has yet to complete all necessary phases of the Year 2000 program, mainly with respect to its Payroll system. Should management be unable to complete the additional phases required by the Payroll system, the Company would be unable to efficiently process its payroll transactions. Additionally, such non-compliance could result in liability associated with various labor related laws. The amount of this potential liability cannot be assessed at this time. There is still uncertainty around the scope of the Year 2000 issue. At this time, the Company cannot quantify the potential impact of these failures. The Company's Year 2000 program is being developed to address issues that are within the Company's control. The program minimizes, but does not eliminate, the issues of external parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 22, 1999, is incorporated herein by this reference.

PART II OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

     Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 22, 1999, is incorporated herein by this reference. See also note 9 to the notes to consolidated condensed financial statements at pages 11 through 14 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on March 23, 1999.

(b) At the meeting, only the election of directors was submitted to a vote of shareholders. The name of each director elected at the Annual meeting is set forth below.

(c) The results of voting for the election of directors at the Annual Meeting were as follows:


      Nominee                  For               Withheld
--------------------------------------------------------
J. Michael Bodnar           38,768,823           381,058
Jeffry F. Schoenbaum        38,786,724           363,157
Raymond D. Schoenbaum       38,785,285           364,596
William A. Schwartz         38,736,286           413,595
Carroll D. Shanks           38,695,670           454,211
Felker W. Ward, Jr.         38,709,835           440,046
William M. Wilson           38,722,725           427,156
James D. Yancey             38,771,425           378,456

There were no abstentions or broker non-votes in the election of directors.

ITEM 5. OTHER INFORMATION

     Following notification by the New York Stock Exchange ("NYSE") that the Company was not in compliance with the NYSE's continuing listing criteria, on May 5, 1999, the Company submitted a plan to the NYSE in support of the continued listing of the Company's common stock. On May 21, 1999, the NYSE notified the Company that the Company's stock, at this time, would continue to trade on the NYSE; however, the Company's continued listing will be reviewed on a quarterly basis. Failure by the Company to meet the plan submitted to the NYSE could result in suspension from trading, and subsequent delisting, of the Company's stock from the NYSE.

     The NYSE also indicated to the Company that the NYSE is in the process of revising its continued listing standards and, upon implementation of these standards, will notify the Company of its listing status and determine an appropriate action plan at that time. There is no assurance that the Company will be successful in its efforts to return to the NYSE's original listing standards or that, if it fails to do so, its stock will continue to trade on the NYSE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10- Q.

         Exhibit
         Number              Description
         -------        ---------------------------------------------
         3(ii), 4.1     Amended and Restated Bylaws of Shoney's, Inc.

         10.1           Amendment No. 2 to the 1997 Credit Facility

         27             Financial Data Schedule (For SEC Use Only)

     (b) During the quarter ended May 9, 1999, the Company has not filed any reports on Form 8-K.


                               SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


                                   SHONEY'S, INC.


Date: June 23, 1999                By: /s/ V. Michael Payne
                                      ----------------------------
                                         V. Michael Payne
                                   Senior Vice President and Controller,
                                   Principal Financial and Chief
                                   Accounting Officer

                             EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
3(ii), 4.1       Amended and Restated Bylaws of Shoney's, Inc.            29

10.1             Amendment No. 2 to the 1997 Credit Facility              39

27               Financial Data Schedule (For SEC Use Only)               52