Form 10-Q
period 1999-08-01
SHONEYS INC
filed 1999-09-08
CIK 89902

======================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         -------------
                           FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 1, 1999

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

    As of September 2, 1999, there were 49,480,016 shares of Shoney's, Inc. $1 par value common stock outstanding.

======================================================================

                                            Page 1 of 32 pages
                                            Exhibit index at page 30

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                              August 1,         October 25,
                                                                1999               1998
                                                           --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                $   15,374,618    $  16,277,722
  Notes and accounts receivable, less allowance
    for doubtful accounts of $1,313,000 in 1999
    and $1,142,000 in 1998                                      8,303,346       10,263,490
  Inventories                                                  38,581,153       37,146,297
  Refundable income taxes                                                       14,005,359
  Prepaid expenses and other current assets                     2,529,833        3,390,458
  Net property, plant and equipment held for sale              21,503,518       69,878,238
                                                            -------------    -------------
     Total current assets                                      86,292,468      150,961,564

Property, plant and equipment, at lower of cost or market     661,227,038      677,978,782
Less accumulated depreciation and amortization               (358,521,211)    (350,673,367)
                                                            -------------    --------------
     Net property, plant and equipment                        302,705,827      327,305,415

Other assets:
  Goodwill (net of accumulated amortization of
    $7,420,000 in 1999 and $5,465,000 in 1998)                 23,475,584       29,819,721
  Deferred charges and other intangible assets                  6,790,659       10,581,373
  Other assets                                                  4,333,163        4,800,760
                                                            -------------    --------------
     Total other assets                                        34,599,406       45,201,854
                                                            -------------    --------------
                                                           $  423,597,701    $ 523,468,833
                                                            =============    ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                         $   35,177,647    $  37,522,186
  Other accrued liabilities                                    74,004,442       76,690,150
  Reserve for litigation settlements due within one year        7,372,961          372,961
  Debt and capital lease obligations due within one year       11,438,443       11,980,656
                                                            -------------    --------------
     Total current liabilities                                127,993,493      126,565,953

Long-term senior debt and capital lease obligations           206,004,552      282,354,696
Zero coupon subordinated convertible debentures               120,025,387      112,580,014
Subordinated convertible debentures, net of bond discount
  of $2,681,000 in 1999 and $3,255,000 in 1998                 48,882,244       48,308,400
Reserve for litigation settlements                                175,685          226,679

Other liabilities                                              67,125,149       72,920,262

Shareholders' deficit:
  Common stock, $1 par value: authorized 200,000,000;
    issued 49,455,016 in 1999, 48,694,865 in 1998              49,455,016       48,694,865
  Additional paid-in capital                                  137,819,496      137,296,111
  Accumulated deficit                                        (333,883,321)    (305,478,147)
                                                            -------------    --------------
     Total shareholders' deficit                             (146,608,809)    (119,487,171)
                                                            -------------    --------------
                                                           $  423,597,701    $ 523,468,833
                                                            =============    ==============

See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                    Forty Weeks Ended
                                               August 1,          August 2,
                                                 1999               1998
                                             -------------     -------------
Revenues
  Net sales                                  $ 739,416,036     $ 876,236,404
  Franchise fees                                11,491,143        11,321,652
  Other income                                  18,954,006         9,964,922
                                             -------------     -------------
                                               769,861,185       897,522,978

Costs and expenses
  Cost of sales                                672,210,668       801,640,703
  General and administrative expenses           59,889,724        66,543,889
  Impairment write down of long-lived assets    18,424,046        48,403,158
  Restructuring expense                            441,365         5,753,808
  Litigation settlement                         14,500,000
  Interest expense                              32,800,556        37,649,007
                                             -------------     -------------
      Total costs and expenses                 798,266,359       959,990,565
                                             -------------     -------------

Loss before income taxes and
  extraordinary charge                         (28,405,174)      (62,467,587)

Provision for income taxes                                        31,677,000
                                             -------------     -------------
Loss before extraordinary charge               (28,405,174)      (94,144,587)

Extraordinary charge on early extinguishment
  of debt, net of income taxes of $806,000                        (1,415,138)
                                             -------------     -------------
Net loss                                     $ (28,405,174)    $ (95,559,725)
                                             =============     =============
Earnings per common share
  Basic:
    Net loss before extraordinary charge           ($0.58)           ($1.93)
    Extraordinary charge for the early
      extinguishment of debt                                          (0.03)
                                                   -------           -------
    Net loss                                       ($0.58)           ($1.96)
                                                   =======           =======
  Diluted:
    Net loss before extraordinary charge           ($0.58)           ($1.93)
    Extraordinary charge for the early
      extinguishment of debt                                          (0.03)
                                                   -------           -------
    Net loss                                       ($0.58)           ($1.96)
                                                   =======           =======
Weighted average shares outstanding
  Basic                                         49,295,460        48,656,930

  Diluted                                       49,295,460        48,656,930

Common shares outstanding                       49,455,016        48,694,865

Dividends per share                                   NONE              NONE

See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                    Twelve Weeks Ended
                                               August 1,          August 2,
                                                 1999               1998
                                             -------------     -------------
Revenues
  Net sales                                  $ 223,616,591     $ 268,156,465
  Franchise fees                                 3,690,101         3,440,376
  Other income                                   2,578,746         5,689,661
                                             -------------     -------------
                                               229,885,438       277,286,502

Costs and expenses
  Cost of sales                                202,770,299       242,974,073
  General and administrative expenses           16,675,336        19,604,973
  Impairment write down of long-lived assets    18,424,046        45,809,676
  Restructuring expense                            441,365         3,102,515
  Interest expense                               9,092,222        10,977,144
                                             -------------     -------------
     Total costs and expenses                  247,403,268       322,468,381
                                             -------------     -------------

Loss before income taxes                       (17,517,830)      (45,181,879)

Provision for income taxes                               0        37,951,000
                                             -------------     -------------
Net loss                                     $ (17,517,830)    $ (83,132,879)
                                             =============     =============




Earnings per common share
  Basic:
    Net loss                                       ($0.35)           ($1.71)
                                                   =======           =======


  Diluted:
    Net loss                                       ($0.35)           ($1.71)
                                                   =======           =======


Weighted average shares outstanding
  Basic                                         49,451,512        48,694,364

  Diluted                                       49,451,512        48,694,364


Common shares outstanding                       49,455,016        48,694,865

Dividends per share                                   NONE              NONE


See notes to consolidated condensed financial statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
               Consolidated Condensed Statement of Cash Flows
                               (Unaudited)

                                                                Forty Weeks Ended
                                                            August 1,         August 2,
                                                              1999              1998
                                                         -------------     -------------
Operating activities
  Net loss                                               $ (28,405,174)    $ (95,559,725)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                         29,844,890        37,191,126
      Amortization of deferred charges and other
        non-cash charges                                    14,750,173        17,422,168
      Gain on disposal of property, plant and equipment    (17,506,864)       (6,547,957)
      Impairment write down of long-lived assets            18,424,046        48,403,158
      Tax valuation adjustment                                                38,088,000
      Litigation settlement                                 14,500,000
      Changes in operating assets and liabilities            9,204,955         8,875,389
                                                         --------------    -------------
        Net cash provided by operating activities           40,812,026        47,872,159


Investing activities
  Cash required for property, plant and equipment          (19,483,314)      (23,042,278)
  Proceeds from disposal of property, plant and equipment   62,758,995        23,472,357
  Cash provided by other assets                                 40,704         1,447,011
                                                         --------------    -------------
        Net cash provided by investing activities           43,316,385         1,877,090


Financing activities
  Payments on long-term debt and
    capital lease obligations                              (73,800,428)     (315,338,728)
  Proceeds from long-term debt                                               300,533,143
  Payments on litigation settlements                       (11,050,994)      (15,688,330)
  Cash required for debt issue costs                          (180,093)      (12,732,920)
  Proceeds from exercise of employee stock options                                39,495
                                                         --------------    -------------
        Net cash used by financing activities              (85,031,515)      (43,187,340)
                                                         --------------    -------------


  Change in cash and cash equivalents                    $    (903,104)    $   6,561,909
                                                         ==============    =============

See notes to consolidated condensed financial statements.

                    SHONEY'S, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
                            August 1, 1999
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 1999 presentation. Operating results for the twelve and forty week periods ended August 1, 1999 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 25, 1998.


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

The TPI acquisition was accounted for as a purchase and the purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which originally was amortized on a straight line basis over 20 years. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $7.0 million in 1997, approximately $13.1 million in 1998 and approximately $4.0 million in 1999 (see note 3). Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining period of 10 years. The change in estimate resulted in $981,000 additional amortization in the first forty weeks of 1999.

As of August 1, 1999, of the properties acquired in the TPI transaction, the Company had closed 84 Shoney's Restaurants (eight of which were sold to franchisees in the first quarter of 1999), 10 Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. Certain of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Anticipated costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the third quarter and first forty weeks of 1999, approximately $300,000 and $1.4 million, respectively, in costs were charged against this liability. Approximately $10.3 million of anticipated exit costs related to the TPI acquisition remain accrued at August 1, 1999.


NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 in the first quarter of 1997 was $17.6 million. The Company's initial asset impairment analysis did not include any of the restaurants acquired from TPI in 1996. The Company recorded an additional asset impairment charge of $36.4 million in the fourth quarter of 1997 as a result of additional analysis by management and a full year's operating results from the restaurants acquired from TPI. During the first quarter of 1998, the Company recorded an additional impairment charge of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. Based on the continued decline in operating performance of the Company's restaurant operations during 1998, particularly the Shoney's Restaurants division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $45.8 million during the third quarter of 1998. Approximately $42.9 million of the third quarter 1998 asset impairment charge related to assets held and used in the Company's operations and approximately $2.9 million related to assets held for disposal.

Because of continued declines in the operating performance of the Company's Shoney's Restaurant division during 1999, the Company completed an asset impairment analysis during the third quarter of 1999 and recorded an asset impairment charge of $18.4 million. Approximately $17.1 million of the third quarter 1999 asset impairment charge related to assets held and used in the Company's operations and approximately $1.3 million related to assets held for sale. Of the $17.1 million relating to assets held and used in the Company's operations, $15.6 million related to the Shoney's Restaurant division.

At August 1, 1999, the carrying value of the forty-seven properties to be disposed of was $21.5 million and is reflected on the consolidated condensed balance sheet as net assets held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.


NOTE 4 - RESTRUCTURING EXPENSE


When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the consolidated condensed statement of operations in the restructuring expense caption. During the third quarter of 1999, the Company recorded approximately $441,000 in severance and related costs pertaining to the planned closure of its distribution center in Macon, Georgia. In addition to amounts recorded in previous years, the

Company recorded approximately $10.7 million in exit costs during 1998 ($3.1 million in the third quarter and $5.8 million in the forty week period ended August 2, 1998), primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. The Company charged approximately $600,000 and $2.3 million against these exit costs reserves in the third quarter and in the first forty weeks of 1999, respectively. Approximately $9.1 million of accrued exit costs remain at August 1, 1999.

During 1998, the Company closed 104 restaurants. Forty-seven additional restaurants were closed during the first quarter of 1999. Sixteen restaurants were closed during the second quarter and one previously closed restaurant was reopened. Below are sales and operating losses for the third quarter and forty week periods of 1999 and the third quarter and forty week periods of 1998 for the restaurants closed in each of those years.

                                                       ($ in thousands)
                                                                         Forty                Forty
                            Quarter Ended      Quarter Ended          Weeks Ended           Weeks Ended
                            August 1, 1999     August 2, 1998       August 1, 1999        August 2, 1998
                           ----------------   ----------------    ------------------    ------------------
                                  Operating           Operating           Operating              Operating
                           Sales    Loss     Sales      Loss      Sales     Loss       Sales       Loss
                           -----    ----     -----      ----      -----     ----       -----       ----
Stores closed during 1998  $  --    $(239)   $16,125   $(1,502)   $  --     $(1,433)   $ 62,074   $ (7,846)
Stores closed during 1999     --     (163)    19,531      (421)    14,629    (2,108)     61,010     (3,174)
                            -----    -----    ------    -------    ------    -------    ------     -------
Total                      $  --    $(402)   $35,656   $(1,923)   $14,629   $(3,541)   $123,084   $(11,020)
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

The table below presents the computation of basic and diluted loss per share:

                                                             (in thousands except EPS)
                                                                                  Forty             Forty
                                             Quarter Ended    Quarter Ended     Weeks Ended       Weeks Ended
                                            August 1, 1999   August 2, 1998    August 1, 1999    August 2, 1998
                                            --------------   --------------    --------------    --------------
Numerator:
----------
Loss before extraordinary loss -
  numerator for Basic EPS                     $  (17,518)      $  (83,133)       $(28,405)        $(95,560)
Loss before extraordinary loss
  after assumed conversion of debentures -
  numerator for Diluted EPS                   $  (17,518)      $  (83,133)       $(28,405)        $(95,560)

Denominator:
------------
Weighted-average shares outstanding -
  denominator for Basic EPS                       49,452            48,694         49,295           48,657
Dilutive potential shares -
  denominator for Diluted EPS                     49,452            48,694         49,295           48,657

Basic EPS loss                                $     (.35)      $     (1.71)      $   (.58)        $  (1.96)
Diluted EPS loss                              $     (.35)      $     (1.71)      $   (.58)        $  (1.96)

As of August 1, 1999, the Company had outstanding approximately 5,528,000 options to purchase shares at prices ranging from $1.44 to $25.51. In addition to options to purchase shares, the Company had approximately 155,000 common shares reserved for future issuance pursuant to certain employment agreements, and approximately 6,000 common shares reserved for future issuance under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of August 1, 1999, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss for all periods presented, the effect of the potentially dilutive securities was anti-dilutive and was not included in the calculation of Diluted EPS.


NOTE 6 - INCOME TAXES

The Company is estimating an effective tax rate for fiscal 1999 of 0% and, accordingly, has recorded no income tax provision or benefit for the twelve and forty week periods ended August 1, 1999. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an adjustment in the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of August 1, 1999, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with SFAS 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

The provision for income taxes for the twelve and forty week period ended August 2, 1998 was $37.9 million and $31.7 million, respectively. The provision differs from the amount computed by applying the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an adjustment in the valuation allowance against the deferred tax assets. During the third quarter of 1998, the Company considered the criteria provided by SFAS 109 in connection with the asset impairment charges recorded in the third quarter of 1998 (see note 3) and, accordingly, increased the deferred tax asset valuation allowance by $51.3 million.


NOTE 7 - SENIOR DEBT

The Company's primary credit facility ("1997 Credit Facility") consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. As of August 1, 1999, the 1997 Credit Facility provided for interest at 2.5% over LIBOR or 1.5% over the prime rate for amounts outstanding under the Line of Credit and Term A Note, and 3.0% over LIBOR or 2.0% over the prime rate for Term B Note. Based on certain defined financial ratios, the applicable interest rates can increase an additional 0.25% which is the maximum allowed under the 1997 Credit Facility.

At August 1, 1999, the Company had approximately $48.5 million and $137.9 million outstanding under its Term A Note and Term B Note, respectively. During the next four fiscal quarters, principal reductions of $16.1 million are scheduled for the Term A Note and principal reductions of $706,000 are scheduled for the Term B Note. Of these amounts, $7.5 million was prepaid as of August 1, 1999. At August 1, 1999, the effective interest rates on the term notes were 8.3% and 8.5% for Term A Note and Term B Note, respectively.

The Company had no borrowings outstanding under its $75.0 million Line of Credit at August 1, 1999. Available credit under the Line of Credit is reduced by outstanding letters of credit, which totaled $33.2 million at August 1, 1999, resulting in available credit of $41.8 million. The Company pays an annual fee of 0.5% for unused available credit under the Line of Credit. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit could be restricted. Based on the financial covenants at August 1, 1999, the Company could have drawn $4.9 million under the Line of Credit and remained in compliance with its financial covenants. At August 1, 1999, the interest rate for the Line of Credit was 10.5%.

The 1997 Credit Facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. A subsequent amendment to the 1997 Credit Facility allows the Company to hedge up to a notional amount of $200 million. The amount of the Company's debt covered by the hedge program was $100.0 million at August 1, 1999, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% plus the applicable margin, and an additional $20.0 million hedge agreement which fixes the interest rate on the covered amount of debt at 5.5% plus the applicable margin. At August 1, 1999, the estimated cost to exit the Company's interest rate swap agreements was approximately $11,000. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the consolidated condensed financial statements.

Debt and obligations under capital leases at August 1, 1999 and October 25, 1998 consisted of the following:

                                                     ($ in thousands)
                                               August 1, 1999   October 25, 1998
                                               --------------   ----------------
Senior debt - Term A Note                       $  48,543         $    77,388
Senior debt - Term B Note                         137,930             181,114
Subordinated zero coupon convertible debentures   120,026             112,580
Subordinated convertible debentures                48,882              48,308
Industrial revenue bonds                           10,315              10,315
Notes payable to others                             4,914               5,268
                                                 --------          ----------
                                                  370,610             434,973
Obligations under capital leases                   15,740              20,251
                                                 --------          ----------
                                                  386,350             455,224
Less amounts due within one year                   11,438              11,981
                                                 --------          ----------
Amount due after one year                       $ 374,912         $   443,243
                                                 ========          ==========

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

On March 20, 1999, the Company agreed to the material terms of a global settlement of three class action lawsuits (see note 9 to the consolidated condensed financial statements). The settlement was subject to the approval of the Company's lenders and the Court. As part of the lender approval process, the Company was required to seek certain financial covenant modifications to the 1997 Credit Facility. Lender and Court approval of the global settlement have been received by the Company.

Based on current operating results, forecasted operating trends, anticipated levels of asset sales, and approval of the litigation settlement and related covenant modifications requested by the Company for the litigation settlement, management believes that additional financial covenant modifications could be required as early as the fourth quarter of fiscal 1999. Based on preliminary discussions, management believes that the additional covenant modifications could be obtained; however, no assurance can be given that such covenant modifications could be obtained. If the Company were unable to obtain the necessary modifications to the 1997 Credit Facility, the Company's liquidity and financial position would be materially adversely affected. At August 1, 1999, the Company was in compliance with all of its debt covenants.

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


NOTE 8 - SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, Court approval was granted to a class action consent decree settling certain employment litigation against the Company and its former chairman. The majority of the payments required by the consent decree were made as of March 1, 1998. Remaining payment obligations under the consent decree are approximately $244,000.


NOTE 9 - LITIGATION

Belcher I

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. The Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant restaurant managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. Approximately 900 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 240 additional potential class members opted to participate in the suit. On or about April 7, 1998, the plaintiffs filed a motion for partial summary judgment in Belcher I. The plaintiffs moved for summary judgment on the issue of liability based on the Company's alleged practice and policy of making allegedly improper deductions from the pay of its general managers and assistant restaurant managers. In April 1998, plaintiffs made a demand to settle the case for $45 million plus costs and attorney's fees, which the Company rejected. On December 21, 1998, the Court granted plaintiffs' motion for partial summary judgment on liability, dismissed 192 plaintiffs who did not satisfy the provisional class definition established by the Court (which included 120 of the roughly 240 opt-in plaintiffs who failed to timely file their consents), and set the case for a trial on damages to commence on June 1, 1999. On January 21, 1999, the Court denied the Company's motion to reconsider or certify the order for interlocutory appeal.

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

On March 20, 1999, the parties agreed to the material terms of a global settlement of Belcher I, Belcher II and Edelen. Under the agreement, in exchange for the dismissal of the three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases, the Company agreed to pay $18 million in three installments as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. The settlement required the Company to record an additional charge of $14.5 million for the first quarter ended February 14, 1999 (in addition to the $3.5 million previously recorded in the fourth quarter of fiscal 1998). On July 7, 1999, the Court dismissed with prejudice the 34 persons who were not properly in the case and entered final judgment approving the settlement and dismissing with prejudice the Belcher I action against the Company. In accordance with the approved settlement of Belcher I, Belcher II and Edelen, the Company paid $11 million into a qualified settlement fund on July 14, 1999.

Belcher II

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee claiming that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. The Court granted provisional class status and directed notice be sent to all current and former Shoney's concept hourly and fluctuating work week employees who were employed during the three years prior to filing of the suit. Approximately 18,000 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date set by the Court, approximately 1,800 additional potential class members opted to participate in the suit. On or about July 10, 1998, plaintiffs filed a motion to amend their complaint to add state law class action allegations of fraud, breach of contract, conversion, and civil conspiracy; add the Company's Senior Vice President and Controller and certain unnamed individuals as defendants; and include a prayer for $100 million in punitive damages. That motion was granted by the Court on January 4, 1999, and trial was scheduled to commence on January 4, 2000.

As noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Edelen. On July 7, 1999, the Court dismissed with prejudice the claims of three persons who were not properly in the case and entered an order preliminarily approving the settlement with respect to the Belcher II plaintiffs. The order also authorized the issuance of notice to members of the class having state law claims informing them of their right to file written objections to the settlement or requests to be excluded from that portion of the settlement. The Court established an August 19, 1999 hearing date to resolve objections (if any) filed with the Court and determine whether final judgment should be entered in the case. On July 8, 1999, notice was sent to the class members having state law claims. No written objections to the settlement or requests to be excluded were filed with the Court on or before the August 12, 1999 cutoff date established by the Court. A hearing was held on August 19, 1999, and on
August 20, 1999, the Court entered an order for final judgment approving the settlement and dismissing with prejudice the Belcher II action against the Company. In accordance with the approved settlement of Belcher I, Belcher II and Edelen, the Company paid $11 million into a qualified settlement fund on July 14, 1999.

Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I. On March 28, 1998, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant general managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit. Notice was issued to potential class members on or about July 28, 1998. Approximately 250 potential class members opted to participate in the suit as of the cutoff date set by the Court. After the cutoff date, approximately 90 additional potential class members opted to participate in the suit. On December 21, 1998, the Court transferred 11 persons who filed consents in Belcher I from that case to Edelen.

As noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Belcher II. On July 7, 1999, the Court entered final judgment approving the settlement and dismissing with prejudice the Edelen action against the Company. In accordance with the approved settlement of Belcher I, Belcher II and Edelen, the Company paid $11 million into a qualified settlement fund on July 14, 1999.

Baum

On April 17, 1998, five former TPI hourly and/or fluctuating work week employees filed the case "Deborah Baum, et al. v. Shoney's, Inc. f/k/a TPI, Inc." ("Baum") in the U.S. District Court for the Middle District of Florida. TPI was the Company's largest franchisee and was acquired by the Company in September 1996. Plaintiffs purported to represent themselves and a class of other similarly situated former and current employees of TPI. Specifically, plaintiffs allege that defendant failed to compensate properly certain employees who were paid on a fluctuating work week basis, failed to compensate employees properly at the required minimum wage, and improperly required employees to work off the clock. Plaintiffs allege that such acts deprived plaintiffs of their rightful compensation, including minimum wages, overtime pay, and bonus pay. On December 3, 1998, the Court denied plaintiffs' motion to provisionally certify the class and issue notice to putative class members. On January 4, 1999, plaintiffs filed a notice of appeal regarding the Court's ruling denying class certification. On February 18, 1999, the plaintiffs filed a motion in the Court of Appeals to voluntarily dismiss their appeal with prejudice, and on February 23, 1999, the parties filed a joint stipulation in the District Court to dismiss the plaintiffs' complaint with prejudice. On March 16, 1999, the District Court granted the parties joint stipulation to dismiss the plaintiffs' complaint with prejudice, and on March 17, 1999 the case was closed. On July 21, 1999, the Court of Appeals entered an order dismissing the plaintiffs' appeal.

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

On April 9, 1999, plaintiff moved for collective action certification, which the Company opposed. At this time, the Court has denied, without prejudice, plaintiff's motion to proceed on a collective action basis. The plaintiff, however, has been permitted to conduct discovery on this issue, with leave to refile a request for collective action certification at a later date. Although plaintiff's counsel has stated orally that they intend to renew the certification issue, to date, no relevant motion has been served on the Company and the only additional discovery sought by plaintiff has been the deposition of one of plaintiff's general managers.

On July 30, 1999, the Company filed a motion for Summary Judgment, requesting dismissal of all plaintiff's claims. Plaintiff's response is due four days prior to the hearing date on the motion, which presently has not been scheduled by the Court. If the Company's pending motion for Summary Judgment is denied, the trial, which is scheduled to commence on or after September 1, 1999, would involve only the claims of the single named plaintiff under the Court's present rulings. Management believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements with respect to this case.

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


NOTE 10 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of August 1, 1999, the Company operated and franchised a chain of 1,188 restaurants in 28 states which consists of three restaurant divisions:
Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two distinct restaurant concepts). The majority of the Company's restaurants are located in the southeastern United States. The Company also operates a distribution and manufacturing business that supplies food and supplies to Company and certain franchised restaurants. Shoney's Restaurants are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 11- LEASEHOLD INTERESTS ASSIGNED TO OTHERS

ASSIGNED LEASES - The Company has assigned its leasehold interest to third parties with respect to approximately thirteen properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. Although the Company has received guarantees of performance under the assigned leases from a majority of the assignees, the Company estimates its contingent liability associated with these assigned leases as of August 1, 1999 to be approximately $7.0 million.


PROPERTY SUBLET TO OTHERS - The Company subleases approximately thirty-nine properties to others. The Company remains liable for the leasehold obligation in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of August 1, 1999 to be approximately $5.5 million.


NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the

Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As of the first day of fiscal 1999, the Company adopted SFAS 130. The adoption had no impact on the Company's results of operations or shareholders' deficit. For the third quarter of 1999 and 1998, the total comprehensive losses amounted to $17.5 million and $83.1 million, respectively. For the forty week periods of 1999 and 1998 comprehensive losses were $28.4 million and $95.6 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto. The third quarter and first three quarters of both fiscal 1999 and 1998 covered periods of twelve and forty weeks, respectively. All references are to fiscal years unless otherwise noted.
The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters, which reflect management's best judgment based on factors currently known, involve risks and uncertainties, including the ability of management to implement successfully its strategy for improving Shoney's Restaurants performance, the necessity for closure of under performing restaurants, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, the effect of Year 2000 issues on the Company and its key suppliers, turnover and a variety of other similar matters. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the third quarter of 1999 declined $47.4 million, or 17.1% to $229.9 million, as compared to revenues of $277.3 million in the third quarter of 1998. For the first three quarters of 1999, revenues decreased 14.2% to $769.9 million as compared to the same period in 1998. The following table summarizes the components of the decline in revenues:

(In Millions)                                    Twelve weeks      Forty weeks
                                                     ended            ended
                                                August 1, 1999   August 1, 1999
                                                -------------------------------
Restaurant Revenue                              $ (40.5)           $(122.0)
Distribution and Manufacturing and Other Sales     (4.1)             (14.8)
Franchise Fees                                       .3                 .2
Other Income                                       (3.1)               9.0
                                                ----------------------------
                                                $ (47.4)           $(127.6)
                                                ============================

     The decline in revenues during the third quarter and the first three quarters of 1999 was principally due to a net decline in the number of restaurants in operation and negative overall comparable store sales. Since the beginning of 1998, there has been a net decline of 166 Company-owned restaurants in operation. For the twelve week period, restaurant revenue declined $35.7 million due to closing restaurants and $4.8 million due to the decline in comparable store sales. For the forty weeks, restaurant revenue declined $108.5 million and $13.5 million due to closed restaurants and the decline in comparable store sales, respectively. The table below presents comparable store sales for Company-owned restaurants for the third quarter and first three quarters of 1999 by restaurant concept:

                                              Twelve weeks     Forty weeks
                                                 ended            ended
                                             August 1, 1999   August 1, 1999
                                             -------------------------------
                                               Comparable       Comparable
                                               Store Sales      Store Sales
                                             -------------------------------
Shoney's Restaurants                             (4.4)%           (5.3)%
Captain D's                                       0.5              3.0
Fifth Quarter                                    (0.3)             0.5
Pargo's                                          (1.1)            (3.5)
                                             -------------------------------
   All Concepts                                  (2.5)%           (2.2)%
                                             ===============================

     As reflected in the table above, during 1999, the Company's Shoney's Restaurants continued to experience negative overall comparable store sales. The Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to re-establish Shoney's Restaurants as a place for great-tasting food and exceptional customer service. The Company has enhanced its food specifications on the majority of its menu items and continued to improve the quality of its ingredients with the introduction of fresh ground chuck into
the Shoney's system during the second quarter of 1999.   Research and
development personnel have been given the responsibility for upgrading the quality of menu items and developing new menu offerings to broaden customer appeal.

     As of August 1, 1999, the Company had implemented a new menu (the "New Menu") in 203 Company-owned Shoney's restaurants. The New Menu includes items from the prior menu, ten new sandwiches, nine blue plate specials that feature a meat and two vegetables and the addition of fresh vegetables and side dishes to the all you care to eat soup, salad, and fruit bar. In addition, at the customers request, the number of soup rotations offered on the all you care to eat soup, salad, and fruit bar has been doubled. Comparable store sales for Shoney's Restaurants with the New Menu during the third quarter of 1999 increased 1.4% over the prior year period. Management believes that the ultimate success of the New Menu on increasing comparable store sales on a consistent basis can not be fully evaluated until at least three to four months following full implementation. The New Menu is expected to be fully implemented in all Company-owned Restaurants during the fourth quarter of 1999.

     The back-to-basics initiatives also focus on improving the training function at the Shoney's Restaurants to train restaurant-level personnel on delivering high-quality food with exceptional customer service. During the first three quarters of 1999, the Shoney's Restaurants training function concentrated on hospitality, server training and customer satisfaction. Shoney's Restaurant General Managers are required to be in the dining room during meal periods to reinforce the 100% customer satisfaction guarantee. For the remainder of 1999, the Shoney's Restaurants advertising program will focus on food quality, new promotional items and the New Menu. Restaurant operating standards are continually monitored in an effort to bring them into compliance with management's expectations.

     The Company's Captain D's restaurants reported comparable store sales increases for the third quarter and first three quarters of 1999. Management is pleased with the continued positive operating results of its Captain D's restaurants and has as a goal continued improvement in performance through a variety of initiatives including advertising, promotional menu items and the continued introduction of "Coastal Classics" menu items.

     The "Coastal Classics" menu features items such as southern style catfish, broiled salmon, orange roughy and rainbow trout, shrimp scampi, fried flounder and gulf oysters. The "Coastal
Classics" menu is priced from $5.49 to $6.49 which is higher than the concept's average guest check. As of the end of the third quarter of 1999, the "Coastal Classics" menu had been placed in approximately 162 restaurants, with approximately 179 restaurants scheduled to have the menu by the end of 1999. For the stores that have the "Coastal Classics" menu implemented, the menu accounts for approximately 3-7% of total unit sales.

     As of August 1, 1999, the Company operated 727 restaurants and franchised an additional 461 restaurants. The following table summarizes the change in number of restaurants operated by the Company and its franchisees during the first three quarters of 1999 and 1998:

                                              Forty Weeks Ended
                                     ------------------------------------
                                     August 1, 1999        August 2, 1998
                                     ------------------------------------
Company-owned restaurants opened            1                     0
Company-owned restaurants closed          (63)(1)               (42)
Franchised restaurants opened              11 (1)                13
Franchised restaurants closed             (22)                  (24)
                                     -------------------------------------
                                          (73)                  (53)
                                     =====================================

(1) Includes 10 units sold to franchisees.

     Distribution and manufacturing and other revenues declined $4.1 million during the third quarter of 1999 compared to the third quarter of 1998 and declined $14.8 million for the first three quarters of 1999 as compared to the same period in 1998. The decline in distribution and manufacturing revenues is principally due to a decline in the number of franchised restaurants in operation, increased competition, and a decline in the comparable store sales of franchised Shoney's Restaurants.

     Franchise revenues increased approximately $250,000 during the third quarter of 1999 and increased approximately $169,000 for the first three quarters of 1999, as compared to the same periods last year.

     Other income declined $3.1 million during the third quarter of 1999 and increased approximately $9.0 million for the first three quarters of 1999 as compared to the same periods in 1998. The decrease in other income during the third quarter of 1999 was due principally to lower net gains on asset sales when compared to the third quarter of 1998. The increase in other income for the first forty weeks of 1999 was due principally to higher net gains on asset sales than the prior year period. The principal components of other income for the third quarter of 1999 were net gains on asset sales ($2.1 million), interest income ($332,000) and rental income ($96,000). For the first three quarters of 1999, the principal components of other income were net gains on asset sales ($17.5 million), interest income ($870,000) and rental income ($541,000).

COSTS AND EXPENSES

Costs of sales declined during the third quarter and first three quarters of 1999 compared to the same periods in 1998 principally as a result of a decline in restaurant sales. Cost of sales as a percentage of revenues increased for the third quarter of 1999 to 88.2% compared to 87.6% for the same quarter of 1998. Cost of sales as a percentage of revenues was 87.3% for the first three quarters of 1999 compared to 89.3% for the same period in 1998. Food and supplies costs as a percentage of total revenues were 37.0% and 36.7%, respectively, for the third quarter and first three quarters of 1999 compared to 37.0% and 38.2%, respectively, in
the third quarter and first three quarters of 1998.   Excluding the effects
of other income, food and supplies costs declined as a percentage of sales in both the third and first three quarters of 1999. The decline in food and supplies costs as a percentage of revenues, excluding other income, was primarily the result of higher menu prices and the implementation of a Store Waste Attack Tool ("SWAT") that allows the food costs of each individual restaurant to be measured against its own theoretical cost of sales. SWAT was fully implemented in the Company's Captain D's restaurants at the end of the first quarter of 1999 and was fully implemented in the Shoney's Restaurants by the end of the second quarter of 1999. Despite a 10% increase in the cost of whitefish to Captain D's during the second quarter of 1999, as a percentage of restaurant sales, food and supplies costs declined in Captain D's during the third quarter and first three quarters when compared to the prior year periods. Food and supplies costs for the Shoney's concept, as a percentage of restaurant sales, increased slightly in the third quarter due to food costs associated with the rollout of the New Menu but declined slightly for the first three quarters.

     Excluding the effects of other income, restaurant labor increased as a percentage of total revenues for both the third quarter and first three quarters of 1999 because of higher wages for restaurant employees. The higher wages were a result of tight labor market conditions in the majority of markets in which the Company operates and increases in staffing levels at the Company's Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the negative comparable unit sales trend. This increase in staffing in the Shoney's Restaurants and resulting higher labor costs are expected to continue for the remainder of the 1999 fiscal year and into the year 2000. Restaurant labor as a percentage of revenues was 28.0% for the third quarter of 1999, as compared to 27.0% for the third quarter of 1998. For the first three quarters of 1999 restaurant labor, as a percentage of revenues, was 27.2% as compared to 26.8% for the same period in 1998. Restaurant labor, as a percent of restaurant sales, increased in the third quarter and first three quarters of 1999 over the prior year periods in both the Shoney's and Captain D's concepts.

     Operating expenses as a percentage of revenues decreased to 23.2% for the third quarter of 1999 compared to 23.6% in the third quarter of 1998. Operating expenses decreased to 23.4% for the first three quarters of 1999 as compared to 24.3% in the same period in 1998. Operating expenses, as a percentage of revenues, declined in both the third quarter and forty week period due to lower depreciation, insurance and advertising costs partially offset by higher repairs and maintenance expenses.

     General and administrative expenses decreased $2.9 million and $6.7 million in the third quarter and first three quarters of 1999, respectively. As a percentage of revenues, however, general and administrative expenses increased from 7.1% in the third quarter of 1998 to 7.3% in the third quarter of 1999 and from 7.4% for the first three quarters of 1998 to 7.8% for the first three quarters of 1999. The decrease in general and administrative expenses in the third quarter of 1999 was principally due to decreases in salary and related expenses and lower legal expenses relating to certain employment litigation. The decrease in salary and related expenses for the forty week period was due in large part to a decrease in severance and related expenses associated with the termination or realignment of certain executives during the first two quarters of 1998, which totaled $2.7 million. The decreases in salary and related expenses in the forty week period were partially offset by increased legal expenses relating to certain employment litigation.

     The Company incurred asset impairment charges of $18.4 million in the third quarter of 1999. SFAS 121 requires the Company to evaluate the recoverability of long-lived assets on an individual restaurant basis. When a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value. Since the adoption of SFAS 121 in the first quarter of 1997, inclusive of the $18.4 million charge incurred in the third quarter of 1999, the Company has recorded $120.8 million in asset impairment charges. If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins, the Company could incur additional asset impairment charges in the future.

     The Company incurred asset impairment charges of $2.6 million in the first quarter of 1998. Asset impairment charges incurred during the first quarter of 1998 were the result of additional analysis and the reassessment of management's intentions as to the future disposition of certain assets. The Company incurred asset impairment charges of $45.8 million during the third quarter of 1998. For the first three quarters of 1998, the Company recorded $48.4 million in asset impairment charges. The asset impairment charges in the third quarter of 1998 and 1999 were primarily the result of continued declines in comparable store sales and operating margins in the Company's Shoney's Restaurants, which account for $40.2 million and $15.6 million of the third quarter 1998 and 1999 impairment charges, respectively.

     During the third quarter of 1999, the Company incurred $441,000 of restructuring expense pertaining to severance expenses expected to be incurred in the shut down of the Company's distribution center in Macon, Georgia. The Company plans to open a larger and more efficient center in Tifton, Georgia in the first quarter of fiscal 2000. The new distribution center is expected to lower labor and outside storage costs at this facility. The Company incurred approximately $3.1 million and $5.8 million, in restructuring charges associated with the accrual of the remaining leasehold obligations on restaurants closed (or planned closures) during the third quarter and first forty weeks of 1998, respectively.

     On March 20, 1999, the Company agreed to the material terms of a global settlement in three class action lawsuits which alleged that the Company had violated certain provisions of the Fair Labor Standards Act (see note 9 to the consolidated condensed financial statements and Liquidity and Capital Resources). The Company agreed to pay $18.0 million in exchange for the dismissal of all three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases. As a result of the settlement, the Company recorded a litigation settlement charge of $14.5 million in the first quarter of fiscal 1999 ($3.5 million had previously been recorded in the fourth quarter of 1998). The Court approved the settlement agreement and entered final orders on July 7, 1999 (Belcher I and Edelen) and August 20, 1999 (Belcher II).

     Interest expense for the third quarter of 1999 decreased $1.9 million, or 17%, as compared to the same period last year, principally due to lower average debt outstanding. Interest expense declined $4.8 million in the first three quarters of 1999, as compared to the prior year period, principally the result of lower average debt outstanding and a $1.1 million fee to obtain waivers
(for its inability to make principal payments and comply with debt covenants) from its prior lenders to facilitate its $281.0 million refinancing in the first quarter of 1998. The reduction in debt outstanding is the result of proceeds from the sale of surplus restaurant properties and other real estate. During the first quarter of 1998, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per common share outstanding).


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company historically has operated with a substantial net working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due as the Company's 1997 Credit Facility includes a line of credit ("Line of Credit") that is available to cover any short term working capital requirements. During the first three quarters of 1999, cash provided by operating activities was $40.8 million, a decrease of $7.1 million, as compared to the first three quarters of 1998.

     Cash provided by investing activities during the first three quarters of 1999 totaled $43.3 million as compared to cash provided by investing activities of $1.9 million in the same period of 1998. The change in cash provided by investing activities was due principally to an increase in proceeds from disposal of property, plant and equipment and a decrease in cash required for property, plant and equipment.

     The Company balances its capital spending throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations, and debt service requirements. The Company has planned capital expenditures for 1999 of $32.4 million. The Company does not plan to build a significant number of new restaurants during 1999 and will invest its capital in improvements to existing operations. Budgeted capital expenditures for 1999 include $13.9 million for remodeling, refurbishment and new restaurants, $10.0 million for additions to existing restaurants and $8.5 million for other assets. Cash required for capital expenditures totaled $19.5 million for the first three quarters of 1999.

     The Company closed 104 restaurants during 1998 and an additional 63 restaurants in the first two quarters of 1999. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. The Company's primary credit facility requires that net proceeds from asset disposals be applied to reduce its senior debt. At August 1, 1999, the Company had approximately 47 properties classified as assets held for sale with a carrying value of $21.5 million. Cash proceeds from asset disposals were $62.8 million for the first three quarters of 1999 compared to $23.5 million for the first three quarters of 1998.

     The Company completed a refinancing of its senior debt on December 2, 1997. The 1997 Credit Facility consists of a $75.0 million revolving Line of Credit and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The 1997 Credit Facility provides the Company with additional liquidity and a debt amortization schedule which better supports the Company's business improvement plans.

     During the first three quarters of 1999, cash used by financing activities was $85.0 million compared with cash used by financing activities of $43.2 million for the same period in 1998. Of the $85.0 million of cash used by financing activities, payments on senior indebtedness were $73.8 million and $11.1 million was paid in litigation settlements (see note 8 and note 9). During 1999, $72.0 million of payments were made on the Term A and Term B Notes, $60.5 million of which were required payments as a result of the sale of surplus property. Significant financing activities for the first three quarters of 1998 included the refinancing of the Company's senior debt which provided cash of $300.0 million, of which $280.4 million was used to retire the refinanced debt. The Company also made payments of $15.7 million on its litigation settlement (see note 8) in the first three quarters of 1998.

     The Company had approximately $48.5 million and $137.9 million outstanding under the Term A Note and Term B Note, respectively, at August 1, 1999. The amounts available under the Line of Credit are reduced by letters of credit of approximately $33.2 million resulting in available credit under the Line of Credit of approximately $41.8 million at August 1, 1999. Due to the nature of the loan covenants contained in the Company's 1997 Credit Facility, the Company's ability to draw under the Line of Credit could be restricted. Based upon the financial covenants at August 1, 1999, the Company could have drawn an additional $4.9 million under the Line of Credit and remained in compliance with its loan agreement. At August 1, 1999, the Company had cash and cash equivalents of approximately $15.4 million.

     On March 20, 1999, the parties to three cases that had been provisionally certified as class actions (Belcher I, Belcher II and Edelen) agreed to the material terms of a global settlement of the cases. The settlement agreement which was executed by the parties to the litigation on June 24, 1999, requires the Company to pay $18 million as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. As a result of the settlement, the Company was required to take a charge of $14.5 million in the first quarter ended February 14, 1999, which was in addition to a $3.5 million charge recorded in the fourth quarter of 1998. The Court approved the settlement agreement and entered final orders dismissing the cases on July 7, 1999 (Belcher I and Edelen) and August 20, 1999 (Belcher
II). On July 14, 1999, the Company paid $11 million into a qualified settlement fund in accordance with the Court approved settlement, utilizing funds from the Company's refunded income taxes and general working capital. The Company will fund the remaining $7 million utilizing two irrevocable letters of credit, each in the amount of $3.5 million that were issued on July 13, 1999.

     Another case (Baum) was dismissed with prejudice on March 16, 1999. The Court of Appeals dismissed a related appeal on July 21, 1999, thereby closing out the case. In a remaining case (Griffin), the Court, at this time, has denied plaintiff's request for class action certification. Trial was scheduled to commence on or after September 1, 1999 but no trial date has been set by the Court. Management believes that it has substantial defenses to the claims made in this case and intends to vigorously defend the litigation. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can currently be determined and accordingly, no provision for any potential liability has been made in the consolidated condensed financial statements. In the event that an unfavorable outcome in this case results in a material award to the plaintiffs, the Company's financial position, results of operations and liquidity could be adversely affected.


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

     The Company is highly leveraged and, under the terms of its 1997 Credit Facility, generally is not permitted to incur additional debt and its annual capital expenditures are limited to $35.0 million. The Company completed a refinancing of approximately $281.0 million of its senior debt in December 1997. The interest rates under the 1997 Credit Facility are higher than those for the debt refinanced which resulted in increased interest costs in 1998. Management believes that proceeds from planned asset sales will result in a reduction of total debt outstanding and should offset the impact of the higher interest rates. However, there is no assurance that such asset sales will occur as quickly as management anticipates or that actual sales proceeds will correspond to management's estimates. As of August 1, 1999, the 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $149.6 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002 and the Company's zero coupon subordinated debentures mature in 2004. The Company plans to refinance these obligations as they become due. However, there can be no assurance that the debt can be refinanced on terms acceptable to the Company. If the Company is unable to refinance the indebtedness, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

     The 1997 Credit Facility requires satisfaction of certain financial covenants, as well as other affirmative and negative covenants, which were to become more restrictive in the fourth quarter of 1998 and during 1999. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that additional financial covenant modifications could be required in the fourth quarter of fiscal 1999. Based on preliminary discussions, management believes that the additional covenant modifications could be obtained; however, no assurance can be given in that regard. If the Company were unable to obtain the necessary modifications to its existing credit agreement, the Company's liquidity and financial position would be materially adversely affected. As of August 1, 1999, the Company was in compliance with its financial covenants.

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

     At present, management has completed the assessment of its Year 2000 issues and has completed the remediation, testing, and implementation phases for all systems discussed above. The Company believes it is Year 2000 compliant with the above systems.

     The Company does not have any material relationships with third parties that involve the transmittal of data electronically, which would affect the results of operations or financial position of the Company. The Company does have material relationships with certain suppliers of food products. The Company has surveyed its critical suppliers as to their Year 2000 readiness; however, the Company has no way of assuring that its major suppliers will be Year 2000 compliant and is unable to estimate the effect of their noncompliance on the delivery of the necessary food products. The Company is dependent upon overseas suppliers for certain critical food products. In response to this concern, the Company, since the end of the second quarter of 1999, has increased its inventory of white fish and shrimp and expects to maintain higher than historical inventories of these products until after January, 2000.

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

     The Company relies on a number of other systems that could be affected by Year 2000 related failures. The corporate phone system has been upgraded to be Year 2000 compliant. The operating system for the corporate and regional office network required software and hardware upgrades to become Year 2000 compliant. The Company has received assurance from its credit card processor that it is Year 2000 compliant. The Year 2000 issue has and will divert information systems resources from other projects. This diversion is not expected to have a material effect on the Company's financial position or results of operations.

     The Company has utilized both external and internal resources to reprogram or replace, test and implement the software needed for Year 2000 modifications. The total cost incurred for Year 2000 software related readiness is approximately $470,000. The hardware upgrade for the corporate and regional office network is estimated to be approximately $1.2 million.

     As of August 1999, the Company has not developed contingency plans for the Year 2000 issue (except for certain inventory items). Management believes that all primary systems are Year 2000 compliant. Additional testing will be performed on all systems to insure compliance. For the remainder of 1999, in addition to continued testing, the Company will evaluate the systems that may require contingency plans and develop them if needed.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. At this time, the Company cannot quantify the potential impact of any Year 2000 failures. The Company's Year 2000 program is being developed to address issues that are within the Company's control. The program minimizes, but does not eliminate, the issues of external parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 22, 1999, is incorporated herein by this reference.


                       PART II OTHER INFORMATION


ITEM 1- LEGAL PROCEEDINGS

     Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 22, 1999, is incorporated herein by this reference. See also note 9 to the notes to consolidated condensed financial statements at pages 12 through 16 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.


ITEM 5. OTHER INFORMATION

     Following notification by the New York Stock Exchange ("NYSE") that the Company was not in compliance with the NYSE's continuing listing criteria, on May 5, 1999, the Company submitted a plan to the NYSE in support of the continued listing of the Company's common stock. On May 21, 1999, the NYSE notified the Company that the Company's stock, at this time, would continue to trade on the NYSE; however, the Company's continued listing would be reviewed on a quarterly basis. Failure by the Company to meet the plan submitted to the NYSE could have resulted in suspension from trading, and subsequent delisting, of the Company's stock from the NYSE.

     On August 5, 1999, the NYSE notified the Company that the NYSE had received approval from the SEC to amend the NYSE's continuing listing criteria. The NYSE indicated that the Company, at this time, meets the newly effective continued listing standards. Accordingly, the quarterly review of the Company's business plan is no longer required.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on
         Form 10-Q.

         Exhibit
         Number              Description
         -------        ---------------------------------------------

         27             Financial Data Schedule (For SEC Use Only)

     (b) During the quarter ended August 1, 1999, the Company has not filed any reports on Form 8-K.


                               SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


                                   SHONEY'S, INC.


Date: September 6, 1999            By: /s/ V. Michael Payne
                                      ----------------------------
                                         V. Michael Payne
                                   Senior Vice President and Controller,
                                   Principal Financial and Chief
                                   Accounting Officer

                             EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
27               Financial Data Schedule (For SEC Use Only)               32