Form 10-K405
period 1999-10-31
SHONEYS INC
filed 2000-01-31
CIK 89902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  ______ TO ______

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

    As of January 20, 2000, there were 44,409,767 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $55,512,209.

    As of January 20, 2000, there were 50,515,011 shares of Shoney's, Inc., $1 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                                           Incorporated
Document                                                       Into
--------                                                   ------------

Portions of the Definitive Proxy Statement for Annual
Meeting of Shareholders on March 28, 2000, to be filed
with the Securities and Exchange Commission (the
"Commission") within 120 days after the fiscal year ended
October 31, 1999 (hereinafter the "2000 Proxy Statement")     Part III


                                    INDEX

                                                                  Page
                                                               Referenced
                                                               Form 10-K
                                                               ----------

                                    PART I
Item 1.  Business                                                  1
Item 2.  Properties                                                6
Item 3.  Legal Proceedings                                         7
Item 4.  Submission of Matters to a Vote of Security Holders       7
Item 4A. Executive Officers of the Registrant                      7

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                      10
Item 6.  Selected Financial Data                                  11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      12
Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk                                                     26
Item 8.  Financial Statements and Supplementary Data              27
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                      55

                                   PART III

Item 10. Directors and Executive Officers of the Registrant       55
Item 11. Executive Compensation                                   55
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                               55
Item 13. Certain Relationships and Related Transactions           55

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                              55

         Signatures                                               57


The forward-looking statements included in this Form 10-K relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may effect the Company's markets, turnover and a variety of other similar matters. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                                 PART I

ITEM 1. BUSINESS.

As of October 31, 1999, Shoney's, Inc. (the "Company") operated and franchised a chain of 1,106 restaurants in 28 states. The Company was incorporated under the laws of the State of Tennessee on November 1, 1968. The Company is a diversified food service chain that consists of three restaurant divisions: Shoney's Restaurants, Captain D's and a Casual Dining Group. Shoney's Restaurants are family dining restaurants offering full table service and a broad menu, and Captain D's are quick-service restaurants specializing in seafood. The Casual Dining Group consists of two restaurant concepts: Fifth Quarter, a steakhouse concept, and Pargo's, a contemporary casual dining restaurant featuring a wide variety of fresh, made-from-scratch dishes. The Company also operates a Distribution and Manufacturing operation that includes three distribution centers that provide Company and certain franchised restaurant operations with necessary food and supplies. The Distribution and Manufacturing operation also includes a food processing facility for ground beef, steaks, and soup products. The Company's fiscal year ends on the last Sunday in October. Fiscal year 1999 included 53 weeks compared to 52 weeks for fiscal 1998 and 1997. All references herein to particular years refer to the Company's fiscal year unless otherwise noted.

RESTAURANT CONCEPTS

SHONEY'S RESTAURANTS

Shoney's Restaurants, which began operation in 1952, are full-service, family dining restaurants that generally are open 16 hours each day and serve breakfast, lunch and dinner. At October 31, 1999, there were 267 Company-owned and 258 franchised Shoney's Restaurants located in 25 states. Shoney's Restaurants' menu is diversified to appeal to a broad spectrum of customer tastes and includes traditional items such as hamburgers, sandwiches, chicken, seafood, home-style entrees and vegetables, and a variety of pastas, steaks and desserts. Entree selections range in menu price from $2.49 to $9.99 at lunch and dinner. The average guest check was $6.71 for Company-owned units in 1999, compared to $6.32 in 1998 and $6.13 in 1997. During the third and fourth quarters of 1999, Shoney's Restaurants introduced a new menu (the "New Menu") into all Company-owned Shoney's Restaurants. The New Menu features ten new sandwiches, nine blue plate specials that include a meat and two vegetables and the addition of fresh vegetables and side dishes to the all-you-care-to-eat soup, salad and fruit bar. The New Menu also retained the most popular items from the prior menu. At the customers' request, the number of soup rotations offered on the all-you-care-to-eat soup, salad and fruit bar was doubled. Shoney's continues to serve its signature breakfast bar that features eggs, bacon, sausage, biscuits and gravy, pancakes and hash brown potatoes, along with a variety of fruits and pastries. A full advertising campaign supporting the New Menu was launched in November 1999. Management believes that the ultimate success of the New Menu on increasing comparable store sales is dependent upon a variety of factors including customer service, training and competition.

In addition to the New Menu, the Company continued to focus on improving customer traffic and sales at its Shoney's Restaurants through a variety of back to basics initiatives designed to re-establish Shoney's Restaurants as a place for great tasting food and exceptional customer service. All Company-owned Shoney's Restaurants were trained in the "Courteous Customer" and "Service that Sells" programs. These programs reinforce the Company's 100% customer satisfaction guarantee. Shoney's Restaurant General Managers are required to be in the dining room during all meal periods to insure the 100% guarantee. Restaurant personnel have been assigned to key stations in the restaurant such as the soup, salad and fruit bar, the cash register and front door in an effort to provide the customer with a better dining experience.

The Company continues to enhance its food specifications on the majority of its menu items by featuring name brand items such as Jimmy Dean(R) sausage, Bryan(R) bacon, Heinz(R) ketchup and Folgers(R) coffee. Fresh ground chuck was introduced into the

Shoney's system during the second quarter of 1999 as well as freshly prepared mashed potatoes made with real butter and cream. Menu items and products are continuously tested and upgraded to provide the customer with excellent food quality. To aid in the Company's training, Shoney's purchased a recreational type vehicle that was retrofitted with 10 computer stations. The vehicle travels to each region providing on-site training for point of sale and back-of-the-house applications. During 1999, the Company implemented a Store Waste Attack Tool ("SWAT") in its Shoney's Restaurants. SWAT allows the food costs of each individual restaurant to be measured against its theoretical costs of sales. The SWAT tool helps management identify waste and theft.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from this improvement. This process resulted in the closure of 123 Company-owned Shoney's Restaurants during 1999. In addition to these closings, the Company also sold 19 Shoney's Restaurants to franchisees.

During 1999, comparable restaurant sales declined 3.6% for all Company-owned Shoney's Restaurants. This decline included the effects of a menu price increase of 5.2%. Average sales volumes for Company-owned units open the entire year were $1,497,000 in 1999, compared to $1,413,000 in 1998 and $1,418,000 in 1997. Shoney's Restaurants generally have between 120 and 180 seats and employ approximately 65 people, including management personnel. Please refer to Note 16 of the Notes to Consolidated Financial Statements for certain segment financial information.

CAPTAIN D'S

Captain D's restaurants, which began operation in 1969, are quick-service seafood restaurants which offer in-store, carryout or drive-thru service and are generally open seven days a week from 10:45 a.m. until 11 p.m., serving lunch and dinner. There were 362 Company-owned and 205 franchised Captain D's restaurants located in 22 states at October 31, 1999. The typical Captain D's restaurant has 90 seats and employs approximately 20 people, including management personnel. Captain D's menu includes a variety of broiled, fried, and baked fish and shrimp dishes, stuffed crab, chicken and a variety of side items including corn, baked potatoes, coleslaw, tossed salads, hushpuppies and desserts. Entree selections range in menu price from $3.79 to $7.49. The average guest check for Company-owned units was $4.71, $4.47 and $4.41 in 1999, 1998 and 1997, respectively. During 1999, Captain D's posted its second consecutive year of record sales, which management attributes to better marketing strategies, successful product promotions (catfish and crawfish) and a strong Lenten season. Captain D's also continues to realize success with its "Coastal Classics" menu, which features more upscale seafood items (e.g., broiled salmon, orange roughy, catfish, and fried oysters) at price points higher than the average guest check. As of October 31, 1999, the Coastal Classics menu was in 183 Company-owned Captain D's restaurants. Management plans to add the menu to another 124 restaurants during 2000. Captain D's conducts on-going research and development to develop appealing new menu items and improve the quality of existing items.

Captain D's recently opened a replacement unit in Muscle Shoals, Alabama with a new interior and exterior design package. The "look and feel" of the restaurant is more of a beach side, nautical decor and is intended to position Captain D's into the "fast-casual" arena, a segment that preserves the speed and convenience of quick service while combining them with a more casual dining atmosphere. Televisions, credit cards and beer have been added to some restaurants to upgrade the dining experience. Uniforms have been changed to a new surf-shirt T-shirt with tropical designs. The Company's operational strategy for Captain D's is to increase comparable restaurant sales through the introduction and promotion of distinctive, high quality menu items while providing an enjoyable dining experience with fast, reliable service.

During 1999, Captain D's implemented D's University, which teaches operational procedures, human resource issues, how to use in-store training modules and how to handle certain personal issues such as finances, insurance, stocks and bonds and mortgage rates. Supervisory, office and administrative staff attended the school during 1999 and franchisees and the Company's restaurant managers began to attend during the fourth quarter of 1999. Management believes a focus on training provides better service to the customer and reduces turnover in Captain D's restaurants. During 1999, the Company implemented a Store Waste Attack Tool ("SWAT") in its Captain D's restaurants. SWAT allows the food costs of each individual restaurant to be measured against its theoretical costs of sales.

Comparable store sales for Company-owned units increased 2.6% in 1999, which included the effects of a 2.3% menu price increase. The average sales volume for Company-owned Captain D's restaurants open the entire year was $857,000 in 1999, compared to $831,000 in 1998 and $780,000 in 1997. Please refer to
Note 16 of the Notes to Consolidated Financial Statements for certain segment financial information.

CASUAL DINING GROUP

The Company has two casual dining concepts: Pargo's and Fifth Quarter. During 1998, a new President and Chief Operating Officer was hired for the Casual Dining Group. Since his arrival, efforts have been made to upgrade the menu offered at both concepts, to increase the staffing in the restaurants, and to update the general appearance of each of the concepts.

PARGO'S -- Pargo's, founded in 1983 and acquired by the Company in 1986, are mid-scale, casual dining restaurants that serve fresh, made-from-scratch entrees designed to cater to a diverse range of customer tastes. As of October 31, 1999, there were 11 Pargo's located in five states. Pargo's menu includes a diverse variety of foods including chicken quesadilla, fresh chicken dishes, traditional American sandwiches, steaks, and seafood. Pargo's goal is to become the "favorite neighborhood restaurant" in each of its markets.

Comparable restaurant sales for Pargo's restaurants during 1999 declined 2.7%, which included a menu price increase of 0.8%. During 1999, the average sales volume of Pargo's restaurants open the entire year was $2,015,000 compared with $2,064,000 in 1998 and $1,944,000 in 1997.

FIFTH QUARTER -- Fifth Quarter restaurants, which began operation in 1973, are special occasion steakhouses that operate in the mid-scale steakhouse segment. Fifth Quarter restaurants are open seven days per week, and serve lunch and dinner. There are three Fifth Quarter restaurants located in three states. The Fifth Quarter's menu includes a wide range of USDA choice steaks, a variety of chicken and seafood entrees and its signature slow-cooked prime rib. Fifth Quarter restaurants also offer an extensive salad bar, featuring fresh fruits, vegetables, toppings and salad dressings. Fifth Quarter restaurants generally feature stucco exteriors with Tudor-style architectural elements. Interiors are stucco and brick and generally include memorabilia and photos relevant to each restaurant's marketplace. Fifth Quarter restaurants are positioned as local neighborhood steakhouses and tend to have a well established local clientele.

During 1999, the average sales volume of Fifth Quarter restaurants open the entire year was $2,370,000 compared with $2,257,000 in 1998, and $2,157,000 in 1997. Comparable restaurant sales for the Fifth Quarter concept increased 0.7% in 1999, which included a menu price increase of 2.7%. Please refer to
Note 16 of the Notes to Consolidated Financial Statements for certain segment financial information.

DISTRIBUTION AND MANUFACTURING

The Distribution and Manufacturing operation includes three distribution facilities and a food processing facility that supplies ground beef, steaks, and soups. The objective of the Distribution and Manufacturing operation is to provide Company-owned restaurants, certain franchised restaurants and other customers with a reliable source of quality food products at competitive prices. The Company utilizes centralized purchasing of all major food and supplies items for its restaurants to attempt to achieve consistent quality and control costs.

During 1999, Distribution and Manufacturing began implementation of new order entry and inventory control software. The new software will provide additional functionality in inventory management and pricing flexibility that will allow Distribution and Manufacturing to pursue customers outside of historical Company-owned and franchised customers. These additional customers will provide better utilization of the assets employed by Distribution and Manufacturing operations. The Company's distribution centers served 350 franchised restaurants as of October 31, 1999. Please refer to Note 16 of the Notes to Consolidated Financial Statements for certain segment financial information.

BUSINESS DEVELOPMENT AND FRANCHISING

The Company's business plan includes focusing its available personnel and capital resources on improving the operations of its existing store base. The Company closed 129 under-performing restaurants and sold 19 Company-owned restaurants to franchisees during 1999. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, have been actively marketed. The Company continually evaluates the operating performance of its restaurants, and may close additional restaurants if, in management's opinion, operating results cannot be improved in the near term. In addition to store closings, the Company may choose to sell certain units to franchisees. Proceeds from the sale of the closed units and surplus properties will be used to reduce outstanding debt, as required by the Company's senior credit facility. The Company does not intend to open a material number of new restaurants during 2000.

The Company franchises both Shoney's and Captain D's restaurants. Franchise agreements generally have a term of 20 years and require payment of an initial franchise fee and a royalty fee based on a percentage of the franchised restaurant's sales. Franchise agreements also require restaurants to conform to the Company's standards for appearance, service, food quality and menu content.

The following table presents the change in the number of restaurants, both Company-owned and franchised, during 1999, by restaurant concept:

                 At October 25, 1998          Openings            Closings          At October 31, 1999
                 -------------------          --------            --------          -------------------
              Company  Franchise  Total  Company  Franchise  Company  Franchise  Company  Franchise  Total
              -------  ---------  -----  -------  ---------  -------  ---------  -------  ---------  -----

Shoney's        408       261      669      1        20(A)   (142)(A)    (23)      267       258      525
Captain D's     365       211      576      1         1        (4)        (7)      362       205      567
Fifth Quarter     4         0        4      0         0        (1)         0         3         0        3
Pargo's          12         0       12      0         0        (1)         0        11         0       11
                ---       ---    -----    ---       ---      -----       ----     ----      ----    -----
                789       472    1,261      2        21      (148)       (30)      643       463    1,106
                ===       ===    =====    ===       ===      =====       ====      ===       ===    =====

[FN]
     (A)  Includes 19 Company-owned restaurants sold to franchisees.

ADVERTISING AND MARKETING

The Company's marketing strategies continue to include a focus on advertising designed to increase guest frequency and new guest trial. The marketing and advertising strategies for the Shoney's Restaurant concept revolve around utilization of television and radio advertising in the Company's larger markets to attain the greatest media efficiency. In markets in which the number of Shoney's Restaurants will not support a large media budget, marketing and advertising strategies rely more on local advertising (i.e., contact development with local hotels, civic organizations and tourism groups, advertising in local newspapers and sponsorship of local events). The Company utilizes this same general advertising strategy with its Captain D's concept, except that Captain D's historically has more heavily utilized newspaper and promotional coupons to support its marketing activities. Captain D's also strives to maximize its advertising during the Lenten season to leverage its market position during this season in which there is an increased demand for fish. The Company's Casual Dining Group relies solely on local advertising and limited radio and print exposure for its marketing activities.

RAW MATERIALS SOURCES AND AVAILABILITY

Essential supplies and raw materials are available from several sources, and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements.

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

SERVICE MARKS

The Company has registered the names "Shoney's," "Captain D's," "Fifth Quarter," and "Pargo's," their respective logos and certain related items and slogans, as trademarks and/or service marks with the United States Patent and Trademark Office. The Company regards its service marks as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

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

EMPLOYEES

At December 12, 1999, the Company employed approximately 21,000 persons. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Company's restaurant and other properties, including those under construction, as of October 31, 1999:

                                                 Number of Properties(1)
                                              ------------------------------
          Use                                 Total       Owned       Leased
          ---                                 -----       -----       ------
Office and Distribution Facilities(2)             6           6            0
Shoney's Restaurants                            267         182           85
Captain D's Restaurants                         362         245          117
Pargo's Restaurants                              11           6            5
Fifth Quarter Restaurants                         3           0            3
                                                ---         ---          ---
                                                649         439          210
                                                ===         ===          ===

[FN]
(1) In addition, the Company owns or leases approximately 70 properties that are in turn leased to others, owns 64 parcels of surplus land and has 71 vacant leased properties.
(2) The Company's principal offices and distribution facility in Nashville, Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. At October 31, 1999, the Company also operated distribution facilities in Ripley, West Virginia and Macon, Georgia.

The following table sets forth the Company's operating restaurants by state, as of October 31, 1999:

                     COMPANY-OWNED RESTAURANTS BY STATE
                                                       Casual
                      Shoney's       Captain D's       Dining       Total
                      --------       -----------       ------       -----
Alabama                  35               56                          91
Arkansas                  7               11                          18
Florida                  19               16                          35
Georgia                  17               54                          71
Illinois                  1                5                           6
Indiana                   3                8                          11
Kansas                                     2                           2
Kentucky                 19               17              1           37
Louisiana                31                                           31
Maryland                  1                               1            2
Mississippi              19               17                          36
Missouri                  9               23                          32
No. Carolina             10                7                          17
Ohio                      4               21                          25
Oklahoma                                  12                          12
Pennsylvania              1                               1            2
So. Carolina             15               20                          35
Tennessee                43               67              3          113
Texas                     1                8                           9
Virginia                  9                4              6           19
W. Virginia              23               14              2           39
                        ---              ---            ---          ---
Total                   267              362             14          643
                        ===              ===            ===          ===

LEASES

    Most of the leases for the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totaling approximately $9.6 million in 1999, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes, maintenance and insurance under most of the leases. Approximately 135 of the leases

                                      6
(64%) expire prior to October 31, 2004; however, approximately 108 of these leases (80% of the 135 leases) provide for renewal options. Notes 7 and 9 of the Notes to Consolidated Financial Statements on pages 41-43 and 47-48, respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     REGINA GRIFFIN ET AL v. SHONEY'S, INC. - See paragraphs 8 and 9 of Note 12 of the Notes to Consolidated Financial Statements at page 50 of this Annual Report on Form 10-K, which are incorporated herein by this reference. The Court dismissed the case with prejudice on January 3, 2000.

     WILKINSON v. SHONEY'S, INC. - See paragraph 10 of Note 12 of the Notes to Consolidated Financial Statements at page 50 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

     OTHER LITIGATION - The Company is a party to other legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1999, there were no matters submitted to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company, in accordance with General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, 17 C.F.R. ss. 229.401, furnishes the following information with regard to its executive officers as an additional item in Part I of this Annual Report on Form 10-K. The following officers are those that the Company currently deems to be "executive officers", as defined by the Securities and Exchange Commission.

      Name                Office                                          Age
      ----                ------                                          ---
Raymond D. Schoenbaum     Chairman of the Board                            53
J. Michael Bodnar         President and Chief Executive Officer            55
David L. Gilbert          Executive Vice President, Chief Administrative
                          Officer and Assistant Secretary                  42
Bernard W. Gray           Chief Information Officer                        52
Kevin P. Carey            President and Chief Operating Officer -
                          Casual Dining                                    42
Haney A. Long, Jr.        President and Chief Operating Officer -
                          Distribution and Manufacturing                   54
Stephen C. Sanders        President and Chief Operating Officer -
                          Shoney's Restaurants                             49
Ronald E. Walker          President and Chief Operating Officer -
                          Captain D's                                      49
F.E. McDaniel, Jr.        Secretary and General Counsel                    44
Rebecca A. Fine           Chief Administrative Officer -
                          Shoney's Restaurants                             37
Betty J. Marshall         Senior Vice President - Corporate
                          Communications and Community Relations           49
V. Michael Payne          Senior Vice President and Controller             48
Kent M. Smith             Senior Vice President - Marketing, Purchasing
                          and Research and Development - Shoney's
                          Restaurants                                      59
Robert A. Speck           Senior Vice President - Strategic Planning       45
Gary W. Wilson            Senior Vice President - Captain D's              40


     RAYMOND D. SCHOENBAUM and Jeffry F. Schoenbaum, a director, are brothers. There is no other family relationship among any of the executive officers or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

                                      7

     MR. SCHOENBAUM has been President of Schoenbaum Limited, a restaurant management company, since April 1995. Mr. Schoenbaum has also served since March 1996 as the President and Chief Executive Officer of Just Having Fun Restaurants, Inc., a restaurant company currently developing a restaurant concept in Atlanta, Georgia. From June 1984 to March 1995, he served as Chairman of the Board of Innovative Restaurant Concepts, Inc., a restaurant management company which owned and operated Rio Bravo, Ray's on the River, and Green Hills Grille restaurants. Mr. Schoenbaum sold this company to Applebee's International, Inc. in March 1995. Mr. Schoenbaum was a member of the board of directors of Applebee's International, Inc. from March 1995 to August 1997. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum was elected to the Board of Directors in August 1997. In June 1998, Mr. Schoenbaum was elected Vice Chairman of the Company's Board of Directors and became Chairman of the Board of Directors effective January 1, 1999.

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

     MR. GILBERT joined the Company in January 1998 as Senior Vice President
- Real Estate. Mr. Gilbert formerly served as Director of Development and Purchasing for Innovative Restaurant Concepts, Inc. from October 1989 to March 1995 and as Executive Director of Development for Applebee's International, Inc. from March 1995 to January 1998. In December 1998, Mr. Gilbert was named Executive Vice President and Chief Administrative Officer. In March 1999, Mr. Gilbert was also named Assistant Secretary.

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

     MR. LONG joined the Company as Senior Vice President of Purchasing and Distribution in September 1996 and was named President and Chief Operating Officer of the Company's Distribution and Manufacturing subsidiary in December 1997. Prior to joining the Company, Mr. Long served as Senior Vice President of Purchasing and Distribution for TPI Restaurants, Inc. (at that time the Company's largest franchisee which was acquired by the Company in 1996) from November 1989 to September 1996.

     MR. SANDERS has served as President and Chief Operating Officer of Shoney's Restaurants since August 1998. He was initially employed with the Company in March 1965, and, thereafter, served the Company in various capacities including Area Supervisor, Director of Training, Director of Personnel, Divisional Director, Operational and Regional Vice President and Vice President of Operations. In 1990 he was promoted to President of Shoney's Restaurants and served in that capacity until March 1993. From March 1993 until August 1998, Mr. Sanders was not employed by the Company and owned and operated an independent restaurant management consulting company operating both Copeland's of New Orleans restaurants and Shoney's Restaurants as a franchisee. He continues to own those restaurants following his rejoining the Company in 1998.

     MR. WALKER has held various positions since joining the Company in 1980, becoming Director of Franchise Operations for the Captain D's division in December 1984. He was elected Vice President of Franchise Operations in December 1986 and was named

                                     8

Executive Vice President - Captain D's in January 1995. In March 1996, Mr. Walker was named President of the Company's Captain D's division. In December 1997, Mr. Walker was named President and Chief Operating Officer of the Captain D's division.

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

     MS. FINE joined the Company in April 1996. She has served in various capacities, including Director of Human Resources, Senior Director of Human Resources and Vice President of Field Human Resources and Training. In March 1998, Ms. Fine was elected Senior Vice President - Human Resources for Shoney's Restaurants. In March 1999, she became the Chief Administrative Officer of Shoney's Restaurants. Ms. Fine served as Director of Human Resources for Hardee's Food Systems from August 1987 until March 1996.

     MS. MARSHALL joined the Company in March 1990 as Director of Purchasing. She was named Vice President of Corporate and Community Affairs in January 1991. Ms. Marshall was elected to her present position as Senior Vice President of Corporate Communications and Community Relations in October 1996.

     MR. PAYNE has served as Senior Vice President and Controller since March 1998. He was initially employed with the Company in May 1973 and, thereafter, served the Company in various capacities including staff accountant, chief accountant and payroll supervisor, and corporate controller. In 1992, he was promoted to Vice President and Controller and served the Company in that capacity until July 1995. From July 1995 until March 1998, Mr. Payne was not employed with the Company. He served as a financial consultant from July 1995 to June 1996, and served as Director of Accounting and Financial Reporting for Coventry Corporation from June 1996 until March 1998.

     MR. SMITH joined the Company in October 1998 as Senior Vice President of Marketing for Shoney's Restaurants. In November 1998, he also was assigned the responsibility for the Research and Development and Purchasing for Shoney's Restaurants. Mr. Smith served as Senior Vice President and Assistant to the CEO and Chairman with Flagstar Corporation from January 1995 to January 1998. Mr. Smith was Senior Vice President - Worldwide Marketing for Burger King Corporation from April 1991 to January 1995.

     MR. SPECK joined the Company in December 1995 and was elected Division President - Shoney's Restaurants at that time. In January 1997, Mr. Speck was elected Senior Vice President - Strategic Planning. Prior to joining the Company, Mr. Speck had served as Chief Operating Officer of Grandy's, Inc. since 1989.

     MR. WILSON joined the Company in December 1975 and has served in various positions in the Captain D's division. He was promoted to Division Director in February 1987, to Regional Director in December 1991 and to Regional Vice President of Operations in February 1995. He was elected Senior Vice President - Operations of the Captain D's division in December 1997.


                                      9

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "SHN." The following table sets forth the high and low trading prices of the Company's common stock as reported by the New York Stock Exchange during each of the fiscal quarters of the 1999 and 1998 fiscal years:


                                                 Stock              Stock
                                                 Market             Market
                                                  High               Low
                                                 ------             ------
     1999
     First Quarter                                3 5/8             1 5/16
     Second Quarter                               2 15/16           1 13/16
     Third Quarter                                2 1/2             2
     Fourth Quarter                               2 1/2             1 7/16

     1998
     First Quarter                                5                 3
     Second Quarter                               5 7/8             3 5/8
     Third Quarter                                5 1/16            2 3/4
     Fourth Quarter                               3 7/16            1 1/2


     There were 8,553 shareholders of record of the Company's Common Stock as of January 20, 2000.

The Company has not paid a dividend on its common shares during the last two years. The Company currently intends to retain all earnings to support the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues prohibit dividends and distributions on common stock.



                                        10

ITEM 6. SELECTED FINANCIAL DATA

                           FIVE YEAR FINANCIAL SUMMARY
                       (IN THOUSANDS EXCEPT PER SHARE DATA)


Fiscal year ended October               1999         1998        1997          1996(a)       1995(a)
-------------------------          ------------- ------------ -----------   ------------ ------------

Revenues                            $   999,373  $ 1,143,362  $ 1,227,076   $ 1,099,742  $ 1,053,332
Costs and expenses
  Cost of sales                         872,376    1,024,383    1,092,488       951,565      922,545
  General and administrative             77,389       87,345       84,401        68,227       63,905
  Interest expense                       42,159       48,476       45,016        37,951       39,816
  Litigation settlement                  14,500        3,500
  Impairment of long-lived assets        18,424       48,403       53,967
  Restructuring expense                   4,486       10,747        1,301                      7,991
                                    ------------ ------------ ------------  ------------ ------------
                                      1,029,334    1,222,854    1,277,173     1,057,743    1,034,257
Income (loss) from continuing
 operations before income taxes
 and extraordinary charge               (29,961)     (79,492)     (50,097)       41,999       19,075
Income taxes (benefit)                   (1,135)      26,797      (14,386)       15,953        7,873
                                    ------------ ------------ ------------  ------------ ------------
Income (loss) from continuing
 operations before extraordinary
 charge                                 (28,826)    (106,289)     (35,711)       26,046       11,202
Discontinued operations, net of
 income taxes                                                                       398        8,137
Gain on sale of discontinued
 operations, net of income taxes                                                 22,080        5,533
Extraordinary charge on early
 extinguishment of debt, net of
 income tax benefit                                  (1,415)
                                    ------------ -----------  -----------   ------------ ------------
Net income (loss)                   $   (28,826) $ (107,704)  $  (35,711)   $    48,524  $    24,872
                                    ============ ===========  ===========   ============ ============

Weighted average shares outstanding
 (diluted)                               49,339      48,666       48,540         42,706       41,551
Per share data--diluted
  Income (loss) from continuing
   operations before extraordinary
   charge                           $     (0.58) $    (2.18)  $    (0.74)   $      0.61  $      0.27
Net income (loss)                   $     (0.58) $    (2.21)  $    (0.74)   $      1.14  $      0.60
Dividends                                    --          --           --             --           --
Total assets                        $   406,605  $  523,469   $  644,689    $   747,081  $   535,016
Long-term debt and obligations
 under capital leases               $   358,776  $  443,243   $  466,039    $   476,540  $   406,032
Shareholders' equity (deficit)      $  (147,137) $ (119,487)  $  (12,345)   $       528  $  (108,307)
Number of restaurants at year-end
  Company-owned                             643         789          893            957          698
  Franchised                                463         472          494            519          826
                                    ------------ -----------  -----------   ------------  -----------
     Total restaurants                    1,106       1,261        1,387          1,476        1,524
                                    ============ ===========  ===========   ============  ===========

[FN]
Notes: (a) - See Note 2 - Acquisitions of the Notes to Consolidated Financial
             Statements included as Item 8 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Fiscal 1999 includes 53 weeks and fiscal 1998 and 1997 included 52 weeks. The fourth quarter of fiscal 1999 includes 13 weeks compared to 12 weeks in the fourth quarter of 1998 and 1997.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the last three fiscal years is as follows:

                                         Fiscal Year Ended
                              -----------------------------------------
  (in millions)               October 31,    October 25,    October 26,
                                 1999           1998           1997
                              -----------    -----------    -----------
Net sales                      $ 962.2        $ 1,115.6      $ 1,202.8
Franchise fees                    15.2             14.5           14.9
Other income                      22.0             13.3            9.4
                               -------        ---------      ---------
                               $ 999.4        $ 1,143.4      $ 1,227.1
                               =======        =========      =========

Changes in restaurants for 1999 and 1998 are as follows:

               October 31,  Restaurants  Restaurants  October 25,  Restaurants  Restaurants  October 26,
                  1999        Opened       Closed        1998        Opened       Closed        1997
               -----------------------------------------------------------------------------------------
Shoney's
  Company-owned    267           1           142(1)       408           -            81          489
  Franchised       258          20(1)         23          261          13            33          281
                 -----          --           ---        -----          --           ---        -----
                   525          21           165          669          13           114          770
Captain D's
  Company-owned    362           1             4          365           -            13          378
  Franchised       205           1             7          211           1             3          213
                 -----          --           ---        -----          --           ---        -----
                   567           2            11          576           1            16          591
Casual Dining
  Pargo's           11           -             1           12           -             7           19
  Fifth Quarter      3           -             1            4           -             3            7
                 -----          --           ---        -----          --           ---        -----
                    14           -             2           16           -            10           26
                 -----          --           ---        -----          --           ---        -----
                 1,106          23           178        1,261          14           140        1,387
                 =====          ==           ===        =====          ==           ===        =====

[FN]
       (1)  Includes 19 restaurants sold to franchisees

Consolidated revenues in 1999 declined $144.0 million or 12.6%. Consolidated revenues in 1998 declined $83.7 million or 6.8%. The components of the change in consolidated revenues during 1999 and 1998 are summarized as follows:

                                                   ($ in millions)
                                                   1999       1998
                                                   ----       ----
Sales from restaurants opened or acquired        $    1.1    $   3.3
Higher menu prices                                   28.5       16.4
Sales at prior year prices                          (35.9)     (32.6)
Closed restaurants                                 (146.8)     (60.4)
Restaurant sales for fifty-third week                13.4
Distribution and Manufacturing and other sales      (13.7)     (13.8)
Franchise revenues                                    0.7        (.5)
Other income                                          8.7        3.9
                                                 ---------   --------
  Total                                          $ (144.0)   $ (83.7)
                                                 =========   ========

                                         12
The declines in consolidated revenues in 1999 and 1998 were primarily attributable to the closing of Company-owned restaurants, a decline in overall restaurant store sales and a decline in Distribution and Manufacturing and other sales. The decline in Distribution and Manufacturing and other sales was primarily attributable to a loss of franchised restaurant customers resulting from franchise store closures and increased competition. Comparable restaurant sales of all of the Company's restaurant concepts declined 1.0%, 1.8% and 3.4% in 1999, 1998 and 1997, respectively. These results include menu price increases of 3.9%, 1.8% and 1.2% in 1999, 1998 and 1997, respectively.

FRANCHISING -- Franchise revenues increased by approximately $0.7 million in 1999 and declined by approximately $0.5 million in 1998. The increase in franchise revenue in 1999 was primarily attributable to the fifty-third week and initial fees from the 20 new franchised restaurants, 19 of which previously were Company-owned units. The decline in franchise revenues during 1998 was primarily the result of a decline in the number of franchised restaurants in operation as compared to 1997 and declines in comparable store sales at franchised Shoney's Restaurants.

OTHER INCOME - Other income increased $8.7 million in 1999 due primarily to increased gains of $10.8 million from asset sales. The increase in gains from asset disposals was partially offset by lower rental income of approximately $0.5 million and a $1.7 million decline in revenues from an insurance subsidiary that was acquired in 1996 and sold in 1998. Other income increased $3.9 million in 1998 when compared to 1997 due primarily to increased gains on asset disposals of $4.6 million.

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues for the last three fiscal years is shown below:

                          1999        1998        1997
                          ----        ----        ----
Food and supplies         36.9%       38.0%       39.0%
Restaurant labor          27.5%       27.0%       26.0%
Operating expenses        22.9%       24.6%       24.0%
                          -----       -----       -----
  Total cost of sales     87.3%       89.6%       89.0%
                          =====       =====       =====


As compared to restaurant revenues, Distribution and Manufacturing revenues have a higher percentage of food and supplies costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in Distribution and Manufacturing revenue have an exaggerated effect on these expenses as a percentage of total revenues. Food and supplies costs as a percentage of revenues declined by 1.1% in 1999 and 1.0% in 1998. The decline in 1999 was principally a result of higher menu prices, the implementation of theoretical food costs systems in Shoney's and Captain D's restaurants and the decline in Distribution and Manufacturing revenue. Food and supplies costs, as a percentage of sales, declined in all three restaurant concepts in 1999 and in 1998 when compared to the prior year. Food and supplies costs in 1998 declined primarily as a result of higher menu prices and the decline in Distribution and Manufacturing revenue.

Consolidated restaurant labor increased 0.5% and 1.0% as a percentage of total revenues in 1999 and 1998, respectively, as a result of higher wages and declining comparable restaurant sales in Shoney's Restaurants. Wage rates increased during each of these periods as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. During 1999 and 1998, the Company increased the staffing levels at its Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the comparable store sales trend. The Company expects continued upward pressure on consolidated restaurant labor until meaningful improvements in consolidated comparable restaurant sales are achieved.

Consolidated operating expenses declined 1.7% as a percentage of total revenues in 1999 as compared to the prior year. The decline in consolidated operating expenses, as a percentage of sales in 1999, was primarily the result of lower depreciation,

                                       13

utilities, insurance and advertising expenses. The increase of 0.6%, as a percentage of sales in 1998, was the result of pressure on operating margins due to declines in comparable restaurant sales and higher repairs and maintenance and advertising expenditures as a percentage of revenues. The Company anticipates continued pressure on consolidated restaurant operating margins until meaningful improvements in consolidated comparable restaurant sales are achieved.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues for the last three fiscal years is shown below:

                                           1999      1998      1997
                                           ----      ----      ----
Consolidated general and administrative    7.7%      7.6%      6.9%
Consolidated interest expense              4.2%      4.2%      3.7%


Consolidated general and administrative expenses, as a percentage of revenues, increased 0.1% and 0.7% during 1999 and 1998, respectively. Consolidated general and administrative expenses remained at historically high levels, as a percentage of sales, in 1999 due to continued high legal expenses of $3.6 million in the first half of 1999 associated with defending and settling certain employment litigation (see Note 12 to the Consolidated Financial Statements), continued high levels of multi-unit supervisory expenses in the Shoney's Restaurant concept, the closing of under-performing restaurants and the decline in consolidated comparable store sales. General and administrative expenses increased during 1998, as a percentage of sales, principally due to the addition of a layer of multi-unit restaurant supervisory staff in the Shoney's Restaurant concept and due to increases in severance costs associated with the termination of certain executives.

Consolidated interest expense declined $6.3 million in 1999 compared to 1998. The reduction in interest expense is primarily the result of lower senior debt outstanding. During 1999, the Company made $11.5 million of scheduled payments and $70.5 million of required prepayments on its senior bank debt. The prepayments resulted from proceeds from asset sales. Of the $11.5 million of scheduled payments, $3.7 million had been prepaid as of October 31, 1999. The decline in interest expense on the Company's senior debt was partially offset by an increase in interest expense on the Company's zero coupon subordinated convertible debentures of approximately $1.0 million.

The Company refinanced approximately $281.0 million of its senior debt in December 1997 (see Liquidity and Capital Resources). Interest rates on the new credit facility are generally 50 to 100 basis points higher than those on the refinanced debt. As a result of the refinancing, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per share). Consolidated interest expense increased $3.5 million in 1998. The increased interest expense in 1998 was due to higher rates on the refinanced debt, a $1.1 million fee to obtain waivers (resulting from the Company's inability to make principal payments and comply with debt covenants) from its former lending group to facilitate the refinancing, and higher amortization of deferred financing costs related to the new debt structure.

The Company incurred asset impairment charges of $18.4 million, $48.4 million, and $54.0 million in 1999, 1998 and 1997, respectively. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") requires restaurant companies to evaluate the recoverability of long-lived assets on an individual restaurant basis. When a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value. Since the adoption of SFAS 121 in the first quarter of 1997, the Company has recorded $120.8 million in asset impairment charges. The asset impairment charges recorded in 1999 and 1998 were primarily the result of continued declines in comparable store sales and operating margins in the Company's Shoney's Restaurants when compared to the prior year. Shoney's Restaurants accounted for asset impairment charges of $15.6 million, $42.7 million and $23.6 million in 1999, 1998 and 1997, respectively. If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins,the Company could incur additional asset impairment charges in the future.

                                        14

The Company has recorded restructuring charges, primarily attributable to exit costs incurred when the decision to close a restaurant is made, for the accrual of remaining leasehold obligations, net of anticipated sublease rental income. The Company recorded approximately $6.1 million of restructuring charges in 1999 that included $5.7 million of exit costs on restaurants closed in the fourth quarter of 1999 and $0.4 million of restructuring expense pertaining to severance expenses expected to be incurred in the closing of the Company's distribution center in Macon, Georgia. The Company plans to open a larger and more efficient center in Tifton, Georgia in the second quarter of 2000. The new distribution center is expected to operate with lower labor and outside storage costs than the current facility. In addition, during 1999, the Company revised its estimate of previously accrued exit costs downward by $1.6 million. The change in estimate is the result of assigning certain leases on terms more favorable to the Company than originally estimated. The Company incurred $10.7 and $1.3 million of restructuring charges in 1998 and 1997, respectively, primarily attributable to remaining leasehold obligations on restaurants closed or planned to close.

Management continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved in the near term. In the event management elects to close additional restaurants during 2000, the Company may incur additional restructuring charges.

On March 20, 1999, the Company agreed to the material terms of a global settlement in three class action lawsuits which alleged that the Company had violated certain provisions of the Fair Labor Standards Act (see Note 12 to the Consolidated Financial Statements and Liquidity and Capital Resources). The Company agreed to pay $18.0 million in exchange for the dismissal of all three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases. As a result of the settlement, the Company recorded a litigation settlement charge of $14.5 million in the first quarter of 1999 ($3.5 million had previously been recorded in the fourth quarter of 1998). The Court approved the settlement agreement and entered final orders on July 7, 1999 (Belcher I and Edelen) and August 20, 1999 (Belcher II).

The Company had an effective tax rate for 1999 of 3.8%. This rate is primarily attributable to the reversal of certain deferred tax assets acquired in the purchase of TPI, which had subsequently been fully reserved. Also during 1999, the Company increased its valuation allowance against the Company's gross deferred tax assets by $5.8 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of October 31, 1999, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

During 1998, the Company recorded a deferred tax asset valuation adjustment of $51.3 million in the third quarter and an additional $1.2 million in the fourth quarter. The deferred tax asset valuation adjustment was in accordance with SFAS 109. The Company considered these criteria in connection with the asset impairment charges recorded during 1998 and, accordingly, increased the deferred tax asset valuation allowance.

During the third quarter of 1997, recorded income tax liabilities totaling approximately $26.5 million related to a 1993 transaction were determined to be no longer appropriate and were reversed. Approximately $22.5 million of the reduction in tax liability was credited to additional paid-in capital since the related deferred tax liability arose from an equity transaction. The remaining $4.0 million decrease in the tax liability, which represented accrued interest, reduced income tax expense for 1997. This income tax reduction was offset by a $5.9 million increase in the Company's valuation allowance for deferred tax assets resulting from a reassessment of the realizability of those assets.

OPERATING SEGMENTS
Shoney's Restaurants
                                                           Fiscal Year Ended
                                             ----------------------------------------------
($ in thousands except comparable store      October 31,       October 25,      October 26,
 data and guest check average)                  1999              1998             1997
                                             ----------------------------------------------
Restaurant sales                              $ 500,041         $ 638,940        $ 705,772
Franchise revenue                                 9,623             9,189            9,658
                                             ----------------------------------------------
  Total Shoney's revenue                        509,664           648,129          715,430
Expenses                                        499,324           633,523          679,374
                                             ----------------------------------------------
EBIT as defined                               $  10,340         $  14,606        $  36,056
                                             ==============================================
Average sales volume (a)                      $   1,497         $   1,413        $   1,418
Comparable store sales (decrease) (a)              (3.6%)            (4.7%)           (4.0%)
Average guest check (a)                       $    6.71         $    6.32        $    6.13
Operating restaurants at year-end:
  Company-owned                                     267               408              489
  Franchised                                        258               261              281
                                             ----------------------------------------------
    Total                                           525               669              770
                                             ==============================================

[FN]
      (a) Prior year amounts have not been restated for comparable restaurants

Shoney's concept total revenue declined $138.5 million, or 21.4%, and $67.3 million, or 9.4%, in 1999 and 1998, respectively, when compared to the previous year. The components of the change in the Shoney's concept revenue are summarized as follows:

($ in millions)                                    1999               1998
                                                 ----------------------------
Sales from restaurants opened or acquired        $    1.1            $   2.6
Higher menu prices                                   21.3                9.9
Closed restaurants                                 (132.2)             (41.2)
Sales at prior year prices                          (36.4)             (38.1)
Sales from fifty-third week                           7.3
                                                 ---------           --------
   Total change in restaurant sales                (138.9)             (66.8)
Franchise revenues                                    0.4               (0.5)
                                                 ---------           --------
Total                                            $ (138.5)           $ (67.3)
                                                 =========           ========

Revenues were significantly reduced by the closing of 65, 81 and 123 under-performing Company-owned restaurants in 1997, 1998 and 1999, respectively. In addition, in 1999, 19 Company-owned restaurants were sold to franchisees. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Shoney's Restaurants closed or sold in the last three years is as follows:

                                                1999                   1998                 1997
                                                     EBIT as                EBIT as              EBIT as
($ in thousands)                            Sales    defined      Sales     defined    Sales     defined
                                          ---------------------------------------------------------------
Stores closed during 1997                 $      -  $    (294)  $       -  $    (723) $  17,673 $ (4,266)
Stores closed during 1998                        -     (1,720)     58,722     (6,798)    82,494   (4,011)
Stores closed or disposed of during the
 first two quarters of 1999                 13,425     (1,636)     74,602     (1,783)    78,896       12
Stores closed or disposed of during the
 fourth quarter of 1999                     80,649     (8,195)     92,921     (3,877)    98,361        2
                                          ---------------------------------------------------------------
Total                                     $ 94,074  $ (11,845)  $ 226,245  $ (13,181) $ 277,424 $ (8,263)
                                          ===============================================================

                                       16
Management believes that the decline in comparable restaurant sales at its Shoney's Restaurants is the result of numerous factors including increased competition and a decline in operational focus occasioned by high management turnover. Franchise revenue increased $0.4 million in 1999 and declined $0.5 million in 1998 when compared to the prior year. The increase in franchise revenue in 1999 is a result of the fifty-third week and initial fees from the nineteen Company-owned restaurants sold to franchisees. The decline in franchise revenue in 1998 was a result of franchise closings and a decline in comparable store sales at Shoney's franchised restaurants.

The Company is striving to improve customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to enhance the reputation of Shoney's Restaurants as a place for great-tasting food and exceptional customer service. During 1998, the Company enhanced its food specifications on the majority of its menu items. Also, during 1998, management allocated a higher percentage of planned capital expenditures to kitchen equipment and other related enhancements to support higher quality food preparation. In 1998 new research and development personnel were charged with upgrading the quality of menu items and developing new menu offerings to broaden customer appeal.

During the third and fourth quarters of 1999, Shoney's Restaurants introduced a new menu (the "New Menu") into all Company-owned restaurants. The New Menu features ten new sandwiches, nine blue plate specials that include a meat and two vegetables and the addition of fresh vegetables and side dishes to the all-you-care-to-eat soup, salad and fruit bar as well as favorite items from the prior menu. At the customers' request, the number of soup rotations offered on the all-you-care-to-eat soup, salad and fruit bar was doubled. A full advertising campaign was launched in November 1999. Management believes that the ultimate success of the New Menu on increasing comparable store sales is dependent upon a variety of factors including customer service, training and competition.

In addition to the New Menu, the Company is focusing on improving customer traffic and sales at its Shoney's Restaurants through exceptional customer service. Personnel of all Company-owned Shoney's Restaurants were trained in the "Courteous Customer" and "Service that Sells" programs. These programs reinforce the Company's 100% customer satisfaction guarantee. Shoney's Restaurant General Managers are required to be in the dining room during all meal periods to insure the 100% guarantee and restaurant personnel have been assigned to key stations in the restaurant such as the soup, salad and fruit bar, the cash register and front door in an effort to provide the customer with a better dining experience. To aid in the Company's training, Shoney's purchased a recreational type vehicle that was retrofitted with 10 computer stations. The vehicle travels to each region providing on-site training for point of sale and back-of-the-house applications.

Expenses declined $134.2 million, or 21.2%, in 1999 when compared to 1998. Expenses as a percentage of revenue were 98.0% in 1999 compared to 97.7% in 1998. As a percentage of revenues, significant increases in restaurant labor and multi-unit supervisory expenses were partially offset by lower food and supplies costs, operating expenses and depreciation.

Expenses in 1998 declined $45.9 million, or 6.7%, compared to 1997. Expenses as a percentage of revenue were 97.7% in 1998 compared to 95.0% in 1997. As a percentage of revenues, the concept incurred significant increases in restaurant labor, operating expenses and multi-unit supervisory expenses that were only slightly offset by a decline in food and supplies costs when compared to the prior year.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, declined $4.3 million and $21.5 million in 1999 and 1998, respectively.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from that improvement. As a result of these evaluations, the Company could close additional restaurants in the future. The Company also may sell additional operating restaurants to franchisees.


CAPTAIN D'S RESTAURANTS
                                                           Fiscal Year Ended
                                                 ---------------------------------------
($ in thousands except comparable store data     October 31,   October 25,   October 26,
 and guest check average)                           1999          1998          1997
                                                 ---------------------------------------
Restaurant sales                                  $ 316,996     $ 305,180     $ 295,380
Franchise revenue                                     5,494         5,227         5,178
                                                 ---------------------------------------
   Total Captain D's revenue                        322,490       310,407       300,558
Expenses                                            284,129       277,906       269,271
                                                 ---------------------------------------
EBIT as defined                                   $  38,361     $  32,501     $  31,287
                                                 =======================================

Average sales volume (a)                          $     857     $     831     $     780
Comparable store sales increase (decrease) (a)          2.6%          4.8%         (1.1%)
Average guest check (a)                           $    4.71     $    4.47     $     4.41
Operating restaurants at year-end:
  Company-owned                                         362           365            378
  Franchised                                            205           211            213
                                                 ----------------------------------------
    Total                                               567           576            591
                                                 ========================================

[FN]
   (a) Prior year amounts have not been restated for comparable restaurants

Captain D's total revenue increased $12.1 million, or 3.9%, and $9.8 million, or 3.3%, in 1999 and 1998, respectively, when compared to the prior year. The components of change in Captain D's concept revenue are summarized as follows:

($ in millions)                                        1999           1998
                                                      ---------------------
Sales from restaurants opened or acquired             $    -         $  0.7
Higher menu prices                                       6.8            6.1
Closed restaurants                                      (2.1)          (4.6)
Sales at prior year prices                               1.6            7.6
Sales from fifty-third week                              5.5              -
                                                      -------        -------
  Total change in restaurant sales                      11.8            9.8
Franchise revenues                                       0.3              -
                                                      -------        -------
Total                                                 $ 12.1         $  9.8
                                                      =======        =======

Revenues were reduced by the closing of two, thirteen and four under-performing Company-owned restaurants in 1997, 1998 and 1999, respectively. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Captain D's restaurants closed in the last three years is as follows:

                                   1999                1998                1997
                                       EBIT as             EBIT as             EBIT as
($ in thousands)              Sales    defined    Sales    defined    Sales    defined
                            -----------------------------------------------------------
Stores closed during 1997    $     -    $    -   $     -   $   (1)   $   495   $  (96)
Stores closed during 1998          -       (40)    1,863     (340)     6,044     (645)
Stores closed during fourth
 quarter of 1999               1,844      (156)    2,101      (66)     2,115      (33)
                            -----------------------------------------------------------
Total                        $ 1,844    $ (196)  $ 3,964   $ (407)   $ 8,654   $ (774)
                            ===========================================================


                                      18
Franchise revenue increased $0.3 million in 1999 and was basically unchanged in 1998 when compared to the prior year. Captain D's realized increases in customer traffic and average guest check in 1999 and 1998. Management attributes the increase in sales during 1999 and 1998 to more effective advertising, better promotional menu items, and a strong Lenten season. Captain D's has continued the implementation of its "Coastal Classics" menu, which features more upscale items at higher price points. Items offered include broiled salmon, orange roughy, catfish, and fried oysters. Management hopes to continue the success of the Captain D's concept by continuing to feature promotional menu items aimed at driving customer traffic and by the continued development of effective advertising programs.

Expenses increased $6.2 million, or 2.2%, in 1999 when compared to 1998. Expenses as a percentage of revenues were 88.1% in 1999 compared to 89.5% in 1998. As a percentage of sales, decreases in food and supplies costs and operating expenses were partially offset by increases in restaurant labor and multi-unit supervisory costs.

Expenses increased $8.6 million, or 3.2%, in 1998 when compared to 1997. Expenses as a percentage of revenues were 89.5% in 1998 compared to 89.6% in 1997. As a percentage of sales, declines in food and supplies costs and depreciation were substantially offset by increases in restaurant labor and multi-unit supervisory costs.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring costs and litigation settlements, increased $5.9 million and $1.2 million in 1999 and 1998, respectively, when compared to the prior year.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from this improvement. As a result of these evaluations, the Company could close additional restaurants in the future. The Company also may sell operating restaurants to franchisees.

CASUAL DINING RESTAURANTS
                                                           Fiscal Year Ended
                                               -------------------------------------------
($ in thousands except comparable store data    October 31,    October 25,    October 26,
 and guest check average)                          1999           1998           1997
                                               -------------------------------------------
Pargo's restaurant sales                         $ 22,973       $ 30,454       $ 36,936
Fifth Quarter restaurant sales                      8,078         13,137         15,596
Barbwire's restaurant sales                                                       7,385
                                               -------------------------------------------
  Total Casual Dining revenue                      31,051         43,591         59,917
Expenses                                           31,032         44,759         59,073
                                               -------------------------------------------
EBIT as defined                                  $     19       $ (1,168)      $    844
                                               ===========================================

Pargo's average sales volume (a)                 $  2,015       $  2,064       $  1,944
Fifth Quarter average sales volume (a)           $  2,370       $  2,257       $  2,157
Pargo's comparable store sales (decrease) (a)        (2.7%)         (5.3%)         (8.9%)
Fifth Quarter comparable store sales increase
 (decrease) (a)                                       0.7%          (3.8%)         (4.7%)
Operating restaurants at year-end:
  Pargo's                                              11             12             19
  Fifth Quarter                                         3              4              7
                                               ------------------------------------------
    Total                                              14             16             26
                                               ==========================================

[FN]
      (a) Prior year amounts have not been restated for comparable restaurants

Casual Dining total revenues declined $12.5 million, or 28.8%, in 1999 and $16.3 million, or 27.2%, in 1998 when compared to the prior year. The components of the change in Casual Dining revenue are as follows:

($ in millions)                                     1999          1998
                                                  ----------------------
Higher menu prices                                $   0.4       $   0.4
Closed Pargo's and Fifth Quarter restaurants        (12.5)         (7.2)
Closed Barbwire's restaurants                                      (7.4)
Sales at prior year prices                           (1.0)         (2.1)
Sales from fifty-third week                           0.6             -
                                                  --------      --------
  Total change in restaurant sales                $ (12.5)      $ (16.3)
                                                  ========      ========

Revenues were significantly reduced by the closing of eight (including the sale of Barbwire's), ten, and two under-performing Company-owned restaurants in 1997, 1998 and 1999, respectively. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Casual Dining restaurants closed in the last three years is as follows:

                                         1999                1998               1997
                                             EBIT as              EBIT as             EBIT as
($ in thousands)                     Sales   defined    Sales     defined    Sales    defined
                                    ----------------   -------------------  -----------------
Stores closed during 1997           $     -   $   -    $      -  $    (32)  $  7,880  $ (478)
Stores closed during 1998                 -     105       9,791    (1,275)    16,503    (616)
Stores closed or disposed of during
 the first two quarters of 1999       1,204     (50)      3,922      (296)     4,323     187
                                    ---------------------------------------------------------
Total                               $ 1,204   $  55    $ 13,713  $ (1,603)  $ 28,706  $ (907)
                                    =========================================================

The decline in comparable restaurant sales for the Casual Dining Group is the result of a number of factors including increased competition, significant management turnover and organizational changes and uncertainty as to the potential sale of these concepts. The Company expects to dispose of its Pargo's restaurants during the second quarter of 2000.

Expenses declined $13.7 million, or 30.7%, in 1999 when compared to 1998. Expenses, as a percentage of revenues, were 99.9% in 1999 compared to 102.7% in 1998. As a percentage of sales, declines in food and supplies costs, operating expenses and multi-unit supervisory costs were partially offset by increases in restaurant labor.

Expenses declined $14.3 million, or 24.2%, in 1998 when compared to 1997. Expenses, as a percentage of sales, were 102.7% in 1998 compared to 98.6% in 1997. As a percentage of sales, the concept incurred increases in restaurant labor, operating expenses and multi-unit supervisory costs partially offset by a decrease in food and supplies costs.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, increased $1.2 million and declined $2.0 million in 1999 and 1998, respectively.


DISTRIBUTION AND MANUFACTURING
                                                 Fiscal Year Ended
                                  -------------------------------------------------
                                  October 31,        October 25,        October 26,
($ in thousands)                     1999               1998               1997
                                  -------------------------------------------------

Outside sales                      $ 109,258          $ 123,135          $ 137,866
Inter-company sales                  321,036            380,552            404,710
                                  -------------------------------------------------
  Total Distribution
  and Manufacturing revenue          430,294            503,687            542,576
Expenses                             422,375            491,855            529,975
                                  -------------------------------------------------
EBIT as defined                    $   7,919          $  11,832          $  12,601
                                  =================================================

Distribution centers at year-end           3                  4                  4


Total revenue declined $73.4 million, or 14.6%, and $38.9 million, or 7.2%, in 1999 and 1998, respectively, when compared to the prior year. Outside revenues of the Distribution and Manufacturing operation declined by $13.9 million in 1999 and $14.7 million in 1998. The decline in outside sales for these periods has resulted primarily from a loss of franchised restaurant customers resulting from franchise store closures and increased competition. During 1997, the Company closed its Atlanta distribution facility. The Company shifted distribution activities to the remaining four distribution centers to increase efficiency. In December 1998, the Company closed the distribution center located in Wichita, Kansas. Inter-company sales declined in both years as a result of closing Company-owned restaurants, the overall decline in comparable store sales and the loss of inter-company sales to the Casual Dining concept in 1999.

Expenses declined $69.5 million, or 14.1%, in 1999 when compared to the prior year. Expenses, as a percentage of sales, were 98.2% in 1999 compared to 97.7% in 1998 due to higher labor and overhead expenses. Expenses declined $38.1 million, or 7.2%, in 1998 when compared to the prior year. Expenses as a percentage of sales were 97.7% in both 1998 and 1997 as increases in labor were offset by lower operating expenses.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges, and litigation settlements, decreased $3.9 million and $0.8 million in 1999 and 1998, respectively, when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due as the Company's 1997 Credit Facility includes a revolving line of credit ("Line of Credit") that is available to cover any short term working capital requirements. Cash provided by operating activities declined $20.5 million in 1999 compared to 1998. The net loss of $28.8 million in 1999 resulted primarily from the noncash asset impairment charge of $18.4 million and the $14.5 million charge for litigation settlement. Cash provided from operations in 1999 was negatively affected by the decline in operating income for the Company's Shoney's Restaurants and Distribution and Manufacturing, lower depreciation and amortization and by cash required by accounts payable and accrued expenses.

Cash provided by operating activities declined by approximately $14.3 million during 1998 compared with 1997. The net loss of $107.7 million for 1998 resulted primarily from pre-tax noncash asset impairment charges of $48.4 million and noncash deferred tax asset valuation allowance charges of $52.5 million. Cash provided from operations was negatively affected by lower income from restaurant operations in 1998 when compared to 1997. The effect of the decline in income from restaurant operations was partially offset by $17.8 million of cash provided by changes in operating assets and liabilities. The net loss of $35.7 million for 1997 resulted primarily from pre-tax noncash asset impairment charges of $54.0 million.

Cash provided by investing activities in 1999 was $48.3 million. During 1999, the Company received $76.4 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property, plant and equipment additions in 1999 was $28.1 million. Cash provided by investing activities during 1998 was $6.6 million, compared to cash used by investing activities of $5.4 million in 1997. In 1998, the Company received cash proceeds of $33.2 million, primarily from the sale of closed restaurant locations and the sale of rental properties. Cash used for property, plant and equipment additions in 1998 was $28.9 million. Cash used by investing activities during 1997 totaled $5.4 million and included $40.2 million of capital expenditures and $35.2 million of cash proceeds from asset sales.

The Company is permitted capital expenditures of $35.0 million annually under its credit facility. The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 1997, the Company has closed or sold 327 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties and leasehold interests, have been sold or are being actively marketed. The Company's credit agreement requires that net proceeds from asset disposals be applied to reduce senior debt.

Cash used by financing activities was $88.2 million, $57.2 million and $66.1 million in 1999, 1998 and 1997, respectively. Financing activities in 1999 included $84.3 million of payments on senior indebtedness, $14.6 million of payments on litigation settlements and net borrowings under the Company's line of credit of $10.9 million. Of the $84.3 million of payments on senior indebtedness, $70.5 million was from the sale of property, plant and equipment, $10.1 million were scheduled payments and $3.7 million were prepayments of scheduled fiscal 2000 payments. On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility ("1997 Credit Facility") of up to $375.0 million consists of a $75.0 million Line of Credit and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in April 2002.

The proceeds from the term notes were used to retire the $281.0 million of refinanced debt and for general working capital. Also, during 1998, the Company made its last substantial payments of $15.7 million on its 1992 litigation settlement and paid debt issue costs of $12.8 million in connection with its refinancing in December 1997.

Subsequent to the refinancing, the Company has retired approximately $123.5 million of the Term A and Term B Notes and approximately $9.6 million of other indebtedness. Significant 1997 financing activities included payments to reduce debt and capital lease obligations of $39.8 million, scheduled payments of $22.6 million on the Company's 1992 litigation settlement and a net reduction in short-term borrowings of $2.1 million.

The Company's senior debt facility requires satisfaction of certain financial covenants as well as other affirmative and negative covenants which were to become more restrictive over the term of the loan. During the third quarter of 1998, management received approval from its lending group for covenant modifications for the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. On November 19, 1999, the Company received approval for covenant modifications on the senior debt facility that revised the covenant restrictions over the remaining term of the facility. The revisions were required because of lower than anticipated levels of earnings from restaurant operations.

The Company had $45.7 million and $130.8 million outstanding under the Term A Note and Term B Note, respectively, and had $10.9 million outstanding under the Line of Credit at October 31, 1999. The amounts available under the Line of Credit are reduced by letters of credit of approximately $29.1 million, resulting in available credit under the facility of approximately $35.0 million at October 31, 1999. Based on the financial covenants at October 31, 1999, before the November modifications, the Company could have drawn an additional $16.0 million under the Line of Credit and remained in compliance with its financial covenants. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit in the future could be limited. At October 31, 1999, the Company had cash and cash equivalents of approximately $11.0 million and had prepaid the next quarterly payment on the Term A Note and Term B Note of approximately $3.7 million.

On March 20, 1999, the parties to three lawsuits that had been provisionally certified as class actions (Belcher I, Belcher II and Edelen) agreed to the material terms of a global settlement of the cases. The settlement agreement, which was executed by the parties to the litigation on June 24, 1999, requires the Company to pay $18 million as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. As a result of the settlement, the Company was required to record a charge of $14.5 million in the first quarter ended February 14, 1999, which was in addition to a $3.5 million charge recorded in the fourth quarter of 1998. The Court approved the settlement agreement and entered final orders dismissing the cases on July 7, 1999 (Belcher I and Edelen) and August 20, 1999 (Belcher II). On July 14, 1999 and October 1, 1999, the Company paid $11 million and $3.5 million, respectively, into a qualified settlement fund in accordance with the Court approved settlement, utilizing funds from the Company's refunded income taxes and general working capital. The Company will fund the remaining $3.5 million utilizing an irrevocable letter of credit in the amount of $3.5 million that was issued on July 13, 1999.

Two other cases (Baum and Griffin) also have been resolved. Baum was dismissed with prejudice on March 16, 1999 and the Court of Appeals dismissed a related appeal on July 21, 1999, thereby closing out the case. The Griffin case was settled on December 13, 1999 and the Court dismissed the case with prejudice on January 3, 2000. The settlement agreement required the Company to pay $10,500.

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past seven years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance
                                      23

improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in sales and margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Shoney's Restaurants operating margins until it can increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its credit agreement, generally is not permitted to incur additional debt and is limited to annual capital expenditures of $35.0 million. The Company completed a refinancing of approximately $281.0 million of its senior debt in December 1997. The interest rates for the new debt agreement are higher than those for the debt refinanced and resulted in increased interest costs in 1998. Proceeds from asset sales have reduced the total debt outstanding and have reduced the impact of the higher interest rates. Management believes the annual capital expenditures permitted under the new credit agreement are sufficient for the execution of its business plan. The 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $138.2 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002. Further, the Company's zero coupon subordinated debentures mature in 2004. The Company plans to refinance these obligations as they become due. However, no assurance can be given that the indebtedness can be refinanced on terms satisfactory to the Company. If the Company is unable to refinance the indebtedness, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during fiscal 2000. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not be in compliance with the modified financial covenants and management could be forced to seek additional modifications to the Company's credit agreement. Management believes that additional loan covenant modifications, if required in 2000, could be obtained. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be adversely affected. The Company was in compliance with its financial covenants at the end of the fourth quarter of 1999 before the November modifications.

From 1991 until 1998, the Company had significant turnover of its senior management. In August 1997, the Company settled a shareholder proxy contest that had sought to replace the Company's Board of Directors. These changes have resulted in disruption to its business operations, increased costs for executive recruitment, relocation, salaries, and severance costs.

YEAR 2000 ISSUES AND CONTINGENCIES

     Year 2000 issues were the result of computer programs written using two rather than four digits to define the applicable year. Any computer programs or operating systems that had date-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process restaurant transactions, process orders from the Company's Distribution and Manufacturing operation, or engage in normal business activities.

     The Company conducts its business with a great degree of reliance on internally-operated software systems. The Company's primary information technology systems are 1) point of sale cash register systems 2) Distribution and Manufacturing system 3) general ledger system and 4) payroll system.

     As of January 2000, management is not aware of any significant Year 2000 issues with the Company's internally operated software systems.

     The Company does not have any material relationships with third parties that involve the transmittal of data electronically which would affect the results of operations or financial position of the Company. The Company does have material relationships with certain suppliers of food products. The Company surveyed its critical suppliers as to their Year 2000 readiness; however, the Company had no way of assuring that its major suppliers were Year 2000 compliant and was unable to estimate the effect of their noncompliance on the delivery of the necessary food products. The Company is dependent upon overseas suppliers for certain critical food products. In response to this concern, the Company, since the end of the second quarter of 1999, increased its inventory of white fish and shrimp and has maintained higher than historical inventories of these products. Management expects these inventory levels to return to more historical levels by mid-year. As of January 2000, management is not aware of any significant Year 2000 issues with critical suppliers.

     The Company also relies on numerous financial institutions for the repository of monies from the Company's restaurant locations located mainly across the southeastern United States. These funds are generally transferred nightly to the Company's main depository bank. While management was comfortable with the Company's main depository bank with respect to Year 2000 issues, there was no assurance that the many institutions with which the Company does business would be Year 2000 compliant. Such non-compliance could have had a material effect on the Company's liquidity or financial position. As of January 2000, management is not aware of any significant Year 2000 issues with its financial institutions.

     The Company relies on a number of other systems that could have been affected by Year 2000 related failures. The corporate phone system was upgraded to be Year 2000 compliant. The operating system for the corporate and regional office network required software and hardware upgrades to become Year 2000 compliant. The Company received assurance from its credit card processor that it was Year 2000 compliant. The Year 2000 issue did divert information systems resources from other projects. This diversion did not have a material effect on the Company's financial position or results of operations. As of January 2000, management is not aware of any significant Year 2000 issues with its other systems.

     The Company utilized both external and internal resources to reprogram or replace, test and implement the software needed for Year 2000 modifications. The total cost incurred for Year 2000 software related readiness was approximately $0.5 million. The hardware upgrade for the corporate and regional office network was approximately $1.2 million.

     In order to minimize the Company's Year 2000 risk, in late 1999, the Company developed contingency plans to provide backup hardware, software and electrical power for its corporate systems, accumulate payroll data manually if necessary, provide operating instructions should restaurants lose power, telephone or cash register systems and to provide additional shifts in its technical support group on December 31, 1999 and January 1, 2000.

     Management believes it had an effective program in place to resolve Year 2000 issues in a timely manner. As of January 2000, the Company cannot quantify any potential impact of any Year 2000 failures. The Company's Year 2000 program was developed to address issues that were within the Company's control. The program minimized, but did not eliminate, the issues of external parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK. The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under its 1997 Credit Facility. From time to time the Company enters into agreements to reduce its interest rate risks. The Company does not speculate on the future direction of interest rates. The Company's 1997 Credit Facility bears interest at rates which vary with changes in the London Interbank Offered Rate (LIBOR) and the prime rate. As of October 31, 1999, $188.5 million of the Company's debt bore interest at variable rates. The Company has entered into agreements to effectively swap $100 million of the floating rate debt to fixed rate debt. In 1999 and 1998, these agreements increased the Company's interest expense by $0.7 million and $0.3 million, respectively. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the registrant and its subsidiaries, together with all Notes thereto, are set forth immediately following this page as pages 28 through 54 of this Annual Report on Form 10-K.

                        REPORT OF ERNST & YOUNG LLP
                           Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.

    We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 31, 1999 and October 25, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 31, 1999 and October 25, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Nashville, Tennessee
December 17, 1999                        /s/ ERNST & YOUNG LLP

                                   CONSOLIDATED BALANCE SHEET
                                 Shoney's, Inc. and Subsidiaries


                                                                  October 31      October 25
                                                                     1999            1998
                                                                 -------------   -------------
ASSETS
  Current assets
   Cash and cash equivalents                                     $  10,991,872   $  16,277,722
   Notes and accounts receivable, less allowance
    for doubtful accounts of $1,497,000 in 1999 and
    $1,142,000 in 1998                                               8,529,819      10,263,490
   Inventories                                                      37,638,826      37,146,297
   Refundable income taxes                                                          14,005,359
   Prepaid expenses and other current assets                         5,066,660       3,390,458
   Net current assets held for sale                                 28,340,074      69,878,238
                                                                 --------------  --------------
     Total current assets                                           90,567,251     150,961,564


  Property, plant and equipment, at lower of cost or market
   Land                                                             90,492,354     100,136,968
   Buildings                                                       197,693,950     215,112,056
   Buildings under capital leases                                   14,701,656      17,605,400
   Restaurant and other equipment                                  247,256,906     261,081,978
   Leasehold improvements                                           62,380,536      69,020,663
   Rental properties                                                16,446,432      13,848,502
   Construction in progress (estimated cost to complete:
    $950,000 in 1999 and $608,000 in 1998)                           3,797,498       1,173,215
                                                                 --------------  --------------
                                                                   632,769,332     677,978,782
   Less accumulated depreciation and amortization                 (346,639,533)   (350,673,367)
                                                                 --------------  --------------
     Net property, plant and equipment                             286,129,799     327,305,415


  Other assets
   Goodwill (net of accumulated amortization of
    $7,001,000 in 1999 and $5,465,000 in 1998)                      19,720,435      29,819,721
   Deferred charges and other intangible assets                      6,017,336      10,581,373
   Other                                                             4,170,551       4,800,760
                                                                 --------------  --------------
     Total other assets                                             29,908,322      45,201,854
                                                                 --------------  --------------
                                                                 $ 406,605,372   $ 523,468,833
                                                                 ==============  ==============

See notes to consolidated financial statements


                                      28
                                   CONSOLIDATED BALANCE SHEET
                                 Shoney's, Inc. and Subsidiaries

                                                                  October 31      October 25
                                                                     1999            1998
                                                                 -------------   -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current liabilities
    Accounts payable                                             $  28,346,517   $  37,522,186
    Taxes other than income taxes                                   10,662,326      12,354,844
    Employee compensation and related items                         30,864,741      36,176,855
    Accrued interest expense                                         3,295,724       3,799,970
    Other accrued liabilities                                       18,709,985      23,201,481
    Reserve for litigation settlement due within one year            3,872,961         372,961
    Debt and capital lease obligations due within one year          29,436,016      11,980,656
                                                                 --------------  --------------
      Total current liabilities                                    125,188,270     125,408,953


   Long-term debt                                                  345,884,820     424,966,962
   Obligations under capital leases                                 12,890,841      18,276,148
   Reserve for litigation settlement                                   158,687         226,679
   Other liabilities                                                22,774,820      24,322,829
   Self insurance reserves                                          46,845,290      49,754,433


   Commitments and contingencies


   Shareholders' deficit
    Common stock, $l par value: authorized 200,000,000 shares;
     issued 49,492,514 in 1999 and 48,694,865 in 1998               49,492,514      48,694,865
    Additional paid-in capital                                     137,674,675     137,296,111
    Accumulated deficit                                           (334,304,545)   (305,478,147)
                                                                 --------------  --------------
      Total shareholders' deficit                                 (147,137,356)   (119,487,171)
                                                                 --------------  --------------
                                                                 $ 406,605,372   $ 523,468,833
                                                                 ==============  ==============

See notes to consolidated financial statements


                                       29
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                Shoney's, Inc. and Subsidiaries


                                                                Years Ended
                                                ----------------------------------------------
                                                  October 31      October 25       October 26
                                                     1999            1998             1997
                                                ----------------------------------------------
Revenues
  Net sales                                     $  962,200,372  $1,115,634,349  $1,202,755,479
  Franchise fees                                    15,198,094      14,468,561      14,921,918
  Other income                                      21,974,464      13,259,553       9,398,968
                                                --------------- --------------- ---------------
    Total revenues                                 999,372,930   1,143,362,463   1,227,076,365

Costs and expenses
  Cost of sales
    Food and supplies                              368,610,377     434,764,523     478,673,418
    Restaurant labor                               274,511,734     308,465,116     319,367,035
    Operating expenses                             229,253,962     281,152,931     294,447,383
                                                --------------- --------------- ---------------
                                                   872,376,073   1,024,382,570   1,092,487,836

   General and administrative expenses              77,389,573      87,344,956      84,401,341
   Impairment of long-lived assets                  18,424,046      48,403,158      53,967,244
   Interest expense                                 42,158,716      48,476,518      45,015,794
   Restructuring expenses                            4,485,920      10,747,043       1,301,454
   Litigation settlement                            14,500,000       3,500,000
                                                --------------- --------------- ---------------
     Total costs and expenses                    1,029,334,328   1,222,854,245   1,277,173,669

Loss before income taxes and extraordinary
 charge                                            (29,961,398)    (79,491,782)    (50,097,304)
Provision for (benefit from) income taxes:
   Current                                             755,000     (11,291,000)     (8,076,550)
   Deferred                                         (1,890,000)     38,088,000      (6,309,912)
                                                --------------- --------------- ---------------
     Total income taxes                             (1,135,000)     26,797,000     (14,386,462)

Loss before extraordinary charge                   (28,826,398)   (106,288,782)    (35,710,842)
Extraordinary charge on early extinguishment
 of debt, net of income tax benefit                                 (1,415,138)
                                                --------------- --------------- ---------------
Net loss                                        $  (28,826,398) $ (107,703,920) $  (35,710,842)
                                                =============== =============== ===============
Earnings per common share
  Basic:
    Loss  before  extraordinary charge          $        (0.58) $        (2.18) $        (0.74)
    Extraordinary charge on early
     extinguishment of debt, net of income
     tax benefit                                                         (0.03)
                                                --------------- --------------- ---------------
Net loss                                        $        (0.58) $        (2.21) $        (0.74)
                                                =============== =============== ===============
Diluted:
   Loss before extraordinary charge             $        (0.58) $        (2.18) $        (0.74)
   Extraordinary charge on early
    extinguishment of debt, net of income
    tax benefit                                                          (0.03)
                                                --------------- --------------- ---------------
Net loss                                        $        (0.58) $        (2.21) $        (0.74)
                                                =============== =============== ===============
Weighted average shares outstanding
   Basic                                            49,339,259      48,665,685      48,539,573
   Diluted                                          49,339,259      48,665,685      48,539,573


See notes to consolidated financial statements

                                     30

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                Shoney's, Inc. and Subsidiaries

                                                                Years Ended
                                                ----------------------------------------------
                                                  October 31      October 25       October 26
                                                     1999            1998             1997
                                                ----------------------------------------------
Operating activities
  Net loss                                      $  (28,826,398) $ (107,703,920) $ (35,710,842)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                   41,162,155      49,340,252     56,464,813
    Interest expense on zero coupon
     convertible debentures and other noncash
     charges                                        16,329,932      18,508,713     15,554,981
    Deferred income taxes                           (1,890,000)     38,088,000     (6,309,912)
    Gain on disposal of property, plant and
     equipment                                     (20,230,756)     (9,417,828)    (4,843,734)
    Impairment of long-lived assets                 18,424,046      48,403,158     53,967,244
    Changes in operating assets and liabilities:
      Notes and accounts receivable                  1,834,878       1,966,717      1,799,103
      Inventories                                     (492,529)      1,236,546      5,865,217
      Prepaid expenses                              (1,676,202)      1,450,081      1,959,272
      Accounts payable                             (10,850,662)      2,524,508    (10,660,082)
      Accrued expenses                              (7,324,161)     11,240,256        621,144
      Federal and state income taxes                                 1,612,557     (3,491,062)
      Litigation settlement                         14,500,000       3,500,000
      Refundable income taxes                       14,005,359      (9,928,809)    (4,076,550)
      Deferred income and other liabilities           (444,616)      4,243,692     (1,802,652)
                                                --------------- --------------- --------------
      Net cash provided by operating activities     34,521,046      55,063,923     69,336,940

Investing activities
  Purchases of property, plant and equipment       (28,134,832)    (28,935,977)   (40,205,993)
  Proceeds from disposal of property, plant
   and equipment                                    76,401,965      33,236,036     35,220,651
  (Increase) decrease in other assets                   76,718       2,251,102       (409,322)
                                                --------------- --------------- --------------
      Net cash provided by (used in) investing
       activities                                   48,343,851       6,551,161     (5,394,664)

Financing activities
  Proceeds of long-term debt                                       300,533,143        484,390
  Payments on long-term debt and capital
   lease obligations                               (84,289,662)   (329,304,224)   (39,829,540)
  Proceeds from line of credit and short
   term debt                                        51,868,000      16,399,000    192,535,000
  Payments on line of credit and short term
   debt                                            (40,981,000)    (16,399,000)  (194,667,000)
  Exercise of employee stock options                                    39,495        155,717
  Payments on litigation settlements               (14,567,992)    (15,705,329)   (22,582,554)
  Payments for debt issue costs                       (180,093)    (12,751,670)    (2,155,948)
                                                --------------- --------------- --------------
     Net cash used by financing activities         (88,150,747)    (57,188,585)   (66,059,935)

  Increase (decrease) in cash and cash
   equivalents                                      (5,285,850)      4,426,499     (2,117,659)
  Cash and cash equivalents at beginning of
   year                                             16,277,722      11,851,223     13,968,882
                                                --------------- --------------- --------------

Cash and cash equivalents at end of year        $   10,991,872  $   16,277,722  $  11,851,223
                                                =============== =============== ==============


See notes to consolidated financial statements


                                      31
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 Shoney's, Inc. and Subsidiaries

                                                              Other                          Total
                                              Additional   Accumulated                   Shareholders'
                                  Common       Paid-in    Comprehensive    Accumulated      Equity
                                  Stock        Capital    Income (Loss)      Deficit       (Deficit)
                              ------------------------------------------------------------------------

Balances at October 27,1996   $ 48,458,231  $ 113,889,253  $ 243,481    $ (162,063,385) $      527,580

Net loss                                                                   (35,710,842)    (35,710,842)
  Change in unrealized gain
   on securities available
   for sale                                                 (243,481)                         (243,481)
                                                                                        ---------------
Comprehensive loss                                                                         (35,954,323)

Issuance of common shares
 pursuant to employee stock
 option and stock benefit
 plans                             109,878        471,014                                      580,892
Tax benefits related to
 compensation plans                                10,638                                       10,638
Reversal of deferred tax
 liability                                     22,501,840                                   22,501,840
Compensation related to
 grant of restricted shares
 of common stock                                  (11,587)                                     (11,587)
                              ------------  -------------- ----------   --------------- ---------------
Balances at October 26,1997     48,568,109    136,861,158          0      (197,774,227)    (12,344,960)

Net loss                                                                  (107,703,920)   (107,703,920)
Tax benefits related to
 compensation plans                                 1,078                                        1,078
Issuance of common shares
 pursuant to employee stock
 option and stock benefit
  plans                            126,756        201,754                                      328,510
Compensation related to
 grant of restricted shares
 of common stock                                  232,121                                      232,121
                              ------------  -------------- ----------   --------------- ---------------
Balances at October 25,1998     48,694,865    137,296,111          0      (305,478,147)   (119,487,171)

Net loss                                                                   (28,826,398)    (28,826,398)
Issuance of common shares
 for employee and director
 compensation                      543,242        264,522                                      807,764
Issuance of common shares
 pursuant to employee stock
 benefit plans                     189,407         32,896                                      222,303
Compensation related to grant
 of restricted shares of
 common stock                       65,000         81,146                                      146,146
                              ------------  -------------- ----------   --------------- ---------------

Balances at October 31,1999   $ 49,492,514  $ 137,674,675  $       0    $ (334,304,545) $ (147,137,356)
                              ============  =============  =========    =============== ===============



See notes to consolidated financial statements


                                      32
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Shoney's, Inc. and Subsidiaries
        October 31, 1999, October 25, 1998 and October 26, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements to conform to the 1999 basis of presentation.

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

GAINS ON ASSET SALES -- Gains on asset sales that include real estate owned by the Company are recognized in accordance with Statement of Financial Accounting Standards No, 66, "Accounting for Sales of Real Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20 percent of the sales price. For restaurant sale transactions that do not include real estate owned by the Company, gains are recognized at the time of sale, if the collection of the sale price is reasonably assured.

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

REVENUE RECOGNITION - Restaurant revenues are recognized when food and service are rendered. Revenue for Distribution and Manufacturing sales are recognized when products are shipped. Initial franchise fees and market development fees are recorded as revenues when the restaurants begin operations and the cash payment has been received. Franchise fees based on sales of franchisees are accrued as earned.

INVENTORIES -- Inventories, consisting of food items, beverages and supplies, are stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

PRE-OPENING COSTS -- Pre-opening costs including direct incremental costs relating to opening new restaurants, such as training costs for new employees and related travel expenses incurred before a new restaurant opens. These costs are capitalized and then amortized over a period not to exceed one year.

MARKETABLE SECURITIES - The Company's marketable securities were categorized as available for sale securities, as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Unrealized gains and losses were reflected as a net amount in a separate component of shareholders' equity (deficit) until realized. The Company used the average cost method for purposes of determining realized gains and losses on the sale of investment securities.

ADVERTISING COSTS -- The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $32.8 million, $43.7 million, and $45.0 million in 1999, 1998 and 1997, respectively.

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

FISCAL YEAR -- The Company's fiscal year ends on the last Sunday in October. Fiscal 1999 included 53 weeks compared to fiscal years 1998 and 1997 that were comprised of 52 weeks each.

BUSINESS SEGMENTS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating Segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company on October 31, 1999.

SFAS 131 requires the Company to provide disclosures regarding its segments, which it has not previously been required to provide. The disclosures include certain financial and qualitative data about the Company's operating segments.

STOCK-BASED COMPENSATION -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the Company generally grants stock under its stock-based compensation plans at an exercise price equal to the fair value of the shares at the date of grant, no material compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation" ("SFAS 123"), (see Note 8).

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-term debt: The carrying amounts of the Company's borrowings under its Senior Debt-Line of Credit, and Senior Debt Term A and Term B Notes which have variable interest rates approximate their fair value. The fair values of the Company's subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures were determined based on quoted market prices. The fair value of other long-term debt, industrial revenue bonds and notes payable was estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined based on quoted market prices (see Note 7).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Effective October 26, 1998, the Company adopted SFAS 130. The adoption had no impact on the Company's results in 1999 and 1998 because the Company had no items of comprehensive income in those years. In 1997, comprehensive loss differed from net loss due to a realized gain on securities available for sale.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which supersedes Statement of Financial Accounting Standards No.14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating Segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

The Company adopted SFAS 131 effective October 31, 1999 and appropriately restated prior year disclosures. SFAS 131 requires the Company to provide disclosures regarding its segments which it has not previously been required to provide. The disclosures include certain financial and qualitative data about its operating segments. Management is unable at this time to assess whether adding this disclosure will have a material effect upon a reader's assessment of the financial performance and the financial condition of the Company.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Company adopted this statement on the first day of fiscal 1999 and management does not anticipate that the adoption of SOP 98-1 will have a material effect on the results of operations or financial position of the Company.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

CONCENTRATION OF RISKS AND USE OF ESTIMATES -- As of October 31, 1999, the Company operated and franchised a chain of 1,106 restaurants in 28 states, which consists of three restaurant divisions: Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two restaurant concepts). The majority of the Company's restaurants are located in the southeastern United States. The Company also operates a Distribution and Manufacturing business that supplies food and supplies to Company and certain franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. Additionally, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or non-performance would materially affect the Company's results of operations.

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

The TPI acquisition was accounted for as a purchase and the results of TPI's operations have been included in the Company's Consolidated Financial Statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which was originally being amortized on a straight line basis over 20 years. Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining life of 10 years. The change in estimate resulted in $1.2 million of additional amortization in 1999. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $4.0 million in 1999, $13.1 million in 1998 and $7.0 million in 1997.

As of October 31, 1999, of the properties acquired in the TPI transaction, the Company has closed 110 under-performing Shoney's Restaurants, 11 under-performing Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. In addition, 17 of the acquired Shoney's Restaurants were sold to franchisees. Twenty-eight of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21.0 million.

Approximately $1.9 million was charged to this liability in 1999, including approximately $1.7 million in cost to exit restaurants acquired and $0.2 million in lease payments associated with the former TPI corporate headquarters. Also during 1999, the Company revised its estimate of previously accrued liabilities assumed in purchase accounting by $2.0 million. The change in estimate is the result of assigning or terminating certain leases on terms more favorable to the Company than originally estimated. The reduction in liabilities assumed in purchase accounting reduced goodwill.

During 1998, approximately $2.3 million in costs were charged to this liability, including approximately $1.6 million to exit restaurants acquired, and $0.7 million in lease payments associated with the former TPI corporate headquarters. During 1997, approximately $4.5 million in costs were charged to this liability, including approximately $1.9 million to exit restaurants acquired, and $2.6 million in severance costs and lease payments associated with the former TPI corporate headquarters. Approximately $7.8 million of exit costs related to the TPI acquisitions remain accrued at October 31, 1999.

The Company made no acquisitions of restaurants during 1999 or 1998. The Company acquired four franchised restaurants during 1997, each of which was accounted for as a purchase, for an aggregate purchase price of $3.6 million.

The Consolidated Financial Statements reflect the results of operations of each restaurant acquired since the date of acquisition. Pro forma results of operations with respect to restaurants acquired in 1997 have not been presented because the effect of these acquisitions was not material.

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), at the beginning of the first quarter of 1997. Based on a review of the Company's restaurants which had incurred operating losses or negative cash flows during fiscal 1996 and a review of the cash flows from individual properties rented to others ("rental properties"), the Company determined that certain of its restaurant assets and rental properties were impaired and recorded a loss to write them down to their estimated fair values. The charge related to the initial adoption of SFAS 121 in the first quarter of 1997 was $17.6 million. The Company's initial asset impairment analysis did not include any of the restaurants acquired from TPI in 1996. The Company recorded an additional asset impairment charge of $36.4 million in the fourth quarter of 1997 as a result of additional analysis by management and a full year's operating results from the restaurants acquired from TPI. Of the $54.0 million of asset impairment charges in 1997, $37.3 million related to assets held and used in the Company's operations and $16.6 million related to assets held for sale. Of the $37.3 million relating to assets held and used in the Company's operations, $23.6 million related to the Shoney's division, $4.6 million related to Captain D's, $5.5 million related to Casual Dining and $3.6 million related to rental and other properties.

During the first quarter of 1998, the Company recorded an additional impairment charge of $2.6 million. Based on the continued decline in operating performance of the Company's restaurant operations during 1998, particularly the Shoney's Restaurants division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $45.8 million during the third quarter of 1998. Approximately $42.9 million of the third quarter 1998 asset impairment charge related to assets held and used in the Company's operations and approximately $2.9 million related to assets held for disposal. Of the $42.9 million relating to assets held and used in the Company's operations, $42.7 millions related to the Shoney's Restaurant division.

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

At October 31, 1999, the carrying value of the 58 properties to be disposed of was $28.3 million and is reflected on the consolidated balance sheet as net assets held for sale. Assets held for sale are included in Corporate and other for certain segment financial information disclosed in Note 16 to the Consolidated Financial Statements. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 4- RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the consolidated statement of operations in the restructuring expense caption. The Company accrued $1.3 million in exit costs during 1997 associated with leasehold obligations on leased units that were closed during the year. The Company recorded approximately $10.7 million in exit costs during 1998, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. During the third quarter of 1999, the Company recorded approximately $0.4 million in severance and related costs pertaining to the planned closure of its distribution center in Macon, Georgia. The Company recorded an additional $5.7 million of exit costs in the fourth quarter of 1999 as a result of 76 additional restaurant closures. The Company charged approximately $3.5 million and $1.0 million against these exit costs reserves in 1999 and 1998, respectively. In addition, during 1999, the Company revised its estimate of previously accrued exit costs downward by $1.6 million. The change in estimate is the result of assigning certain leases on terms more favorable to the Company than originally estimated. Approximately $12.0 million of accrued exit costs remain at October 31, 1999.

During 1997 and 1998, the Company closed 75 and 104 under-performing restaurants, respectively. Thirty-seven additional under-performing restaurants were closed during the first quarter of 1999 and ten restaurants were sold to franchisees. Sixteen restaurants were closed during the second quarter and one previously closed restaurant was reopened. An additional 76 under-performing restaurants were closed in the fourth quarter of 1999, nine restaurants were sold to franchisees and one Captain D's was opened. Below are sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges, and litigation settlements, for the restaurants closed or sold in each of the last three years.

                                  1999                     1998                     1997

                                        EBIT as                  EBIT as                  EBIT as
($ in thousands)            Sales       defined      Sales       defined      Sales       defined
                           ---------------------    ----------------------   ---------------------
Stores closed during 1997  $      -   $    (294)    $       -   $    (756)   $  26,048   $ (4,840)
Stores closed during 1998         -      (1,655)       70,376      (8,413)     105,041     (5,272)
Stores closed or disposed
  of during the first two
  quarters of 1999           14,629      (1,686)       78,524      (2,079)      83,219        199
Stores closed or disposed
  of during the fourth
  quarter of 1999            82,493      (8,351)       95,022      (3,943)     100,476        (31)
                           -----------------------------------------------------------------------
Total                      $ 97,122   $ (11,986)    $ 243,922   $ (15,191)   $ 314,784   $ (9,944)
                           =======================================================================

NOTE 5 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of approximately $0.2 million, $12.8 million, and $2.2 million relating to various financings during 1999, 1998 and

1997, respectively, have been paid and deferred. Amortization of debt issue costs during 1999, 1998 and 1997 was approximately $4.6 million, $4.1 million, and $3.4 million, respectively. Debt issue costs of $1.1 million were incurred during the fourth quarter of 1997 to obtain various waivers of payments and financial covenants to facilitate the Company's refinancing and were deferred at October 26, 1997. These debt issue costs were charged to interest expense during 1998.

The Company had unamortized debt issue costs deferred at October 26, 1997 totaling $2.2 million related to debt refinanced on December 2, 1997, which resulted in an extraordinary loss, net of tax, totaling approximately $1.4 million (or $0.03 per share) in the first quarter of 1998.

NOTE 6 - INCOME TAXES

The components of the Company's deferred tax assets and liabilities as of October 31, 1999 and October 25, 1998 are as follows:

                                                       1999             1998
                                                       ----             ----
Deferred tax assets:
   Reserve for lawsuit settlement                 $  1,428,355      $  1,454,362
   Reserve for self insurance                       17,908,048        23,344,229
   Reserve for restructuring and closed stores       7,376,846         8,430,906
   Amortization of intangibles                       2,409,639         4,269,359
   Net operating loss, contribution and tax
     credit carryforwards                           39,673,959        19,280,458
   Book over tax depreciation                                0         2,298,495
   Other - net                                       1,712,412         4,069,134
                                                  -------------     -------------
   Deferred tax assets                              70,509,259        63,146,943
   Less valuation allowance                        (68,942,469)      (63,146,943)
                                                  -------------     -------------
   Net deferred tax assets                           1,566,790                 0

Deferred tax liabilities:
   Tax over book depreciation                        1,566,790                 0
                                                  -------------     -------------
   Deferred tax liabilities                          1,566,790                 0
                                                  -------------     -------------
Total net deferred tax asset                      $          0      $          0
                                                  =============     =============

At October 31, 1999, the Company had net operating loss (NOL) and contribution carryforwards of approximately $23.1 million and $0.1 million, respectively, which expire during the years 2000 through 2010. The Company also had targeted jobs and tip credit carryforwards of approximately $4.6 million which expire during the years 2002 through 2010 and alternative minimum tax credit carryforwards of $0.9 million which have no expiration. These carryforward items were acquired in the acquisition of TPI. The utilization of these carryforwards is subject to limitations imposed by the Internal Revenue Code. In addition, the Company generated an NOL of approximately $44.4 million and targeted jobs and tip credits of approximately $1.8 million during 1999 which will be carried forward to offset future years' taxable income. In addition, the Company has state net operating loss carryforwards of approximately $173.4 million which expire from 2001 to 2016.

During the third quarter of 1998, the Company recorded a deferred tax asset valuation adjustment of $51.3 million. The deferred tax asset valuation adjustment is in accordance with SFAS 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. The Company considered these criteria in connection with the asset impairment charges recorded in the third quarter of 1998 and, accordingly, increased the deferred tax asset valuation allowance. The Company recorded an additional $1.2 million valuation allowance in the fourth quarter of 1998.

In the fourth quarter of 1999, an adjustment was made to the TPI purchase price allocation. As a result, deferred tax assets related to the TPI acquisition were reduced by $1.9 million, and the valuation allowance related to the TPI deferred tax assets was also reduced by $1.9 million, resulting in a decrease in income tax expense. The total deferred tax asset valuation allowance at October 31, 1999 was $68.9 million and increased $5.8 million during 1999. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.


                                    39
The components of the provision for (benefit from) income taxes are as follows:


                                                1999             1998              1997
                                                ----             ----              ----
Current:
   FederaL                                   $          0    $ (14,892,000)   $  (8,076,000)
   State                                          755,000        2,795,000                0
                                             -------------   --------------   --------------
                                                  755,000      (12,097,000)      (8,076,000)
                                             -------------   --------------   --------------
Deferred:
   Federal                                       (821,000)      38,996,000       (3,384,000)
   State                                       (1,069,000)        (908,000)      (2,926,000)
                                             -------------   --------------   --------------
                                               (1,890,000)      38,088,000       (6,310,000)
                                             -------------   --------------   --------------
Total income tax provision (benefit)         $ (1,135,000)   $  25,991,000    $ (14,386,000)
                                             =============   ==============   ==============


The income statement classification of the provision for (benefit from) income taxes is as follows:


                                                1999             1998              1997
                                                ----             ----              ----
Income tax provision (benefit)
  attributable to continuing operations     $ (1,135,000)    $  26,797,000    $ (14,386,000)
Extraordinary charge on early
  extinguishment of debt                                          (806,000)
                                            -------------    --------------   --------------
Total income tax provision (benefit)        $ (1,135,000)    $  25,991,000    $ (14,386,000)
                                            =============    ==============   ==============


A reconciliation of the difference between total income tax provision (benefit) and the amount computed using the statutory federal income tax rate is as follows:


                                                1999             1998              1997
                                                ----             ----              ----
Statutory federal income tax rate                      35%               35%              35%
   Federal income taxes (benefit) based
    on the statutory tax rate               $ (10,486,489)    $ (28,599,522)   $ (17,534,056)
State and local income taxes, net of
 federal tax benefit                           (1,961,864)       (3,882,840)      (1,883,836)
Targeted jobs and tip credits                  (1,175,886)         (963,706)      (1,011,929)
Goodwill amortization and impairment
 write-down                                     2,391,232         5,056,781        3,218,100
Change in valuation allowance                   5,795,526        52,538,000        5,860,309
Reversal of income tax reserves                                                   (4,000,000)
Other                                           4,302,481         1,842,287          965,412
                                            --------------    --------------   --------------
Total income tax provision (benefit)        $  (1,135,000)    $  25,991,000    $ (14,386,000)
                                            ==============    =============    ==============


The Company made income tax payments, (net of refunds), of approximately ($19.6 million), ($3.1 million) and $0.2 million during 1999, 1998 and 1997, respectively.


                                         40

NOTE 7 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 31, 1999 and October 25, 1998 consisted of the following:

                                                          1999             1998
                                                          ----             ----
Senior debt - Line of Credit                          $  10,887,000       $          --
Senior debt - Term A Note                                45,672,524          77,387,946
Senior debt - Term B Note                               130,800,859         181,113,692
Subordinated zero coupon debentures, due April 2004     122,520,712         112,580,014
Subordinated convertible debentures, 8.25% due
 July 2002, (net of discount of $3,254,600 in 1998
 and $2,505,281 in 1999)                                 49,057,719          48,308,400
Industrial revenue bonds, due in varying annual
 installments to May 2006 collateralized by land,
 buildings, equipment and restricted cash                10,315,000          10,315,000
Notes payable to others, 6.0% to 10.25%, maturing
 at varying dates to 2009 (the balance of the notes
 are fully secured by land, buildings and equipment)      4,420,602           5,267,458
                                                      -------------       -------------
                                                        373,674,416         434,972,510
Obligations under capital leases                         14,537,261          20,251,256
                                                      -------------       -------------
                                                        388,211,677         455,223,766
Less amounts due within one year                         29,436,016          11,980,656
                                                      -------------       -------------
Amounts due after one year                            $ 358,775,661       $ 443,243,110
                                                      =============       =============


SENIOR DEBT REFINANCING

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility of up to $375.0 million ("1997 Credit Facility") consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. The credit facility provides for interest on amounts outstanding under the Line of Credit, Term A Note and Term B Note based on certain defined financial ratios. At October 31, 1999, the applicable margin for amounts outstanding under the Line of Credit and Term A Note was 2.5% over Libor or 1.5% over the prime rate and the applicable margin for amounts outstanding under the Term Note B was 3.0% over Libor or 2.0% over the prime rate.

TERM NOTES

At October 31, 1999, the Company had approximately $45.7 million and $130.8 million outstanding under its Term A Note and Term B Note, respectively. During 2000, principal reductions of $15.8 million are scheduled for the Term A Note and principal reductions of $0.7 million are scheduled for the Term B Note. Of these amounts, $3.7 million was prepaid as of October 31, 1999. At October 31, 1999, the effective interest rates on the term notes were 8.4% and 8.6% for the Term A Note and Term B Note, respectively.

LINE OF CREDIT

The Company had borrowings outstanding on its $75.0 million Line of Credit at October 31, 1999 of $10.9 million. Available credit under the Line of Credit is reduced by letters of credit, which totaled $29.1 million at October 31, 1999, resulting in available credit of $35.0 million. Based on the financial covenants at October 31, 1999, before the November 1999 modifications, the Company could have drawn an additional $16.0 million under the Line of Credit and remained in compliance with its financial covenants. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit in the future could be limited. The Company pays an annual fee of 0.5% for unused available credit under the facility. At October 31, 1999, the interest rate for the Line of Credit was 9.75%.

                                       41
INTEREST RATE HEDGE PROGRAM

The 1997 Credit Facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at October 31, 1999, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% and 5.9%, respectively, plus the applicable margin and an additional $20.0 million agreement which fixes the interest rate on the covered amount of debt at 5.6% plus the applicable margin. At October 31, 1999, the estimated profit to the Company to exit the interest rate swap agreements was approximately $0.1 million. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the Consolidated Financial Statements.

LOAN COVENANTS

The Company's senior credit facility is secured by substantially all of the Company's assets. The Company's debt agreement (1) requires satisfaction of certain financial ratios and tests (which become more restrictive during the term of the credit facility); (2) imposes limitations on capital expenditures; (3) limits the Company's ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibits dividends and distributions on common stock; (5) prohibits mergers, consolidations or similar transactions; and (6) includes other affirmative and negative covenants. During the third quarter of 1998, management received approval from its lending group for covenant modifications in the fourth quarter of 1998 and the first quarter of 1999 that either maintain covenant ratios at existing levels or reduce the restrictions. The financial covenant modifications were requested because of lower than anticipated levels of sales of assets held for disposal and lower than anticipated earnings from restaurant operations. In November 1999, the Company received approval from its lending group for modifications to the 1997 Credit Facility that reduced or modified the restrictions contained in the debt agreement for the fourth quarter of 1999 and the remainder of the loan agreement. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during 2000. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not achieve compliance with the modified financial covenants and management could be forced to seek additional modifications to the Company's credit agreement. Management believes that additional loan covenant modifications, if required in 2000, could be obtained. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be adversely affected. At October 31, 1999, the Company was in compliance with all of its debt covenants before the November 1999 modifications.

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


                                     42

to its common shareholders in connection with the liquidation and dissolution of TPI. Interest on the bonds is due semi-annually in January and July.

OTHER DEBT INFORMATION

The Company's industrial revenue bonds include $9.2 million at fixed interest rates ranging from 9% to 10% and $1.1 million at a floating interest rate subject to a floor of 7.5% and a ceiling of 15.0%.

Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

                              ($ in millions)

         2000         2001         2002         2003         2004
         ----         ----         ----         ----         ----
         $ 29.4       $ 28.5       $ 193.5      $ 6.6        $ 179.5(1)

      (1) Includes accreted value of subordinated zero coupon convertible debentures at maturity.

Net interest costs of approximately $0.0 million, $0.1 million and $0.3 were capitalized as a part of building costs during 1999, 1998 and 1997, respectively. Interest paid was approximately $27.4 million, $32.6 million and $33.8 million during 1999, 1998 and 1997, respectively.

The Company has standby letters of credit of $29.1 million outstanding at October 31, 1999 which are principally utilized to support the Company's self-insurance programs. All of the outstanding letters of credit are supported by the Company's $75 million Line of Credit.

The carrying value and estimated fair value of the Company's debt are summarized in the following table:

                                                                 October 31, 1999
                                                                 ----------------
                                                                               Estimated
                                                         Carrying Value        Fair Value
                                                         --------------        ----------
Senior debt-Line of Credit                               $  10,887,000       $  10,887,000
Senior debt-Term A Note                                     45,672,524          45,672,524
Senior debt-Term B Note                                    130,800,859         130,800,859
Subordinated zero coupon convertible debentures            122,520,712          33,700,299
Subordinated convertible debentures                         49,057,719          29,648,725
Industrial revenue bonds                                    10,315,000          10,501,488
Notes payable to others                                      4,420,603           4,467,242
Interest rate swap agreements                                        0            (101,284)
                                                         -------------       --------------
   Total Debt                                            $ 373,674,417       $ 265,576,853
                                                         =============       ==============

See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.

NOTE 8 - STOCK BASED COMPENSATION

The stock option plan adopted by the Company in 1981 (the "1981 Plan"), and as subsequently amended, provided for the issuance of options to purchase 7,501,431 shares of the common stock of the Company and included 930,828 and 2,202,208 shares reserved for future grants as of October 25, 1998 and October 31, 1999, respectively. On September 9, 1996, options to purchase 615,146 shares of the Company's common stock were issued in exchange for the outstanding TPI options in connection with the Company's acquisition of the assets of TPI ("the 1996 Plan"). The 1996 Plan provided for the issuance of options to purchase 620,000 shares of which 40,433 were outstanding as of October 31, 1999.

The plans provide for the issuance of options having terms of up to 10 years and which become exercisable generally at a rate of 20% per year or as determined by the Company's Human Resources and Compensation Committee of the Board of Directors, but
                                    43

not to exceed 33 1/3% per year. Option prices may not be less than the market price on the date of grant.

The stock plan adopted by the Company in 1998 (the "1998 Stock Plan") provided for the issuance of 2,000,000 shares of the Company's common stock to employees or to non-employee Board members as stock incentives and/or other equity interests or equity-based incentives in the Company. As of October 25, 1998 and October 31, 1999, there were 2,000,000 and 1,456,758 shares, respectively, available for future issuance under the plan.

The Company has a stock option plan for directors (the "Directors Plan") under which options to purchase 200,000 shares of common stock may be granted to non-employee directors. The Directors Plan covered 195,000 shares of the common stock of the Company and included 165,000 and 160,000 shares available for future grant at October 25, 1998 and October 31, 1999, respectively. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase an additional 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted. Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and in full in the event of death or disability.

On December 9, 1997, the Company repriced 333,500 stock options that were granted between June 8, 1995 and September 2, 1997 with the exercise prices ranging from $5.375 to $10.625. The new exercise price for these options is $3.9375, which was the fair market value as of December 9, 1997. These options retained their original term and vesting schedule. Additionally, 442,889 stock options were canceled and regranted at $3.9375 on that same date. The original options were granted between November 11, 1989 and October 13, 1994 with exercise prices ranging from $13.875 to $25.51. Of these, 404,950 have a five year term and vest 20% per year after one year and fully vest after four years and eight months. The remaining 37,939 options have a ten year term and vest 20% per year after one year and fully vest after five years.

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

A summary of activity under the plans is as follows:


                                                                        Weighted-
                                                                         Average
                                                        Options       Exercise Price
                                                        -------       --------------
Outstanding at October 27, 1996                          6,073,899       $ 12.66
Issued                                                   1,077,500          9.45
Exercised                                                  (20,373)         6.14
Expired or canceled                                     (1,300,542)        15.22
                                                        -----------

Outstanding at October 26, 1997                          5,830,484         11.52
Issued                                                   4,218,634          4.64
Exercised                                                   (4,500)         3.94
Expired or canceled                                     (3,191,828)        11.20
                                                        -----------

Outstanding at October 25, 1998                          6,852,790          7.17
Issued                                                   1,391,987          2.34
Exercised                                                        0            --
Expired or canceled                                     (2,870,121)         9.76
                                                        -----------
Outstanding at October 31, 1999                          5,374,656       $  4.54
                                                        ===========


At October 31, 1999, October 25, 1998, and October 26, 1997 the number of options exercisable was 1,282,559, 941,347, and 1,194,383, respectively, and the weighted-average exercise price of those options was $6.07, $12.69, and $16.20, respectively.

                                       44
The following table summarizes information about stock options outstanding at October 31, 1999:

                                                                      Weighted-
                                                                       Average
                               Number             Weighted-           Remaining
        Range of           Outstanding at          Average           Contractual
     Exercise Prices      October 31, 1999      Exercise Price       Life (Years)
     ---------------      ----------------      --------------       ------------
     $ 1.43 - $  2.75          1,303,671             $  2.31               9.3
     $ 3.06 - $  3.94          1,239,709             $  3.61               6.0
     $ 4.06 - $  7.75          2,492,843             $  5.20               8.1
     $ 9.50 - $ 25.51            338,433             $ 11.69               5.5


The following table presents the fair value of options granted during 1999, 1998, and 1997:

                                                    1999
                               Number of       Weighted-Average     Weighted-Average
                                Options         Exercise Price         Fair Value
                               ---------       ----------------     ----------------
Where exercise price:
   Equals market price         1,391,987            $  2.34              $ 1.39
                               =========

                                                    1998
                               Number of       Weighted-Average     Weighted-Average
                                Options         Exercise Price         Fair Value
                               ---------       ----------------     ----------------
Where exercise price:
   Exceeds market price          500,000            $  6.55              $ 1.95
   Equals market price         3,718,634               4.39                2.25
                               ---------            -------              ------
                               4,218,634            $  4.64              $ 2.21
                               =========

                                                    1997
                               Number of       Weighted-Average     Weighted-Average
                                Options         Exercise Price         Fair Value
                               ---------       ----------------     ----------------
Where exercise price:
   Exceeds market price          749,000            $ 10.82              $ 3.48
   Equals market price           328,500               6.34                3.23
                               ---------            -------              ------
                               1,077,500            $  9.45              $ 3.40
                               =========

The Company also has an Employee Stock Purchase Plan under which 1,460,807 shares of the Company's common stock may be issued at October 31, 1999. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and the Company issued common shares to employees of 186,007, 98,556, and 68,685 in 1999, 1998 and 1997, respectively, and issued at $1.17,
$2.76, and $5.95 per share for the same periods, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan. The weighted-average fair value of shares purchased during 1999, 1998 and 1997 was $0.30, $0.99 and $2.10 per share, respectively.

The Company has an Employee Stock Bonus Plan under which 593,783 shares of the Company's common stock may be issued at October 31, 1999. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus equal to 25% of the market value of the shares being distributed also will be paid. A maximum of 1,000 shares may be awarded to any employee annually.

                                      45
As of October 31, 1999, grants of bonuses under this plan of 5,700 shares were outstanding. The Company has recognized compensation expense related to this plan of approximately $0, $0 and $0.1 million for 1999, 1998 and 1997, respectively.

The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:


                                         Shares        Cash Bonuses
                                         ------        ------------

         1997                             3,450           $ 6,038
         1998                             6,700           $ 5,444
         1999                             3,400           $ 1,169



On November 12, 1997, the Company's Board of Directors approved the employment agreement of the Company's President and CEO, the terms of which require an award of 120,000 restricted shares of Shoney's, Inc. common stock. Pursuant to the terms of the agreement, the employee received 40,000 shares on December 31, 1998. The remaining shares vest on December 31, 1999 (40,000); and December 31, 2000 (40,000) and are reflected in compensation expense based on the vesting schedule. In addition, upon distribution of the restricted shares, the employee receives a tax equalization bonus.

On August 3, 1998, the Company's Board of Directors approved the employment agreement of the President and COO of Shoney's Restaurants, the terms of which require an award of 75,000 restricted shares of Shoney's, Inc. common stock. Pursuant to the terms of the agreement, the employee received a distribution of 25,000 shares on August 2, 1999. The remaining shares vest on August 2, 2000 (25,000); and August 2, 2001 (25,000) and are reflected in compensation expense based on the vesting schedule. In addition, upon distribution of the restricted shares, the employee receives a tax equalization bonus.

The Company applies APB 25 and the related interpretations in accounting for its stock-based compensation plans; accordingly, the Company recognizes no compensation expense for its stock option plans or Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its stock-based compensation plans under the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997.



                                              1999      1998      1997
                                              ----      ----      ----
Risk-free interest rate                       6.42%     4.88%     5.87%
Dividend yield                                None      None      None
Volatility factor                             .487      .410      .382
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

                                        46

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's actual and pro forma net loss and loss per share are presented in the following table (in thousands, except for per share data.)


                                          1999          1998           1997
                                          ----          ----           ----
Net loss - as reported                 $ (28,826)    $ (107,704)    $ (35,711)
Net loss - pro forma                   $ (30,095)    $ (110,704)    $ (37,780)
Basic loss per share - as reported     $   (0.58)    $    (2.21)    $   (0.74)
Basic loss per share - pro forma       $   (0.61)    $    (2.27)    $   (0.78)
Diluted loss per share - as reported   $   (0.58)    $    (2.21)    $   (0.74)
Diluted loss per share - pro forma     $   (0.61)    $    (2.27)    $   (0.78)


Because SFAS 123 provides for pro forma amounts for options granted beginning in fiscal 1996, the pro forma compensation expense could increase in future years as new option grants are included in the pricing model.

NOTE 9 - LEASES

The Company has noncancellable lease agreements for certain restaurant land and buildings. Substantially all lease agreements may be renewed for periods ranging from five to fifteen years, and provide for contingent rentals based on percentages of net sales (generally 3% to 6%) against which minimum rentals are applied.

Buildings under capital leases of $14.7 million at October 31, 1999 and $17.6 million at October 25, 1998 and accumulated amortization of $10.8 million and $11.1 million at October 31, 1999 and October 25, 1998, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

At October 31, 1999, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:


                               Capital        Operating       Sublease
                               Leases          Leases         Amounts           Total
                               -------        ---------       --------          -----
2000                         $  3,176,702    $ 12,042,980    $ (1,734,373)   $ 13,485,309
2001                            3,013,574      10,915,945      (1,410,660)     12,518,859
2002                            2,890,957       9,833,451      (1,200,968)     11,523,440
2003                            2,609,022       8,428,985      (1,054,293)      9,983,714
2004                            2,555,744       6,497,030        (875,454)      8,177,320
Thereafter                      7,678,183      22,522,863      (3,064,431)     27,136,615
                             -------------   ------------    -------------   -------------
Total minimum rentals        $ 21,924,182    $ 70,241,254    $ (9,340,179)   $ 82,825,257
                             =============   ============    =============   ============
Amount representing
 interest                      (7,386,921)
                             -------------
Present value of net
 minimum rentals             $ 14,537,261
                             =============



                                       47

Contingent rental expense relating to the land and building portion of capital leases was $1.0 million, $1.2 million and $1.3 million in 1999, 1998 and 1997, respectively.

Total rental expense for all operating leases not capitalized is as follows:

                                          1999            1998           1997
                                          ----            ----           ----
Minimum rentals                       $  6,831,304    $  8,749,142   $ 11,905,514
Contingent rentals                         965,348       1,416,702      1,609,439
                                      -------------   -------------  -------------
   Subtotal                              7,796,652      10,165,844     13,514,953
Sublease rentals                        (1,219,595)     (1,234,546)    (1,092,823)
                                      -------------   -------------  -------------
   Total                              $  6,577,057    $  8,931,298   $ 12,422,130
                                      =============   =============  =============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS - In connection with the sale of Mike Rose Foods, Inc. ("MRF") in 1995, the Company has committed to certain minimum purchase obligations with respect to food products supplied by MRF. Under the terms of the sales agreement, the Company entered into a five year supply agreement under which MRF will continue to be the supplier, for all Company-owned restaurants, of salad dressings, mayonnaise, sauces, condiments, breadings, and a variety of food products. The supply agreement contains minimum purchase commitments generally equal to the actual quantities of various products the Company purchased from MRF during 1994 for Company-owned restaurants, which was approximately $14.5 million. The contract includes certain price adjustments for changes in commodity prices which will cause the actual amount of annual purchases to change over time. Actual purchases from MRF by the Company during 1999 were approximately $22.9 million. The Company's purchases are expected to exceed the minimum purchase volume required under the supply agreement for the foreseeable future.

SEVERANCE AGREEMENTS - The Company has employment agreements with two executive officers that provide severance pay under certain circumstances. The contracts expire at dates between December 2000 and August 2001. One of the agreements provides for an automatic two year extension of the term in the event of a change in control. The maximum contingent liability under these employment agreements is $2.3 million.

On July 15, 1997, a committee of the Board of Directors of the Company authorized the execution of Management Retention Agreements with certain officers of the Company to assist in the retention of key management personnel. The agreement, which covers 14 officers, provides for payment of between one and two years of base salary in the event that the executives were terminated without good cause or if the executives resigned for "good reason" (as defined in the agreements) within a one year period following a change in control of the Company. The Company's total contingent liability with respect to these agreements is approximately $2.8 million. The Company's policy for officers not party to the Management Retention Agreements is to provide severance benefits of up to twelve months salary for such officers in the event they are terminated without cause.

LEASEHOLD INTERESTS ASSIGNED TO OTHERS - The Company has assigned to third parties its leasehold interest with respect to approximately thirty-four (34) properties on which the Company remains contingently liable to the landlord for the performance of all obligations in the event that the assignee does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases to be approximately $12.4 million.

PROPERTY SUBLET TO OTHERS - The Company subleases approximately 50 properties to others. In general, the Company remains liable for the leasehold obligation in the event that these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these sublet properties to be approximately $8.3 million.

LITIGATION - See Note 12.

                                       48
NOTE 11 - SETTLEMENT OF DISCRIMINATION LAWSUIT

In January 1993, court approval was granted to a class action consent decree settling certain employment litigation against the Company and its former chairman. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts from February 4, 1988 through April 19, 1991. Under the consent decree, the Company agreed to pay $105.0 million to settle these claims. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorney's fees and an estimated $4.0 million in payroll taxes (which was subsequently reduced to $2.3 million) as well as certain administrative costs. Substantially all of the payments were made as of March 1, 1998. Under the terms of the consent decree, the remaining payments are made on a monthly basis, without interest. Remaining payment obligations under the consent decree for the next three years and four months are approximately $0.2 million.

NOTE 12 - LITIGATION

Belcher I

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. The Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant restaurant managers who were employed by the Company's Shoney's Restaurants during the three years prior to filing of the suit. On December 21, 1998, the Court granted plaintiffs' motion for partial summary judgment on liability, and set the case for a trial on damages to commence on June 1, 1999. On January 21, 1999, the Court denied the Company's motion to reconsider or certify the order for interlocutory appeal.


As a result of the Court's ruling on liability, the Company recorded a charge of $3.5 million in the fourth quarter of fiscal 1998. On January 21, 1999, the Court also ordered the parties to mediate in an attempt to determine whether this case, Belcher II and Edelen (discussed below) could be resolved through settlement.

On March 20, 1999, the parties agreed to the material terms of a global settlement of Belcher I, Belcher II and Edelen. Under the agreement, in exchange for the dismissal of the three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases, the Company agreed to pay $18 million in three installments as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. The settlement required the Company to record an additional charge of $14.5 million for the first quarter ended February 14, 1999 (in addition to the $3.5 million previously recorded in the fourth quarter of fiscal 1998). On July 7, 1999, the Court entered final judgment approving the settlement and dismissing with prejudice the Belcher I action against the Company. In accordance with the approved settlement of Belcher I, Belcher II, and Edelen, the Company paid $11 million and $3.5 million into a qualified settlement fund on July 14, 1999 and October 1, 1999, respectively.

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

As noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Edelen. On July 7, 1999, the Court entered an order preliminarily approving the settlement with respect to the Belcher II plaintiffs. On August 20, 1999, the Court entered an order for final judgment approving the settlement and dismissing with prejudice the Belcher II action against the Company.

                                    49
Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I. On March 28, 1998, the Court granted provisional class status and directed notice be sent to all former and current salaried general managers and assistant managers who were employed at the Company's Captain D's concept restaurants during the three years prior to the filing of the suit.

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

On April 9, 1999, plaintiff moved for collective action certification, which the Company opposed. The Court denied, without prejudice, plaintiff's motion to proceed on a collective action basis. On December 13, 1999, the parties agreed to a settlement in this case which required the Company to pay $10,500.

Wilkinson

On December 20, 1996, a jury in Wyandotte County, Kansas returned a verdict against the Company in the case of "Wilkinson v. Shoney's, Inc." for approximately $0.5 million on a malicious prosecution and a wrongful discharge claim which was based on the Company's unsuccessful challenge to plaintiff's application for unemployment benefits after he was terminated. The jury also found the Company liable for punitive damages on the malicious prosecution claim in an amount to be set by the trial Court. Although the trial Court judge stated that she did not find sufficient evidence to support punitive damages, the trial judge overruled the Company's motion for judgment as a matter of law and set punitive damages in the amount of $0.8 million. The Company has appealed the total judgment of approximately $1.3 million. Management believes it has substantial defenses to the claims made and that the Company will likely prevail on appeal. Accordingly, no provision for any potential liability has been made in the Consolidated Financial Statements.

In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the operating results or the financial position of the Company (see
Note 10).


NOTE 13 - RETIREMENT PLAN

The Company established the Shoney's, Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1996. The Plan covers all employees who meet certain age and minimum service hour requirements. The Company matches employee contributions at 25%, up to a maximum of 4% of the participants' base pay. Total expense recognized by the Company under the Plan was approximately $0.3 million, $0.3 million and $0.3 million for 1999, 1998 and 1997, respectively.

NOTE 14 - EARNINGS PER SHARE

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

The table below presents the computation of basic and diluted loss per share:

                                         1999              1998              1997
                                         ----              ----              ----
Numerator:
Loss before extraordinary
 loss - numerator for Basic EPS      $ (28,826,398)   $ (106,288,782)   $ (35,710,842)
Loss before extraordinary loss
 after assumed conversion of
 debentures - numerator for
 Diluted EPS                         $ (28,826,398)   $ (106,288,782)   $ (35,710,842)
Denominator:
Weighted-average shares outstanding -
 Denominator for Basic EPS              49,339,259        48,665,685       48,539,573
Dilutive potential shares -
  denominator for Diluted EPS           49,339,259        48,665,685       48,539,573
                                     ==============   ===============   ==============
Basic EPS loss                       $       (0.58)   $        (2.18)   $       (0.74)
                                     ==============   ===============   ==============
Diluted EPS loss                     $       (0.58)   $        (2.18)   $       (0.74)
                                     ==============   ===============   ==============

As of October 31, 1999, the Company had outstanding 5,374,656 options to purchase shares at prices ranging from $1.43 to $25.51. In addition to options to purchase shares, the Company had approximately 130,000 common shares reserved for future distribution pursuant to certain employment agreements, and 5,700 common shares reserved for future distribution under its stock bonus plan. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of October 31, 1999, the Company had reserved 5,205,632 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The Company reported a net loss for 1999 and 1998; therefore, the effect of considering these potentially dilutive securities would have been anti-dilutive.

NOTE 15 - SHAREHOLDER RIGHTS PLAN

The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors. The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per four shares of common stock) shares of common stock at an exercise price of $60.00 per Right. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% or more of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 30% or more of the outstanding common stock. Upon such an event, the

                                        51
Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2004. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

NOTE 16 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in four industry segments, three of which are restaurant concepts. The restaurant concepts are Shoney's, Captain D's, and Casual Dining. The remaining segment is Distribution and Manufacturing. Distribution and Manufacturing includes the Company's three distribution centers and a food processing facility that provides food and supplies items to Company-owned restaurants, certain franchised restaurants and other customers. The Company's corporate and other income and expenses consist primarily of corporate headquarters costs, gains from the sale of property, plant, and equipment, rental and interest income and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Intersegment revenues consist of food and supplies sales by Distribution and Manufacturing to Company-owned restaurants.


Revenue                                                      Years Ended
                                          --------------------------------------------------
                                            October 31,       October 25,       October 26,
(In Thousands)                                 1999              1998              1997
                                          --------------------------------------------------
Shoney's Restaurants                       $   500,041       $   638,940       $   705,772
Franchise fees                                   9,623             9,189             9,658
                                           -----------       -----------       -----------
  Total Shoney's                               509,664           648,129           715,430
Captain D's restaurants                        316,996           305,180           295,380
Franchise fees                                   5,494             5,227             5,178
                                           -----------       -----------       -----------
  Total Captain D's                            322,490           310,407           300,558
Pargo's restaurants                             22,973            30,454            36,936
Fifth Quarter restaurants                        8,078            13,137            15,596
Barbwire's restaurants                                                               7,385
                                           -----------       -----------       -----------
  Total Casual Dining                           31,051            43,591            59,917
Distribution and Manufacturing                 430,294           503,687           542,576
Corporate and other                             26,910            18,100            13,305
                                           -----------       -----------       -----------
  Total revenue for reportable segments      1,320,409         1,523,914         1,631,786
Elimination of Intersegment revenue            321,036           380,552           404,710
                                           -----------       -----------       -----------
Total consolidated revenue                 $   999,373       $ 1,143,362       $ 1,227,076
                                           ===========       ===========       ===========

EBIT as defined                                              Years Ended
                                          --------------------------------------------------
                                            October 31,       October 25,       October 26,
(In Thousands)                                 1999              1998              1997
                                          --------------------------------------------------
Shoney's                                   $    10,340       $    14,606      $      36,056
Captain D's                                     38,361            32,501             31,287
Casual Dining                                       19            (1,168)               844
Distribution and Manufacturing                   7,919            11,832             12,601
Corporate and other                             (7,031)          (26,136)           (30,601)
                                           ------------      ------------     --------------
Total EBIT as defined for reportable
 segments                                       49,608            31,635             50,187

Other Charges:
  Interest Expense                              42,159            48,477             45,016
  Asset impairment charges                      18,424            48,403             53,967
  Litigation settlements                        14,500             3,500
  Restructuring charges                          4,486            10,747              1,301
                                           ------------      ------------     --------------
Consolidated loss before
 income taxes and extraordinary item       $   (29,961)      $   (79,492)     $     (50,097)
                                           ============      ============     ==============

Depreciation and amortization
(In Thousands)
Shoney's                                   $     20,952      $    27,505      $      31,159
Captain D's                                      11,196           11,688             12,393
Casual Dining                                     1,185            1,470              2,743
Distribution and Manufacturing                    1,809            2,361              2,395
Corporate and other                               6,020            6,316              7,775
                                           -------------     ------------     --------------
Total consolidated depreciation and
 amortization                              $     41,162      $    49,340      $      56,465
                                           =============     ============     ==============

Capital expenditures
(in Thousands)
Shoney's                                   $     13,013      $    14,247      $      24,808
Captain D's                                      10,561            8,572              5,193
Casual Dining                                       699              922                352
Distribution and Manufacturing                      577            1,311                457
Corporate and other                               5,433            4,947              9,317
                                           -------------     ------------     --------------
Total consolidated capital expenditures    $     30,283      $    29,999      $      40,127
                                           =============     ============     ==============

Assets                                     October 31,        October 25,
(in Thousands)                                1999               1998
                                         --------------     --------------
Shoney's                                  $    170,250       $    220,064
Captain D's                                    107,940            110,992
Casual Dining                                   10,765             11,989
Distribution and Manufacturing                  47,425             47,610
Corporate and other (1)                         70,225            132,814
                                          -------------      -------------
   Total consolidated assets              $    406,605       $    523,469
                                          =============      =============

[FN]
   (1) Corporate and other includes assets held for sale of $28.3 million and $69.9 million in 1999 and 1998, respectively.

NOTE 17 - INVESTMENTS IN SHOLODGE

During 1997 and 1996, the Company owned common shares and (during 1996) warrants to acquire additional common stock of ShoLodge, Inc. ("ShoLodge"), a Company which had acquired the Company's Shoney's Inn motel chain in 1991. The Company disposed of its remaining investment common stock of ShoLodge during 1997. Proceeds from sales of shares of ShoLodge common stock during 1997 was $0.5 million resulting in a realized gain of $0.2 million. During 1996, the Company recorded an unrealized gain on ShoLodge common stock and warrants of $.2 million which was included as a separate component of shareholders' equity.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
          (in thousands except per share data)

                                                                                  Per Share
                                                                          ---------------------
                                               Income                         Income
                                               (Loss)                         (Loss)
                                               Before        Net              Before      Net
             No. of             Gross      Extraordinary   Income        Extraordinary  Income     Stock Market
             Weeks Revenues    Profit        Charge       (Loss)            Charge     (Loss)      High   Low
             ----- --------    ------       --------      ------           ---------   ------     ------ -----
1999
First Quarter  16  $   299,959 $  37,836  $  (15,896)(a)  $  (15,896)(a)  $  (.32)    $ (.32)    $ 3.63 $ 1.31
Second Quarter 12      240,017    32,700       5,009           5,009          .10        .10       2.94   1.81
Third Quarter  12      229,885    27,115     (17,518)(a)     (17,518)(a)     (.35)      (.35)      2.50   2.00
Fourth Quarter 13      229,512    29,346        (421)           (421)        (.01)      (.01)      2.50   1.44
               --  ----------- ---------  --------------  --------------  --------    --------
               53  $   999,373 $ 126,997  $  (28,826)     $  (28,826)     $  (.58)    $ (.58)
               ==  =========== =========  ==============  ==============  ========    ========

1998
First Quarter  16  $   339,097 $  30,263  $   (9,616)(c)  $  (11,031)(c)  $  (.20)    $ (.23)    $ 5.00 $ 3.00
Second Quarter 12      281,139    31,306      (1,396)         (1,396)        (.03)      (.03)      5.88   3.63
Third Quarter  12      277,287    34,313     (83,133)(c)     (83,133)(c)    (1.71)     (1.71)      5.06   2.75
Fourth Quarter 12      245,839    23,097     (12,144)(c)     (12,144)(c)     (.25)      (.25)      3.44   1.50
               --  ----------- ---------  --------------  --------------  --------    -------     ----- ------
               52  $ 1,143,362 $ 118,979  $ (106,289)     $ (107,704)     $ (2.18)(b) $(2.21)(b)
               ==  =========== =========  ==============  ==============  ========    ========

[FN]
  (a) The first quarter of 1999 included a litigation settlement charge of $14.5 million. The third quarter of 1999 included an asset impairment charge of $18.4 million.

  (b) Quarterly earnings per share amounts for 1998 do not sum to the earnings per share for 1998.

  (c) The first quarter of 1998 included an asset impairment charge of $2.6 million. The third quarter of 1998 included an asset impairment charge of $45.8 million and an income tax valuation allowance charge of $51.3 million. The fourth quarter of 1998 included a litigation settlement charge of $3.5 million and an income tax valuation allowance charge of $1.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. ss. 229.304.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 2000 Proxy Statement is incorporated herein by reference. See also, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

"Executive Compensation" contained in the 2000 Proxy Statement is incorporated herein by reference. The matters labeled "Human Resources and Compensation Committee Report" and "Shareholder Return Performance Graph" contained in the 2000 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

"Stock Ownership of Management and Certain Beneficial Owners" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Certain Transactions" contained in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following are included in or filed as a part of this Annual Report on Form 10-K:

    (1) Financial Statements:
         Consolidated Balance Sheet - October 31, 1999 and October 25, 1998. Consolidated Statement of Operations - Years ended October 31, 1999,
           October 25, 1998 and October 26, 1997
         Consolidated Statement of Shareholders' Equity (Deficit) - Years
           ended October 31, 1999, October 25, 1998 and October 26, 1997 Consolidated Statement of Cash Flows - Years ended October 31, 1999,
           October 25, 1998, and October 26, 1997
         Notes to Consolidated Financial Statements - Years ended October 31,
           1999, October 25, 1998 and October 26, 1997

     (2) Schedule II-Valuation and qualifying accounts and reserves, included in item 14d. All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R. ss. 229.601, as indicated on the Exhibit Index on pages 58-60 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

(d) Financial Statement Schedules -- set forth below is Schedule II - Valuation and Qualifying Accounts and Reserves.

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                  Shoney's, Inc. and Subsidiaries

                                         Charged
                          Balance at     to Costs         Charged                     Balance at
                          Beginning        and            to Other                      End of
                          of Period      Expenses         Accounts      Deductions      Period
                          ----------     --------         --------      ----------    ----------
Fiscal year ended
October 31, 1999:
Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
    doubtful accounts     $  1,142,000   $    544,000     $ 161,000(B)  $ 350,000(A)  $  1,497,000

   Valuation
    allowance for
    deferred tax
    assets                $ 63,147,000   $  5,795,000(C)  $       0     $       0     $ 68,942,000

Fiscal year ended
October 25, 1998:
Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
   doubtful accounts      $  1,596,000   $    297,000     $  70,000(B)  $ 821,000(A)  $  1,142,000

   Valuation
    allowance for
    deferred tax
    assets                $ 10,609,000   $ 52,538,000(C)  $       0     $       0     $ 63,147,000

Fiscal year ended
October 26, 1997:
Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
    doubtful accounts     $  1,504,000   $    110,000     $ 209,000(B)  $ 227,000(A)  $  1,596,000

   Valuation
    allowance for
    deferred tax
    assets                $  4,749,000   $  5,860,000(C)  $       0     $       0     $ 10,609,000

[FN]
(A)   Accounts written off.
(B)   Recoveries from accounts written off in prior year.
(C) Increased the valuation allowance for deferred tax assets which are not expected to be realized.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day January, 2000.

                                       SHONEY'S, INC.

                                       By:  /s/ V. MICHAEL PAYNE
                                            --------------------
                                        V. Michael Payne
                                        Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of January, 2000.

Signature                         Title
---------                         -----

/s/ RAYMOND D. SCHOENBAUM         Chairman of the Board and Director
-------------------------
(Raymond D. Schoenbaum)

/s/ J. MICHAEL BODNAR             Chief Executive Officer, President and
---------------------             Director
(J. Michael Bodnar)

/s/ V. MICHAEL PAYNE              Senior Vice President and Controller
--------------------              (Principal Financial and Accounting
(V. Michael Payne)                Officer)

/s/ STEPHEN E. MACADAM            Director
----------------------
(Stephen E. Macadam)

/s/ JEFFRY F. SCHOENBAUM          Director
------------------------
(Jeffry F. Schoenbaum)

/s/ WILLIAM A. SCHWARTZ           Director
-----------------------
(William A. Schwartz)

/s/ CARROLL D. SHANKS             Director
---------------------
(Carroll D. Shanks)

/s/ FELKER W. WARD, JR,           Director
-----------------------
(Felker W. Ward, Jr.)

/s/ WILLIAM M. WILSON             Director
---------------------
(William M. Wilson)

/s/ JAMES D. YANCEY               Director
-------------------
(James D. Yancey)






                               EXHIBIT INDEX

EXHIBIT                                                                              PAGE
  NO.    DOCUMENT                                                                     NO.
-------  --------                                                                    ----
3.2, 4.1 Charter of Shoney's, Inc., as amended, filed as Exhibit 4.1 to the
         Company's Registration Statement on Form S-8 (File No. 333-11715)
         filed with the Commission on September 11, 1996, and incorporated herein by this reference.

3.2, 4.2 Restated Bylaws of Shoney's, Inc., as amended.                              61

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

10.2     Shoney's, Inc. 1981 Stock Option Plan, as amended through  October
         28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on
         Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.*

10.3     Shoney's, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13  to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         October 27, 1996, and incorporated herein by this reference.*

10.4 Shoney's, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for

EXHIBIT                                                                              PAGE
  NO.    DOCUMENT                                                                     NO.
-------  --------                                                                    ----
         the fiscal year ended October 27, 1996, and incorporated herein by this reference.*

10.5 Shoney's, Inc. Employee Stock Bonus Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1993, and incorporated herein by this reference.*

10.6     Shoney's, Inc. Directors' Stock Option Plan, filed as Exhibit  4.38 to the Company's Registration Statement on Form S-8 (File No. 33-
         45076) filed with the Commission on January 14, 1992, and
         incorporated herein by this reference.*

10.7     Shoney's, Inc. 1998 Stock Plan, as amended and restated, filed as
         Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1998, and incorporated herein by this reference.

10.8 Shoney's, Inc. Director Share Compensation Arrangement adopted pursuant to the 1998 Stock Plan, filed as Exhibit 10.8 to the Company's Annual Report as Form 10-K for the fiscal year ended
         October 25, 1998, and incorporated herein by this reference.*

10.9     Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post
         Effective Amendment No. 5 to the Company's Registration Statement on
         Form S-8 (File No. 2-64257) filed with the Commission on January 25,
         1993, and incorporated herein by this reference.*

10.10    Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to  Post
         Effective Amendment No. 5 to the Company's Registration Statement on
         Form S-8 (File No. 2-64257) filed with the Commission on January 25,
         1993, and incorporated herein by this reference.*

10.11    Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49  to Post
         Effective Amendment No. 5 to the Company's Registration Statement on
         Form S-8 (File No. 2-64257) filed with the Commission on January 25,
         1993, and incorporated herein by this reference.*

10.12    Employment Agreement, dated as of November 12, 1997, between  the
         Company and J. Michael Bodnar, filed as Exhibit 10.14 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         October 26, 1997, and incorporated herein by this reference.*

10.13    Employment Agreement, dated as of August 3, 1998, between the
         Company and Stephen C. Sanders, filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended August
         2, 1998, and incorporated herein by this reference, as amended by that certain Addendum to Employment Agreement filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         February 14, 1999, and incorporated herein by this reference.*

10.14 Management Retention Agreement, dated as of July 15, 1997, between the Company and Betty J. Marshall, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August
         3, 1997, and incorporated herein by this reference.*

10.15 Management Retention Agreement, dated as of July 15, 1997, between the Company and Haney A. Long, Jr., filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended August
         3, 1997, and incorporated herein by this reference.*

10.16 Management Retention Agreement, dated as of July 15, 1997, between the Company and Robert A. Speck, filed as Exhibit 10.3 to the Company's

EXHIBIT                                                                              PAGE
  NO.    DOCUMENT                                                                     NO.
-------  --------                                                                    ----
         Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.*

10.17 Management Retention Agreement, dated as of July 15, 1997, between the Company and Ronald E. Walker, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August
         3, 1997, and incorporated herein by this reference.*

10.18 Management Retention Agreement, dated as of July 15, 1997, between the Company and F. E. McDaniel, Jr., filed as Exhibit 10.7 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended August
         3, 1997, and incorporated herein by this reference.*

10.19 Supply Agreement, dated as of November 17, 1995, between the Company and Mike Rose Foods, Inc., filed as Exhibit 10.25 to the Company's
         Annual Report on Form 10-K for the fiscal year ended October 29, 1995, and incorporated herein by this reference.

10.20    $375,000,000 Credit Agreement, dated as of November 28, 1997,  among
         Shoney's, Inc., as Borrower, NationsBank, N.A., as Administrative
         Agent for the lenders, NationsBank Montgomery Securities, Inc., as
         Syndication Agent, and various other financial institutions now or hereafter parties thereto, filed as Exhibit 10.31 to the Company's
         Annual Report on Form 10-K for the fiscal year ended October 26,
         1997, and incorporated herein by this reference, as amended by
         Amendment No. 1, dated as of June 16, 1998, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         August 2, 1998, and incorporated herein by this reference, as amended by Amendment No. 2, dated as of April 6, 1999, filed as Exhibit 10.1 to the Company's Quarterly Report as Form 10-Q for the quarter ended
         May 9, 1999, and incorporated herein by this reference, and as
         amended by Amendment No. 3, dated as of November 19, 1999.                  71

10.21 Registration Rights Agreement, dated as of December 1, 1997, by and between Shoney's, Inc. and Raymond L. Danner, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
         October 26, 1997, and incorporated herein by this reference.

21       Subsidiaries of Shoney's, Inc.                                              88

23       Consent of Ernst & Young LLP, independent auditors.                         90

27       Financial Data Schedule.                                                    92

*        Management contract or compensatory plan or agreement.
