Form 10-Q
period 2000-02-20
SHONEYS INC
filed 2000-03-22
CIK 89902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                           -------------------

                                FORM 10-Q

(Mark One)
 [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 20, 2000
                                    OR
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM        TO
                                                 ------    ------

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

     As of March 17, 2000, there were 50,515,363 shares of Shoney's, Inc. $1 par value common stock outstanding.


                                                Page 1 of 31 pages.
                                                Exhibit Index at page 30.

     The forward-looking statements included in this Form 10-Q relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A and under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                      SHONEY'S, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheet
                                (Unaudited)
                                                          February 20,        October 31,
                                                              2000               1999
                                                          ------------        -----------
ASSETS
Current assets:
  Cash and cash equivalents                               $   8,856,171       $  10,991,872
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,563,000 in 2000
     and $1,497,000 in 1999                                   9,183,221           8,529,819
  Inventories                                                46,507,328          37,638,826
  Prepaid expenses and other current assets                   3,489,155           5,066,660
  Net property, plant and equipment held for sale            20,573,788          28,340,074
                                                          --------------      --------------
     Total current assets                                    88,609,663          90,567,251


Property, plant and equipment, at lower of cost or market   632,738,595         632,769,332
Less accumulated depreciation and amortization             (353,269,727)       (346,639,533)
                                                          --------------      --------------
    Net property, plant and equipment                       279,468,868         286,129,799


Other assets:
  Goodwill (net of accumulated amortization of
     $7,669,000 in 2000 and $7,001,000 in 1999)              19,052,758          19,720,435
  Deferred charges and other intangible assets                5,782,911           6,017,336
  Other assets                                                4,037,585           4,170,551
                                                          --------------      --------------
     Total other assets                                      28,873,254          29,908,322
                                                          --------------      --------------
                                                          $ 396,951,785       $ 406,605,372
                                                          ==============      ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                        $  28,519,167       $  28,346,517
  Other accrued liabilities                                  61,670,292          63,532,776
  Reserve for litigation settlements due within one year      3,872,961           3,872,961
  Debt and capital lease obligations
      due within one year                                    29,190,256          29,436,016
                                                          --------------      --------------
     Total current liabilities                              123,252,676         125,188,270


Long-term senior debt and
   capital lease obligations                                186,024,496         187,197,230
Zero coupon subordinated convertible debentures             125,684,206         122,520,712
Subordinated convertible debentures, net of
   bond discount of $2,236,000 in 2000
   and $2,505,000 in 1999                                    49,327,102          49,057,719
Reserve for litigation settlements                              136,023             158,687

Other liabilities                                            62,497,257          69,620,110

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000;  issued 50,515,363 in 2000,
      49,492,514 in 1999                                     50,515,363          49,492,514
  Additional paid-in capital                                137,793,944         137,674,675
  Accumulated deficit                                      (338,279,282)       (334,304,545)
                                                          --------------      --------------
     Total shareholders' deficit                           (149,969,975)       (147,137,356)
                                                          --------------      --------------
                                                          $ 396,951,785       $ 406,605,372
                                                          ==============      ==============

[FN]
See notes to consolidated condensed financial statements.


                                       2


                           SHONEY'S, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statement of Operations
                                    (Unaudited)

                                                          Sixteen Weeks Ended
                                                February 20,               February 14,
                                                    2000                       1999
                                                ------------               ------------
Revenues
  Net sales                                     $ 243,567,763              $ 284,730,414
  Franchise fees                                    4,140,748                  4,299,632
  Other income                                      3,927,941                 10,928,948
                                                --------------             --------------
                                                  251,636,452                299,958,994

Costs and expenses
  Cost of sales                                   224,862,064                262,122,942
  General and administrative expenses              18,875,330                 25,281,619
  Litigation settlement                                                       14,500,000
  Interest expense                                 11,761,795                 13,950,318
                                                --------------             --------------
     Total costs and expenses                     255,499,189                315,854,879
                                                --------------             --------------

Loss before income taxes                           (3,862,737)               (15,895,885)

Provision for income taxes                            112,000
                                                --------------             --------------
Net loss                                        $  (3,974,737)             $ (15,895,885)
                                                ==============             ==============

Earnings per common share
     Basic
        Net loss                                       ($0.08)                    ($0.32)
                                                       =======                    =======
     Diluted
        Net loss                                       ($0.08)                    ($0.32)
                                                       =======                    =======
Weighted average shares outstanding
     Basic                                         50,028,705                 49,067,396

     Diluted                                       50,028,705                 49,067,396

Common shares outstanding                          50,515,363                 49,439,030

Dividends per share                                      NONE                       NONE

[FN]
See notes to consolidated condensed financial statements.


                                           3


                            SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                               Sixteen Weeks Ended
                                                     February 20,               February 14,
                                                         2000                       1999
                                                     ------------               ------------
Operating activities
  Net loss                                           $  (3,974,737)             $ (15,895,885)
  Adjustments to reconcile net loss to net cash
    (used for) provided by operating activities:
        Depreciation and amortization                   11,235,526                 12,806,875
        Amortization of deferred charges and
            other non-cash charges                       4,647,403                  4,934,319
        Gain on disposal of property, plant
            and equipment                               (3,690,137)               (10,499,895)
        Litigation settlement                                                      14,500,000
        Changes in operating assets
            and liabilities                            (12,782,807)                (4,332,984)
                                                     --------------             --------------
                 Net cash (used for) provided
                    by operating activities             (4,564,752)                 1,512,430

Investing activities
  Cash required for property, plant and equipment       (6,644,929)                (5,772,076)
  Proceeds from disposal of property, plant
     and equipment                                      12,024,276                 34,384,426
  Cash provided by other assets                             15,831                     48,360
                                                     --------------             --------------
                Net cash provided by
                   investing activities                  5,395,178                  28,660,710

Financing activities
  Payments on long-term debt and
     capital lease obligations                         (13,753,388)                (32,224,336)
  Proceeds from long-term debt                          15,000,000
  Net payments on short-term debt                       (3,444,000)
  Payments on litigation settlements                       (22,664)                    (16,998)
  Cash required for debt issue costs                      (746,075)                   (180,093)
                                                     --------------             ---------------
                Net cash used by financing
                   activities                           (2,966,127)                (32,421,427)
                                                     --------------             ---------------

  Change in cash and cash equivalents                $  (2,135,701)             $   (2,248,287)
                                                     ==============             ===============

[FN]
See notes to consolidated condensed financial statements.



                                          4
                       SHONEY'S, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                              February 20, 2000
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 2000 presentation. Operating results for the sixteen week period ended February 20, 2000 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 31, 1999.

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

The TPI acquisition was accounted for as a purchase and the results have been included in the Company's Consolidated Condensed Financial Statements since September 6, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which originally was amortized on a straight line basis over 20 years. Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining period of 10 years.

As of February 20, 2000, of the properties acquired in the TPI transaction, the Company has closed 110 under-performing Shoney's Restaurants, 11 under-performing Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. In addition, 17 of the acquired Shoney's Restaurants were sold to franchisees. Twenty-eight of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the first quarter of 2000, approximately $0.3 million in costs to exit restaurants acquired were charged to this liability. Approximately $0.7 million


                                       5
in costs were charged to this liability in the first quarter of 1999. Approximately $7.5 million of anticipated exit costs related to the TPI acquisition remain accrued at February 20, 2000.

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

At February 20, 2000, the carrying value of the 39 properties to be disposed of was $20.6 million and is reflected on the Consolidated Condensed Balance Sheet as net property plant and equipment held for disposal. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 4 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. There were no exit costs recorded in the first quarter of 2000 or the first quarter of 1999. However, in addition to amounts recorded in previous years, the Company recorded approximately $6.1 million in exit costs during 1999, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. The Company charged approximately $1.5 million and $1.0 million against these exit costs reserves in the first quarter of


2000 and 1999, respectively. Approximately $10.5 million of accrued exit costs remain at February 20, 2000.

During 1999, the Company closed 129 Company-owned restaurants and sold 19 Shoney's Restaurants to franchisees. Three Shoney's Restaurants were sold to franchisees during the first quarter of 2000. Subsequent to the end of the first quarter of 2000, the Company sold its 11 Pargo's restaurants and sold five Shoney's Restaurants to franchisees. Below are sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for the restaurants closed or sold prior to February 20, 2000 for the first quarter of 2000 and the first quarter of 1999.

($ in thousands)           Quarter Ending            Quarter Ending
                          February 20, 2000         February 14, 1999
                          -----------------         -----------------

                                    EBIT as                   EBIT as
                          Sales     defined         Sales     defined
                          -----     -------         -----     -------
Stores closed or sold     $ 840     $ (320)         $ 39,953  $ (4,291)
                          =====     =======         ========  =========

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

The table below presents the computation of basic and diluted loss per share:

                                         Quarter Ending       Quarter Ending
                                        February 20, 2000    February 14, 1999
                                        -----------------    -----------------
Numerator:
----------
Net loss - numerator
  for Basic EPS                         $ (3,974,737)        $ (15,895,885)
Net loss after assumed
  conversion of debentures - numerator
  for Diluted EPS                       $ (3,974,737)        $ (15,895,885)

Denominator:
------------
Weighted-average shares outstanding -
  denominator for Basic EPS               50,028,705            49,067,396
Dilutive potential shares -
  denominator for Diluted EPS             50,028,705            49,067,396
Basic EPS (loss)                        $       (.08)        $        (.32)
                                        =============        ==============
Diluted EPS (loss)                      $       (.08)        $        (.32)
                                        =============        ==============

As of February 20, 2000, the Company had outstanding approximately 5,495,000 options to purchase shares at prices ranging from $1.06 to $25.51. In addition to options to purchase shares, the Company had approximately 90,000 common shares reserved for future distribution pursuant to certain employment agreements. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of February 20, 2000, the Company had reserved 5,205,280 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss for the first quarter of 2000 and 1999, the effect of considering these potentially dilutive securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 6 - INCOME TAXES

The Company is estimating an effective tax rate for the sixteen weeks ended February 20, 2000 and February 14, 1999 of (3)% and 0%, respectively, and accordingly, has recorded an income tax provision of $0.1 million for the sixteen weeks ended February 20, 2000 and no income tax provision or benefit for the sixteen weeks ended February 14, 1999. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an increase in the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of February 20, 2000, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109 which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

NOTE 7 -DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility provides for up to $375.0 million ("1997 Credit Facility") and consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. The 1997 Credit Facility provides for interest under the Line of Credit, Term A Note and Term B Note based on certain defined financial ratios. At February 20, 2000, the applicable margin for amounts outstanding under the Line of Credit and Term A Note was 2.5% over Libor or 1.5% over the prime rate and the applicable margin for amounts outstanding under the Term B Note was 3.0% over Libor or 2.0% over the prime rate.

At February 20, 2000, the Company had approximately $42.2 million and $121.3 million outstanding under its Term A Note and Term B Note, respectively. During the next four fiscal quarters, principal reductions of $14.7 million are scheduled for the Term A Note and principal reductions of $.6 million are scheduled for the Term B Note. Additionally, at February 20, 2000, the Company held $4 million of proceeds from the sale of assets which were used to reduce the Term A Note and the Term B Note subsequent to the end of the quarter. Accordingly, of this $4 million, $1 million has been classified as a current maturity for the Term A Note and $3 million has been classified as a current maturity for the Term B Note. At February 20, 2000, the effective interest rates on the Term A Note and the Term B Note were 8.4% and 9.1%, respectively.


The Company had borrowed $22.4 million under the Line of Credit at February 20, 2000. The Line of Credit provides the Company with $15 million of short term credit under a swing line (the "Swing Line") and $60 million (which is reduced by outstanding letters of credit) of long term credit under a working capital line (the "Working Capital Line"). Pursuant to the terms at the 1997 Credit Facility, the Swing Line provides the Company with day-to-day cash needs and is required to be repaid with the Company's daily excess cash flows. The Working Capital Line provides the Company with long term cash requirements and, pursuant to the terms of the 1997 Credit Facility, is not required to be repaid until the credit facility terminates. As of February 20, 2000, the Company had drawn $7.4 million under the Swing Line, $15 million under the Working Capital Line and had outstanding letters of credit of $30.9 million, resulting in available credit under the Line of Credit of $21.7 million. The Company pays an annual fee of 0.5% for unused available credit under the Line of Credit. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit could be restricted.
Based on the financial covenants at February 20, 2000, the Company could have drawn an additional $3.5 million under the Line of Credit and remained in compliance with its financial covenants. At February 20, 2000, the interest rate for borrowings under the Line of Credit was 9.1%.

The 1997 Credit Facility required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at February 20, 2000, which was comprised of two $40.0 million agreements, for which the interest rates are fixed at approximately 6.1% and 5.9%, respectively, plus the applicable margin, and an additional $20.0 million hedge agreement which fixes the interest rate on the covered amount of debt at 5.6% plus the applicable margin. At February 20, 2000, the estimated positive market value of the interest rate swap agreements was approximately $0.5 million. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the Consolidated Condensed Financial Statements.

Debt and obligations under capital leases at February 20, 2000 and October 31, 1999 consisted of the following:


($ in thousands)                                  February 20, 2000        October 31, 1999
                                                  -----------------        ----------------
Senior debt - Line of Credit                      $  22,443                $  10,887
Senior debt - Term A Note                            42,201                   45,672
Senior debt - Term B Note                           121,272                  130,801
Subordinated zero coupon convertible debentures     125,684                  122,521
Subordinated convertible debentures                  49,327                   49,058
Industrial revenue bonds                             10,315                   10,315
Notes payable to others                               4,150                    4,420
                                                  ---------                ---------
                                                    375,392                  373,674
Obligations under capital leases                     14,834                   14,538
                                                  ---------                ---------
                                                    390,226                  388,212
Less amounts due within one year                     29,191                   29,436
                                                  ---------                ---------
Amount due after one year                         $ 361,035                $ 358,776
                                                  =========                =========

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

In November 1999, the Company received approval from its lending group for modifications to the 1997 Credit Facility that reduced or modified certain restrictions contained in the credit agreement for the fourth quarter of 1999 and the remainder of the loan agreement. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during 2000. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not achieve compliance with the modified financial covenants and management could be forced to seek additional modifications to the credit agreement. Management believes that additional loan covenant modifications, if required in 2000, could be obtained. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be adversely affected. At February 20, 2000, the Company was in compliance with all of its debt covenants.

NOTE 8 - LITIGATION

Belcher I

On December 1, 1995, five current and/or former Shoney's Restaurant managers or assistant restaurant managers filed the case of "Robert Belcher, et al. v. Shoney's, Inc." ("Belcher I") in the U.S. District Court for the Middle District of Tennessee claiming that the Company had violated the overtime provisions of the Fair Labor Standards Act. After granting provisional class action status, on December 21, 1998, the Court granted plaintiffs' motion for partial summary judgment on liability. On January 21, 1999, the Court denied the Company's motion to reconsider or certify the order for interlocutory appeal. As a result of the Court's ruling on liability, the Company recorded a charge of $3.5 million in the fourth quarter of fiscal 1998. On January 21, 1999, the Court also ordered the parties to mediate in an attempt to determine whether this case, Belcher II and Edelen (discussed below) could be resolved through settlement.

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

Belcher II


On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee. The plaintiffs claimed that the Company violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. This case also was provisionally certified as a class action.

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

Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I. On March 28, 1998, the Court granted provisional class action status.

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

NOTE 9 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of February 20, 2000, the Company operated and franchised a chain of approximately 1,100 restaurants in 28 states, which consists of three restaurant divisions: Shoney's Restaurants, Captain D's, and a Casual Dining Group (which includes two distinct restaurant concepts). The majority of the Company's restaurants are located in the southeastern United States. The Company also operates Commissary Operations, Inc. ("COI"), a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. The Company's principal restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 10- LEASEHOLD INTERESTS ASSIGNED TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 36 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of February 20, 2000 to be approximately $12.7 million.

Property Sublet to Others - The Company subleases approximately 49 properties to others. The Company remains liable for the leasehold obligation in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of February 20, 2000 to be approximately $8.6 million.

NOTE 11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As of the first day of fiscal 1999, the Company adopted SFAS 130. The adoption had no impact on the Company's results of operations because the Company had no items of comprehensive income. For the first quarter of 2000 and the first quarter of 1999, the total comprehensive loss amounted to losses of $4.0 million and $15.9 million, respectively.

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

The Company adopted SFAS 131 effective October 31, 1999 and appropriately restated prior year disclosures. SFAS 131 requires the Company to provide disclosures which include certain financial and qualitative data about its operating segments.

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

In May 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. The Company's prior accounting policy expensed costs associated with startup activities systematically over a period not to exceed twelve months. The Company adopted SOP 98-5 effective the first day of fiscal 2000. The adoption of SOP 98-5 did not affect the Company's results of operations during the sixteen weeks ended February 20, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

NOTE 12 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in four industry segments, three of which are restaurant concepts. The restaurant concepts are Shoney's, Captain D's, and Casual Dining. The remaining segment, COI, is a food service distribution and manufacturing operation. COI operates three food service distribution centers and a food processing facility that provides food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. The Company's corporate and other income and expenses consist primarily of corporate headquarters costs, gains from the sale of property, plant, and equipment, and rental and interest income and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as the Company's. Intersegment revenues consist of food and supply sales by COI to Company-owned restaurants.

REVENUE                                            QUARTERS ENDED
                                            FEBRUARY 20,     FEBRUARY 14,
(IN THOUSANDS)                                  2000             1999
                                            -----------------------------
Shoney's Restaurants                        $ 109,130        $ 150,437
Franchise fees                                  2,562            2,676
                                            ---------        ---------
  Total Shoney's                              111,692          153,113
Captain D's restaurants                        92,413           91,655
Franchise fees                                  1,579            1,580
                                            ---------        ---------
  Total Captain D's                            93,992           93,235
Pargo's restaurants                             6,688            7,018
Fifth Quarter restaurants                       2,320            2,996
                                            ---------        ---------
  Total Casual Dining                           9,008           10,014
COI                                           110,670          127,729
Corporate and other                             4,894           12,434
                                            ---------        ---------
  Total revenue for reportable segments       330,256          396,525
Elimination of intersegment revenue            78,620           96,566
                                            ---------        ---------
Total consolidated revenue                  $ 251,636        $ 299,959
                                            =========        =========

EBIT AS DEFINED                                    QUARTERS ENDED
                                            FEBRUARY 20,     FEBRUARY 14,
(IN THOUSANDS)                                  2000             1999
                                            -----------------------------
Shoney's                                    $     296        $    (501)
Captain D's                                     9,716           10,717
Casual Dining                                       9              179
COI                                               791            2,404
Corporate and other                            (2,913)            (245)
                                            ----------       ----------
Total EBIT as defined for
 reportable segments                            7,899           12,554
Other Charges:
  Interest expense                             11,762           13,950
  Litigation settlement                             -           14,500
                                            ----------       ----------
Consolidated loss before income taxes       $  (3,863)       $ (15,896)
                                            ==========       ==========


DEPRECIATION AND AMORTIZATION                      QUARTERS ENDED
                                            FEBRUARY 20,     FEBRUARY 14,
(IN THOUSANDS)                                  2000             1999
                                            -----------------------------
Shoney's                                    $   5,462        $   6,688
Captain D's                                     3,356            3,491
Casual Dining                                     363              356
COI                                               479              596
Corporate and other                             1,576            1,676
                                            ---------        ---------
Total consolidated depreciation
 and amortization                           $  11,236        $  12,807
                                            =========        =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The first quarters of fiscal 2000 and 1999 each consisted of sixteen weeks. All references are to fiscal years unless otherwise noted.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the first quarter of 2000 and the first quarter of 1999 is as follows:

                                           Quarter  Ended
                                           --------------
(in millions)                       February 20,     February 14,
                                        2000             1999
                                    ------------     ------------
Net sales                             $ 243.6          $ 284.8
Franchise fees                            4.1              4.3
Other income                              3.9             10.9
                                      -------          -------
                                      $ 251.6          $ 300.0
                                      =======          =======

Changes in the number of restaurants for the first quarter of 2000 and the first quarter of 1999 are as follows:


              February 20, Restaurants Restaurants October 31, February 14, Restaurants Restaurants October 25,
                  2000       Opened      Closed       1999        1999        Opened      Closed       1998
              -------------------------------------------------------------------------------------------------
Shoney's
 Company-owned   264          -           3(1)        267         362           --         46(2)       408
 Franchised      257          3(1)        4           258         266           10(2)       5          261
                 ---          -           -           ---         ---           --         --          ---
                 521          3           7           525         628           10         51          669
Captain D's
 Company-owned   363          1           -           362         365           --         --          365
 Franchised      204          -           1           205         209            1          3          211
                 ---          -           -           ---         ---           --         --          ---
                 567          1           1           567         574            1          3          576
Casual Dining
 Pargo's          11          -           -            11          11           --          1           12
 Fifth Quarter     3          -           -             3           4           --         --            4
                 ---          -           -           ---         ---           --         --           --
                  14          -           -            14          15           --          1           16
                 ---          -           -           ---         ---           --         --           --
               1,102          4           8         1,106       1,217           11         55         1,261
               =====          =           =         =====       =====           ==         ==         =====

[FN]
       (1) Includes 3 restaurants sold to franchisees
       (2) Includes 10 restaurants sold to franchisees


                                        16
Consolidated revenues in the first quarter of 2000 declined $48.4 million or 16.1% when compared with the first quarter of 1999. The components of the change in consolidated revenues are summarized as follows:

($ in millions)
Restaurant sales                          $ (41.6)
COI and other sales                           0.4
Franchise revenues                           (0.2)
Other income                                 (7.0)
                                          --------
  Total                                   $ (48.4)
                                          ========

The decline in consolidated revenues was primarily attributable to the closing of Company-owned restaurants and a decline in overall restaurant store sales. Comparable restaurant sales of all of the Company's restaurant concepts declined 2.1% and 2.0% in the first quarter of 2000 and the first quarter of 1999, respectively. These results include menu price increases of 4.3% and 4.2% in the first quarter of 2000 and the first quarter of 1999, respectively.

Franchise revenues declined by approximately $0.2 million in the first quarter of 2000 when compared to the first quarter of 1999. The decline in franchise revenue was primarily attributable to a decline in initial fees from new franchised restaurants.

Other income decreased $7.0 million in the first quarter of 2000 when compared to the first quarter of 1999, due primarily to lower gains from asset sales of $6.8 million, lower interest income of $0.1 million and lower outside rental income of $0.1 million.

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues for the first quarter of 2000 and the first quarter of 1999 is shown below:

                               FIRST QUARTER       FIRST QUARTER
                                   2000                1999
                                   ----                ----
Food and supplies                  38.5%               36.2%
Restaurant labor                   27.3%               27.0%
Operating expenses                 23.6%               24.2%
                                   -----               -----
  Total cost of sales              89.4%               87.4%
                                   =====               =====

As compared to restaurant revenues, COI revenues have a higher percentage of food and supply costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in COI revenue relative to the change in restaurant revenue can have an exaggerated effect on these expenses as a percentage of total revenues. Food and supply costs as a percentage of revenues increased 2.3% in the first quarter of 2000 when compared to the first quarter of 1999. The increase in food and supply costs in the first quarter of 2000, as a percentage of sales, was a result of higher food and supply costs in all reportable segments except Captain D's and an increase in COI revenue relative to the decline in restaurant revenue.

Consolidated restaurant labor increased 0.3% as a percentage of total revenues in the first quarter of 2000 as a result of higher wages and declining comparable restaurant sales in Shoney's Restaurants.


Wage rates increased during the first quarter of 2000 as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. Restaurant labor increased as a percentage of sales in both Shoney's and Captain D's. The increase in restaurant labor in Shoney's and Captain D's was mitigated somewhat by the increase in outside sales of COI sales relative to the decline in restaurant revenue. The Company expects continued upward pressure on consolidated restaurant labor until meaningful improvements in consolidated comparable restaurant sales are achieved.

Consolidated operating expenses declined 0.6% as a percentage of total revenues in 2000 as compared to the prior year. The decline in consolidated operating expenses, as a percentage of sales, was primarily the result of lower utilities, insurance, and repair and maintenance expenses.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues is shown below:

                                        FIRST QUARTER        FIRST QUARTER
                                            2000                 1999
                                            ----                 ----
Consolidated general and administrative     7.5%                 8.4%
Consolidated interest expense               4.6%                 4.7%


Consolidated general and administrative expenses, as a percentage of revenues, declined 0.9% in the first quarter of 2000 when compared to the first quarter of 1999 due to legal expenses of $2.3 million incurred in the first quarter of 1999 associated with defending and settling certain employment litigation, lower levels of multi-unit supervisory expenses in the Shoney's Restaurant concept during the first quarter of 2000 and an overall effort to reduce general and administrative costs as restaurants are closed.

Consolidated interest expense declined $2.2 million in the first quarter of 2000 compared to the first quarter of 1999. The reduction in interest expense is primarily the result of lower senior debt outstanding. During the first quarter of 2000, the Company made $13.0 million of required prepayments on its senior bank debt. The prepayments resulted from proceeds from asset sales. The decline in interest expense on the Company's senior debt was partially offset by an increase in interest expense on the Company's zero coupon subordinated convertible debentures of approximately $0.2 million and borrowings under the Company's Line of Credit.

On March 20, 1999, the Company agreed to the material terms of a global settlement in three class action lawsuits which alleged that the Company had violated certain provisions of the Fair Labor Standards Act (see Note 8 to the Consolidated Condensed Financial Statements and Liquidity and Capital Resources). The Company agreed to pay $18.0 million in exchange for the dismissal of all three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases. As a result of the settlement, the Company recorded a litigation settlement charge of $14.5 million in the first quarter of 1999 ($3.5 million had previously been recorded in the fourth quarter of 1998). The Court approved the settlement agreement and entered final orders on July 7, 1999 (Belcher I and Edelen) and August 20, 1999 (Belcher II).

The Company had an effective tax rate of (3)% and 0% in the first quarter of 2000 and in the first quarter of 1999, respectively. This effective federal tax rate differs from the federal statutory rate of 35% primarily due to the goodwill amortization which is not deductible for federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets.

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

OPERATING SEGMENTS

SHONEY'S RESTAURANTS
                                                      QUARTER ENDED
($ IN THOUSANDS EXCEPT COMPARABLE STORE       FEBRUARY 20,      FEBRUARY 14,
  SALES AND OPERATING RESTAURANT DATA)            2000              1999
                                              ------------------------------
Restaurant sales                               $ 109,130         $ 150,437
Franchise revenue                                  2,562             2,676
                                               ----------------------------
  Total Shoney's revenue                         111,692           153,113
Expenses                                         111,396           153,614
                                               ----------------------------
EBIT as defined                                $     296         $    (501)
                                               ============================

Comparable store sales decrease (a)                 (3.8)%             (5.7)%
Operating restaurants at end of quarter:
  Company-owned                                      264                362
  Franchised                                         257                266
                                               -----------------------------
    Total                                            521                628
                                               =============================

[FN]
(a) Prior year amounts have not been restated for comparable restaurants

Shoney's concept total revenue declined $41.4 million, or 27.1%, in the first quarter of 2000 when compared to the comparable period of the previous year. The components of the change in Shoney's concept revenue are summarized as follows:

($ in millions)                                   February 20,
                                                      2000
                                                  ------------
Sales from operating restaurants                    $  (3.8)
Closed restaurants                                    (37.5)
                                                    --------
   Total change in restaurant sales                   (41.3)
Franchise revenues                                     (0.1)
                                                    --------
Total                                               $ (41.4)
                                                    ========

Revenues were significantly reduced by the closing of 123 under-performing Company-owned restaurants in 1999 and the decline in comparable store sales.
In addition, 19 Company-owned restaurants were sold to franchisees during 1999 and three Company-owned restaurants were sold to franchisees in the first quarter of 2000. Shoney's Restaurants sales also were affected by inclement weather in a number of the Company's markets when compared to the prior year quarter. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Shoney's Restaurants closed or sold are as follows:


                           First Quarter                First Quarter
                               2000                         1999
                         --------------------------------------------------
                                   EBIT as                       EBIT as
($ in thousands)         Sales     defined            Sales      defined
                         --------------------------------------------------
Stores closed or sold    $ 840     $ (320)            $ 38,308   $ (4,383)
                         ==================================================


Management believes that the decline in comparable restaurant sales at its Shoney's Restaurants is the result of numerous factors including increased competition and a decline in operational focus occasioned by high management turnover. In addition, during the first quarter, Shoney's Restaurants experienced a decline in comparable store sales for the breakfast day part. The decline in comparable store sales at breakfast is the result of increased breakfast bar competition in many of the Company's markets. Franchise revenue decreased $0.1 million in the first quarter of 2000 when compared to the prior year first quarter. The decrease in franchise revenue in the first quarter of 2000 is primarily a result of lower initial franchise fees on new franchised restaurants.

The Company is striving to improve customer traffic and sales at its Shoney's Restaurants through a variety of back-to-basics initiatives designed to enhance the reputation of Shoney's Restaurants as a place for great-tasting food and exceptional customer service. During the third and fourth quarters of 1999, Shoney's Restaurants introduced a new menu (the "New Menu") into all Company-owned restaurants. The New Menu features ten new sandwiches, nine blue plate specials that include a meat and two vegetables and the addition of fresh vegetables and side dishes to the all-you-care-to-eat soup, salad and fruit bar as well as favorite items from the prior menu. At the customers' request, the number of soup rotations offered on the all-you-care-to-eat soup, salad and fruit bar was doubled. Although initial results were positive, comparable store sales declined during the first quarter primarily as a result of a decline in breakfast traffic. Management believes that the ultimate success of the New Menu on increasing comparable store sales is dependent upon a variety of factors including customer service, training and competition.

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

Expenses declined $42.2 million, or 27.5%, in the first quarter of 2000 when compared to the first quarter of 1999. Expenses as a percentage of revenue were 99.7% in the first quarter of 2000 compared to 100.3% in the first quarter of 1999. As a percentage of revenues, significant increases in restaurant labor were more than offset by lower multi-unit supervisory expenses and lower operating expenses.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, increased $0.8 million in 2000 when compared to the comparable prior year quarter.



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


CAPTAIN D'S RESTAURANTS
                                                            QUARTER ENDED
($ IN THOUSANDS EXCEPT COMPARABLE STORE
 SALES AND OPERATING RESTAURANT DATA )               FEBRUARY 20,     FEBRUARY 14,
                                                         2000             1999
                                                     -----------------------------
Restaurant sales                                      $ 92,413         $ 91,655
Franchise revenue                                        1,579            1,580
                                                      -------------------------
  Total Captain D's revenue                             93,992           93,235
Expenses                                                84,276           82,518
                                                      -------------------------
EBIT as defined                                       $  9,716         $ 10,717
                                                      =========================

Comparable store sales increase (decrease) (a)            (0.1)%            4.9%
Operating restaurants at end of quarter:
  Company-owned                                            363              365
  Franchised                                               204              209
                                                      -------------------------
    Total                                                  567              574
                                                      ==========================

[FN]
(a) Prior year amounts have not been restated for comparable restaurants

Captain D's total revenue increased $0.8 million, or 0.8%, in 2000 when compared with the comparable prior year period. The components of the change in Captain D's concept revenue are summarized as follows:


($ IN MILLIONS)                                  FEBRUARY 20,
                                                     2000
                                                 ------------
Sales from operating restaurants                   $  1.4
Closed restaurants                                   (0.6)
                                                   -------
   Total change in restaurant sales                   0.8
Franchise revenues                                      -
                                                   -------
Total                                              $  0.8
                                                   =======


Revenues were reduced by the closing of four under-performing Company-owned restaurants in 1999. Captain D's comparable store sales for the first quarter of 2000 were affected by inclement weather in a number of the Company's markets when compared to the comparable prior year quarter and the timing of the Lenten season which started later in 2000 than in 1999. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Captain D's restaurants closed are as follows:


                                First Quarter          First Quarter
                                    2000                   1999
                             ---------------------------------------------
                                        EBIT as                 EBIT as
($ in thousands)              Sales     defined       Sales     defined
                             ---------------------------------------------
Stores closed                $ --       $ (9)         $ 597     $ (44)
                             =============================================

Franchise revenue was virtually unchanged in the first quarter of 2000 when compared to the prior year quarter. Management hopes to continue the success of the Captain D's concept by continuing to feature promotional menu items aimed at driving customer traffic and by the continued development of effective advertising programs.

Expenses increased $1.8 million, or 2.1%, in the first quarter of 2000 when compared to the first quarter of 1999. Expenses as a percentage of revenues were 89.7% in the first quarter of 2000 compared to 88.5% in the first quarter of 1999. As a percentage of sales, decreases in food and supply costs and operating expenses were more than offset by increases in restaurant labor and multi-unit supervisory costs.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring costs and litigation settlements, declined $1.0 million in the first quarter of 2000 when compared to the comparable prior year quarter.

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



CASUAL DINING RESTAURANTS
                                                                  QUARTER ENDED
($ IN THOUSANDS EXCEPT COMPARABLE STORE
SALES AND OPERATING RESTAURANT DATA)                      FEBRUARY 20,     FEBRUARY 14,
                                                              2000             1999
                                                          -----------------------------
Pargo's restaurant sales                                    $ 6,688          $  7,018
Fifth Quarter restaurant sales                                2,320             2,996
                                                            --------------------------
  Total Casual Dining revenue                                 9,008            10,014
Expenses                                                      8,999             9,835
                                                            --------------------------
EBIT as defined                                             $     9          $    179
                                                            ==========================

Pargo's comparable store sales increase (decrease) (a)          0.6%             (5.3)%
Fifth Quarter comparable store sales (decrease) (a)            (1.8)%            (0.9)%
Operating restaurants at end of quarter:
  Pargo's                                                        11                11
  Fifth Quarter                                                   3                 4
                                                            --------------------------
    Total                                                        14                15
                                                            ==========================

[FN]
(a) Prior year amounts have not been restated for comparable restaurants

Casual Dining total revenues declined $1.0 million, or 10.0%, in the first quarter of 2000 when compared with the comparable period in the prior year. The components of the change in Casual Dining revenue are as follows:

($ IN MILLIONS)                                        FEBRUARY 20,
                                                           2000
                                                       ------------
Operating Pargo's and Fifth Quarter restaurants           $   --
Closed Pargo's and Fifth Quarter restaurants                (1.0)
                                                          -------
  Total change in restaurant sales                        $ (1.0)
                                                          =======

Revenues were reduced by the closing of two under-performing Company-owned restaurants in 1999. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Casual Dining restaurants closed are as follows:

                        First Quarter             First Quarter
                            2000                      1999
                     ----------------------------------------------
                                 EBIT as                   EBIT as
($ in thousands)      Sales      defined        Sales      defined
                     ----------------------------------------------
Stores closed         $ --         $ 9          $ 1,048      $ 136
                      ============================================

The Company closed the sale of its Pargo's restaurants effective March 1, 2000.

Expenses declined $0.8 million, or 8.5%, in the first quarter of 2000 when compared to the first quarter of 1999. Expenses, as a percentage of revenues, were 99.9% in the first quarter of 2000 compared to 98.2% in the first quarter of 1999. As a percentage of sales, increases in food and supply costs and operating expenses were partially offset by decreases in multi-unit supervisory costs and restaurant labor.


As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, increased $0.2 million in the first quarter of 2000 when compared to the first quarter of 1999.


COI
                                             QUARTER ENDED
                                      FEBRUARY 20,     FEBRUARY 14,
($ IN THOUSANDS)                          2000             1999
                                      -----------------------------
Outside sales                         $  32,050        $  31,163
Inter-company sales                      78,620           96,566
                                      -----------------------------
  Total COI revenue                     110,670          127,729
Expenses                                109,879          125,325
                                      -----------------------------
EBIT as defined                       $     791        $   2,404
                                      =============================

Distribution centers at end of quarter        3                3


Total revenue declined $17.1 million, or 13.4%, in the first quarter of 2000 when compared to the prior year quarter. Outside revenues of the COI operation increased by $0.9 million in the first quarter of 2000. The increase in outside sales for the first quarter of 2000 resulted primarily from an increase in franchised restaurant customers. In December 1998, COI closed the distribution center located in Wichita, Kansas. Inter-company sales declined in the first quarter of 2000 when compared to the first quarter of 1999 as a result of closing Company-owned restaurants, the overall decline in comparable store sales and the loss of inter-company sales to the Casual Dining concept in 1999. In addition, during the first quarter of 2000, COI entered into a five-year service agreement with Captain D's. The agreement is expected to lower Captain D's purchasing costs by approximately $1.4 million annually.

Expenses declined $15.4 million, or 12.3%, in the first quarter of 2000 when compared to the prior year. Expenses, as a percentage of sales, were 99.3% in 2000 compared to 98.1% in the first quarter of 1999. The increase in expenses as a percentage of sales is due to higher cost of goods sold, labor and operating expenses.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges, and litigation settlements, decreased $1.6 million in the first quarter of 2000 when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company operates with a substantial net working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due. The Company's Line of Credit is available to cover short and long term working capital requirements. The Company's cash provided by operating activities declined during fiscal 1999, as compared to fiscal 1998, and declined $6.1 million during the first quarter of 2000 when compared to the prior year period. This decrease in cash provided by operations was due primarily to changes in inventory. During the first quarter of 2000 the Company significantly increased its inventory of white fish and shrimp. The increase in inventory of white fish was the result of Year 2000 concerns as the Company is reliant on overseas shipments for its white fish. The shrimp inventory was increased due to price and availability concerns.

Cash provided by investing activities during the first quarter of 2000 totaled $5.4 million as compared to cash provided by investing activities of $28.7 million in the same quarter of 1999. The change in cash provided by investing activities was due principally to a decrease in proceeds from the disposal of property, plant and equipment.

The Company balances its capital spending throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations and debt service requirements. The Company has planned capital expenditures for 2000 of approximately $27.0 million. The Company does not plan to build a significant number of new restaurants during 2000 and will invest its capital in improvements to existing operations.
Budgeted capital expenditures for 2000 include $6.6 million for remodeling and refurbishment of restaurants, $10.3 million for additions to existing restaurants and $10.1 million for other assets. Cash required for capital expenditures totaled $6.6 million for the first quarter of 2000.

During 1999, the Company closed 129 restaurants. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, have been actively marketed. The Company's 1997 Credit Facility requires that net proceeds from asset dispositions be applied to reduce its senior debt. At February 20, 2000, the Company had approximately 39 properties classified as assets held for sale with a carrying value of $20.6 million. Cash proceeds from asset dispositions were $12.0 million for the first quarter of 2000 compared to $34.4 million for the first quarter of 1999.

The Company completed a refinancing of its senior debt on December 2, 1997. The 1997 Credit Facility consisted of a $75.0 million revolving line of credit ("Line of Credit") and two term notes of $100.0 million ("Term A
Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The term notes replaced the Company's reducing revolving credit facility, the senior secured bridge loan which was obtained in 1996 to provide financing for the acquisition of substantially all the assets of TPI Enterprises, Inc., and a series of mortgage financings. The new debt facility provides the Company with additional liquidity and a debt amortization schedule which better supports the Company's business improvement plans.

During the first quarter of 2000, the Company's cash used by financing activities was $3.0 million compared with cash used by financing activities of $32.4 million for the same period in 1999. Payments on the Term A and Term B Notes of $13.0 million were required as a result of the sale of surplus property. The debt reductions from property sales were offset by Significant financing activities for the first quarter of 1999 included payments on the Term A and Term B Notes of $31.5 million resulting from the sale of restaurant properties.

The Company had approximately $42.2 million and $121.3 million outstanding under Term A Note and Term B Note, respectively, at February 20, 2000. The amounts available under the Line of Credit are reduced by letters of credit of approximately $30.9 million and borrowings of $22.4 million resulting in available credit under the Line of Credit of approximately $21.7 million at February 20, 2000. Due to the nature of the loan covenants contained in the Company's 1997 Credit Facility, the Company's ability to draw under the Line of Credit could be restricted. Based upon the financial covenants at February 20, 2000, the Company could have drawn approximately $3.5 million under the Line of Credit and remained in compliance with its loan agreement. At February 20, 2000, the


Company had cash and cash equivalents of approximately $8.9 million. Management expects the Company's liquidity to improve during the second quarter of 2000. The improvement is expected from a reduction in inventory, $10.4 million of debt reduction resulting from proceeds from the sale of its Pargo's restaurants and improved cash flow during the second quarter.

On March 20, 1999, the parties to three lawsuits that had been provisionally certified as class actions (Belcher I, Belcher II and Edelen) agreed to the material terms of a global settlement of the cases. The settlement agreement, which was executed by the parties to the litigation on June 24, 1999, required the Company to pay $18 million as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. As a result of the settlement, the Company was required to record a charge of $14.5 million in the first quarter ended February 14, 1999, which was in addition to a $3.5 million charge recorded in the fourth quarter of 1998. The Court approved the settlement agreement and entered final orders dismissing the cases on July 7, 1999 (Belcher I and Edelen) and August 20, 1999 (Belcher II). On July 14, 1999 and October 1, 1999, the Company paid $11 million and $3.5 million, respectively, into a qualified settlement fund in accordance with the Court approved settlement, utilizing funds from the Company's refunded income taxes and general working capital. The Company funded the remaining $3.5 million on March 1, 2000.

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources when compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past seven years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic, however, performance improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in sales and margins and there can be no assurance that the current programs will be successful.
The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Shoney's Restaurants operating margins until it can increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its credit agreement, generally is not permitted to incur additional debt and is limited to annual capital expenditures of $35.0 million. The Company completed a refinancing of approximately $281.0 million of its senior debt in December 1997. The interest rates for the new debt agreement are higher than those for the debt refinanced. Proceeds from asset sales have reduced the total debt outstanding and have reduced the impact of the higher interest rates. Management believes the annual capital expenditures permitted under the new credit agreement are sufficient for the execution of its business plan. The 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $137.3 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002. Further, the Company's zero coupon subordinated debentures mature in 2004. The Company recently retained Banc of America Securities LLC to assist it in restructuring its balance sheet which could include refinancing its current indebtedness. However, no assurance can be given that the indebtedness can be refinanced on terms satisfactory to the Company. If the Company is unable to refinance the indebtedness, either in the near future or at maturity, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that the Company will be in compliance with its financial covenants during fiscal 2000. However, should operating trends, particularly in the Shoney's Restaurant concept, vary from those forecasted or if anticipated levels of asset sales are not met by the Company, the Company may not be in compliance with its financial covenants and management could be forced to seek modifications to the Company's credit agreement. Management believes that loan covenant modifications, if required in 2000, could be obtained. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. The Company was in compliance with its financial covenants at the end of the first quarter of 2000.

In August 1997, the Company settled a shareholder proxy contest that had sought to replace the Company's Board of Directors. These changes have resulted in disruption to its business operations and increased costs for executive recruitment, relocation, salaries, and severance costs.

YEAR 2000 ISSUES AND CONTINGENCIES

Year 2000 issues were the result of computer programs written using two rather than four digits to define the applicable year. Any computer programs or operating systems that had date-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process restaurant transactions, process orders from the Company's COI Foodservice operation, or engage in normal business activities.

The Company conducts its business with a great degree of reliance on internally-operated software systems. The Company's primary information technology systems are 1) point of sale cash register systems 2) COI system 3) general ledger system and 4) payroll system. As of March 2000, management is not aware of any significant Year 2000 issues with the Company's internally operated software systems.

The Company does have material relationships with certain suppliers of food products and depends upon certain overseas suppliers for certain critical food products. In response to this concern, the Company, since the end of the second quarter of 1999, increased its inventory of white fish and shrimp and has maintained higher than historical inventories of these products. Management expects these inventory levels to return to more historical levels by mid-year.

The Company utilized both external and internal resources to reprogram or replace, test and implement the software needed for Year 2000 modifications. The total cost incurred for Year 2000 software related readiness was approximately $0.5 million and hardware upgrades were approximately $1.2 million.

Management believes it had an effective program in place to resolve Year 2000 issues in a timely manner. As of March 2000, other than inventory increase, the Company cannot quantify any impact of any Year 2000 issues.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 31, 2000, is incorporated herein by this reference.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Item 3 of the Company's Annual Report on Form 10-K, filed with the Commission on January 31, 2000, is incorporated herein by this reference. See also Note 8 to the Notes to Consolidated Condensed Financial Statements at pages 10 through 12 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:

          27   Financial Data Schedule (For SEC Use Only).

         (b) During the quarter ended February 20, 2000, the Company has not filed any reports on Form 8-K.


                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date: March 22, 2000                By: /s/ V. Michael Payne
                                        ---------------------
                                        V. Michael Payne
                                        Senior Vice President and Controller,
                                        Principal Financial and Chief
                                        Accounting Officer





                                  EXHIBIT INDEX

                                                                   Sequential
Exhibit No.          Description                                   Page No.
-----------          -----------                                   ----------

   27                Financial Data Schedule (for SEC use only)         31