Form 10-Q
period 2000-05-14
SHONEYS INC
filed 2000-06-28
CIK 89902

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                Form 10-Q

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended May 14, 2000
                                   OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to __________


                          Commission file number 0-4377
                          -----------------------------

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

        As of June 23, 2000, there were 50,625,410 shares of Shoney's, Inc. $1 par value common stock outstanding.

==============================================================================

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                           SHONEY'S, INC. AND SUBSIDIARIES
                        Consolidated Condensed Balance Sheet
                                    (Unaudited)

                                                                  May 14,       October 31,
                                                                   2000            1999
                                                              -------------    -------------
ASSETS
  Current assets:
    Cash and cash equivalents                                 $   6,699,384    $  10,991,872
    Notes and accounts receivable, less allowance
      for doubtful accounts of $1,229,000 in 2000
      and $1,497,000 in 1999                                     10,991,061        8,397,342
    Inventories                                                  40,144,425       37,347,025
    Prepaid expenses and other current assets                     4,795,165        5,038,982
    Net current assets of discontinued operations                   810,549        1,406,612
    Net property, plant and equipment held for sale              12,982,877       27,282,950
                                                                -----------      -----------
      Total current assets                                       76,423,461       90,464,783

  Property, plant and equipment, at lower of cost or market     600,714,849      608,937,944
  Less accumulated depreciation and amortization               (335,367,774)    (332,728,963)
                                                                -----------      -----------
    Net property, plant and equipment                           265,347,075      276,208,981

  Other assets:
    Goodwill (net of accumulated amortization of
     $6,432,000 in 2000 and $7,001,000 in 1999)                  18,596,085       19,720,435
    Deferred charges and other intangible assets                  4,970,838        5,930,275
    Net non-current assets of discontinued operations               117,327        9,460,324
    Other assets                                                  4,071,577        3,870,368
                                                                -----------      -----------
      Total other assets                                         27,755,827       38,981,402
                                                                -----------      -----------
                                                              $ 369,526,363    $ 405,655,166
                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Current liabilities:
    Accounts payable                                          $  27,632,216    $  28,346,517
    Other accrued liabilities                                    60,324,807       63,532,776
    Reserve for litigation settlements due within one year                         3,872,961
    Debt and capital lease obligations due within one year       26,836,024       29,333,548
                                                                -----------      -----------
      Total current liabilities                                 114,793,047      125,085,802

  Long-term senior debt and capital lease obligations           161,705,064      186,349,492
  Zero coupon subordinated convertible debentures               128,102,631      122,520,712
  Subordinated convertible debentures, net of bond
    discount of $2,043,000 in 2000 and $2,505,000 in 1999        49,520,118       49,057,719
  Reserve for litigation settlements                                                 158,687

  Other liabilities                                              59,983,632       69,620,110

  Shareholders' deficit:
    Common stock, $1 par value: authorized 200,000,000
      issued 50,594,763 in 2000 and 49,492,514 in 1999           50,594,763       49,492,514
    Additional paid-in capital                                  137,657,084      137,674,675
    Accumulated deficit                                        (332,829,976)    (334,304,545)
                                                                -----------      -----------
      Total shareholders' deficit                              (144,578,129)    (147,137,356)
                                                                -----------      -----------
                                                              $ 369,526,363    $ 405,655,166
                                                                ===========      ===========

See notes to consolidated condensed financial statements.

                           SHONEY'S, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Operations
                                    (Unaudited)

                                                        Twenty-eight Weeks Ended
                                                        May 14,           May  9,
                                                         2000              1999
                                                    -------------      -------------
Revenues
  Net sales                                         $ 438,784,708      $ 498,658,478
  Franchise fees                                        7,857,351          7,801,042
  Other income                                          5,884,180         15,926,534
                                                     ------------       ------------
                                                      452,526,239        522,386,054

Costs and expenses
  Cost of sales                                       397,949,011        453,280,057
  General and administrative expenses                  33,502,664         42,477,874
  Litigation settlement                                                   14,500,000
  Interest expense                                     20,433,307         23,708,334
                                                     ------------       ------------
     Total costs and expenses                         451,884,982        533,966,265
                                                     ------------       ------------

Income (loss) from continuing operations
  before income taxes                                     641,257        (11,580,211)

Provision for income taxes                                272,000
                                                     ------------       ------------
Net income (loss) from continuing operations              369,257        (11,580,211)

Discontinued operations, net of income taxes              530,221            692,867

Gain on sale of discontinued operations, net
  of income taxes                                         575,091
                                                     ------------       ------------
Net income (loss)                                   $   1,474,569      $ (10,887,344)
                                                     ============       ============


Earnings (loss) per common share
  Basic
    Net income (loss) from continuing operations           $ 0.01             $(0.24)
    Discontinued operations, net of income taxes             0.01               0.01
    Gain on sale of discontinued operations, net
      of income taxes                                        0.01
                                                            -----              -----
    Net income (loss)                                      $ 0.03             $(0.22)
                                                            =====              =====

  Diluted:
    Net income (loss) from continuing operations           $ 0.01             $(0.24)
    Discontinued operations, net of income taxes             0.01               0.01
    Gain on sale of discontinued operations, net
      of income taxes                                        0.01
                                                            -----              -----
    Net income (loss)                                      $ 0.03             $(0.22)
                                                            =====              =====


Weighted average shares outstanding
  Basic                                                50,253,402         49,228,581
  Diluted                                              50,312,907         49,228,581

Common shares outstanding                              50,594,763         49,446,839

Dividends per share                                          NONE               NONE

See notes to consolidated condensed financial statements.

                           SHONEY'S, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Operations
                                    (Unaudited)

                                                           Twelve Weeks Ended
                                                        May 14,           May  9,
                                                         2000              1999
                                                    -------------      -------------
Revenues
  Net sales                                         $ 204,226,797      $ 223,945,468
  Franchise fees                                        3,716,603          3,501,410
  Other income                                          1,956,239          5,217,312
                                                     ------------       ------------
                                                      209,899,639        232,664,190

Costs and expenses
  Cost of sales                                       181,777,901        200,486,745
  General and administrative expenses                  14,961,720         17,738,393
  Interest expense                                      8,671,512          9,758,016
                                                     ------------       ------------
    Total costs and expenses                          205,411,133        227,983,154
                                                     ------------       ------------

Income from continuing operations
  before income taxes                                   4,488,506          4,681,036

Provision for income taxes                                160,000
                                                     ------------       ------------

Income from continuing operations                       4,328,506          4,681,036

Discontinued operations, net of income taxes              545,709            327,505

Gain on sale of discontinued operations, net
  of income taxes                                         575,091
                                                     ------------       ------------
Net income                                          $   5,449,306      $   5,008,541
                                                     ============       ============


Earnings per common share
  Basic:
    Net income from continuing operations                  $ 0.09             $ 0.09
    Discontinued operations, net of income taxes             0.01               0.01
    Gain on sale of discontinued operations, net
      of income taxes                                        0.01
                                                            -----              -----
    Net income                                             $ 0.11             $ 0.10
                                                            =====              =====

  Diluted:
    Net income from continuing operations                  $ 0.09             $ 0.09
    Discontinued operations, net of income taxes             0.01               0.01
    Gain on sale of discontinued operations, net
      of income taxes                                        0.01
                                                            -----              -----
    Net income                                             $ 0.11             $ 0.10
                                                            =====              =====

Weighted average shares outstanding
  Basic                                                50,552,996         49,442,377
  Diluted                                              50,592,996         49,681,688

Common shares outstanding                              50,594,763         49,446,839

Dividends per share                                          NONE               NONE

See notes to consolidated condensed financial statements.

                           SHONEY'S, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Cash Flows
                                    (Unaudited)

                                                        Twenty-eight Weeks Ended
                                                        May 14,           May  9,
                                                         2000              1999
                                                    -------------      -------------
Operating activities
  Net income (loss)                                 $   1,474,569      $ (10,887,344)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Income from discontinued operations,
        net of income taxes                              (530,221)          (692,867)
      Gain on sale of discontinued operations,
        net of income taxes                              (575,091)
      Depreciation and amortization                    18,951,562         21,903,120
      Amortization of deferred charges and other
        non-cash charges                                7,687,204          8,963,685
      Gain on disposal of property, plant and
        equipment                                      (4,960,860)       (14,933,370)
      Litigation settlement                                               14,500,000
      Changes in operating assets and liabilities     (16,213,736)        16,127,608
                                                     ------------       ------------
        Net cash provided by continuing operating
          activities                                    5,833,427         34,980,832
        Net cash provided by discontinued operating
          activities                                      887,040          1,046,509
                                                     ------------       ------------
        Net cash provided by operating activities       6,720,467         36,027,341

Investing activities
  Cash required for property, plant and equipment     (10,582,247)       (11,399,380)
  Cash required for assets held for sale                 (275,533)          (354,998)
  Proceeds from disposal of property, plant and
    equipment                                          20,064,182         50,062,905
  Proceeds from disposal of discontinued operations    11,161,718          3,049,417
  Cash (used for) provided by other assets               (152,584)            55,353
                                                     ------------       ------------
    Net cash provided by investing activities          20,215,536         41,413,297


Financing activities
  Payments on long-term debt and
     capital lease obligations                        (34,291,754)       (56,775,807)
  Proceeds from long-term debt                         18,500,000
  Net payments on short-term debt                     (10,887,000)
  Payments on litigation settlements                   (3,726,680)           (33,996)
  Cash required for debt issue costs                     (823,057)          (180,093)
                                                     ------------       ------------
    Net cash used by financing activities             (31,228,491)       (56,989,896)
                                                     ------------       ------------
Change in cash and cash equivalents                 $  (4,292,488)     $  20,450,742
                                                     ============       ============

See notes to consolidated condensed financial statements.

The forward-looking statements included in this Form 10-Q relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Risk Factors" therein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                    SHONEY'S, INC. AND SUBSIDIARIES
          Notes to Consolidated Condensed Financial Statements
                               May 14, 2000
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the consolidated condensed financial statements to conform to the 2000 presentation. Operating results for the twelve and twenty-eight week periods ended May 14, 2000 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 31, 1999.

NOTE 2 - DISCONTINUED OPERATIONS

During the second quarter of 2000, the Company sold its remaining Pargo's restaurants. In addition, on April 24, 2000 the Company made the decision to either close or sell its remaining Fifth Quarter restaurants. As a result, the Company has presented the casual dining line of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. This discontinued line of business had net income and gains on sales of discontinued operations as follows:

                                                             Twenty-eight    Twenty-eight
                             Quarter Ended   Quarter Ended   Weeks Ended     Weeks Ended
($ in thousands)             May 14, 2000     May 9, 1999    May 14, 2000    May 9, 1999
                             -------------   -------------   ------------    ------------
Net income                      $ 546            $ 328          $ 530           $ 693
Gains on sale of
  discontinued operations       $ 575               -           $ 575             -

NOTE 3 - ACQUISITIONS

On September 9, 1996, the Company completed the acquisition of substantially all of the assets of TPI Enterprises, Inc. ("TPI") which, as the then largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants. The purchase price of $164.4 million consisted of the issuance of 6,785,114 shares of the Company's common stock valued then at $59.1 million, the assumption of $46.9 million of indebtedness under TPI's 8.25% convertible subordinated debentures, the assumption or satisfaction of TPI's outstanding debt of approximately $59.1 million and transaction costs of $3.0 million, net of cash acquired of $3.7 million.

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

As of May 14, 2000, of the properties acquired in the TPI transaction, the Company has closed 111 under-performing Shoney's Restaurants, 11 under-performing Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. In addition, 17 of the acquired Shoney's Restaurants were sold to franchisees. Twenty-eight of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the second quarter and first twenty-eight weeks of 2000, approximately $0.1 million and $0.4 million, respectively, in costs to exit restaurants acquired were charged to this liability. During the second quarter and first twenty-eight weeks of 1999, approximately $0.4 million and $1.1 million, respectively, in costs were charged to this liability. Approximately $7.4 million of anticipated exit costs related to the TPI acquisition remain accrued at May 14, 2000.

NOTE 4 -IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

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

At May 14, 2000, the carrying value of the 26 properties to be disposed of was $13.0 million and is reflected on the Consolidated Condensed Balance Sheet as net property, plant and equipment held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.


NOTE 5 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. There were no exit costs recorded in the periods presented. However, in addition to amounts recorded in previous years, the Company recorded approximately $6.1 million in exit costs during 1999, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. The Company charged approximately $1.8 million and $0.7 million against these exit costs reserves in the second quarter of 2000 and 1999, respectively. Approximately $3.3 million and $1.7 million were charged against this liability in the first twenty-eight weeks of 2000 and 1999, respectively. Approximately $8.7 million of accrued exit costs remain at May 14, 2000.

During 1999, the Company closed 127 Company-owned restaurants and sold 19 Shoney's Restaurants to franchisees. Twelve Shoney's Restaurants were sold to franchisees during the first twenty-eight weeks of 2000 and one Shoney's Restaurant was closed. Below are sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for the second quarter and first twenty-eight weeks of 2000 and 1999, respectively, for the restaurants closed or sold prior to May 14, 2000.

                                                                   Twenty-eight        Twenty-eight
                          Quarter Ended        Quarter Ended       Weeks Ended         Weeks Ended
($ in thousands)          May 14, 2000         May 9, 1999         May 14,2000         May 9, 1999
                          -------------        -------------       -----------         ------------
                                  EBIT as              EBIT as             EBIT as              EBIT as
                         Sales    defined      Sales   defined     Sales   defined     Sales    defined
                         -----    -------      -----   -------     -----   -------     -----    -------
Stores closed or sold    $1,051  $(371)        $27,254 $(2,114)    $5,869  $(830)      $70,333  $(6,602)
                         ======  ======        ======= ========    ======  ======      =======  ========

NOTE 6 - EARNINGS PER SHARE

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

The table below presents the computation of basic and diluted income (loss) per share:

                                                                                 Twenty-eight       Twenty-eight
(in thousands except EPS)                 Quarter Ended       Quarter Ended      Weeks Ended        Weeks Ended
                                           May 14, 2000        May 9, 1999       May 14, 2000       May 9, 1999
                                          -------------       -------------      ------------       ------------
Numerator:
Net income (loss) -
 numerator for Basic EPS                    $  5,449            $  5,009           $  1,475           $(10,887)
Net income (loss) after assumed
 conversion of debentures -
 numerator for Diluted EPS                  $  5,449            $  5,009           $  1,475           $(10,887)

Denominator:
Weighted-average shares outstanding -
  denominator for Basic EPS                   50,553              49,442             50,253             49,229
Dilutive potential shares -
  denominator for Diluted EPS                 50,593              49,682             50,313             49,229

Basic EPS income (loss)                     $   0.11            $   0.10           $   0.03           $ (0.22)
Diluted EPS income (loss)                   $   0.11            $   0.10           $   0.03           $ (0.22)

As of May 14, 2000, the Company had outstanding approximately 5,760,000 options to purchase shares at prices ranging from $1.00 to $25.51. In addition to options to purchase shares, the Company had approximately 40,000 common shares reserved for future distribution pursuant to certain employment agreements. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of May 14, 2000, the Company had reserved 5,205,280 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS for the second quarter of 2000 and 1999 and the twenty-eight week period of 2000. Because the Company reported a net loss for the first twenty-eight weeks of 1999, the effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 7 - INCOME TAXES

The Company is estimating an effective tax rate for the twelve and twenty-eight week periods ended May 14, 2000 of 3.6% and 42.4%, respectively, and has recorded an income tax provision of $0.2 million and $0.3 million for the twelve and twenty-eight week periods ended May 14, 2000. The Company estimated an effective tax rate of 0% for the twelve and twenty-eight week periods ended May 9, 1999 and accordingly, recorded no income tax provision or benefit. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an adjustment to the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of May 14, 2000, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial

Accounting Standards No. 109 which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.


NOTE 8 -DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The new credit facility replaced the Company's revolving credit facility, senior secured bridge loan, and other senior debt mortgage financing agreements. The new credit facility provides for up to $375.0 million ("1997 Credit Facility") and consists of a $75.0 million line of credit ("Line of Credit"), and two term notes of $100.0 million and $200.0 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. The 1997 Credit Facility provides for interest under the Line of Credit, Term A Note and Term B Note based on certain defined financial ratios. At May 14, 2000, the applicable margin for amounts outstanding under the Line of Credit and Term A Note was 2.5% over Libor or 1.5% over the prime rate and the applicable margin for amounts outstanding under the Term B Note was 3.0% over Libor or 2.0% over the prime rate.

At May 14, 2000, the Company had approximately $35.0 million and $108.5 million outstanding under its Term A Note and Term B Note, respectively. During the next four fiscal quarters, principal reductions of $13.9 million are scheduled for the Term A Note and principal reductions of $1.3 million are scheduled for the Term B Note. Additionally, at May 14, 2000, the Company held $5.0 million of proceeds from the sale of assets which were used to reduce the Term A Note and the Term B Note subsequent to the end of the quarter. Accordingly, of this $5.0 million, $1.2 million has been classified as a current maturity for the Term A Note and $3.8 million has been classified as a current maturity for the Term B Note. At May 14, 2000, the effective interest rates on the Term A Note and the Term B Note were 8.5% and 9.3%, respectively.

The Company had borrowed $18.5 million under the Line of Credit at May 14, 2000. The Line of Credit provides the Company with $15 million of short term credit under a swing line (the "Swing Line") and $60 million (which is reduced by outstanding letters of credit) of long term credit under a working capital line (the "Working Capital Line"). Pursuant to the terms of the 1997 Credit Facility, the Swing Line provides the Company with day-to-day cash needs and is required to be repaid with the Company's daily excess cash flows. The Working Capital Line provides the Company with long term cash requirements and, pursuant to the terms of the 1997 Credit Facility, is not required to be repaid until the credit facility terminates. As of May 14, 2000, the Company had no drawings under the Swing Line, $18.5 million under the Working Capital Line and had outstanding letters of credit of $27.2 million, resulting in available credit under the Line of Credit of $29.3 million. The Company pays an annual fee of 0.5% for unused available credit under the Line of Credit. Due to the nature of the loan covenants discussed below, as the financial covenants become more restrictive, the Company's ability to draw under the Line of Credit could be restricted. Based on the financial covenants at May 14, 2000, the Company could have drawn an additional $2.9 million under the Line of Credit and remained in compliance with its financial covenants. At May 14, 2000, the interest rate for borrowings under the Line of Credit was 8.8%.

The 1997 Credit Facility requires the Company to have in place an interest rate hedge program covering a notional amount of not less than $50 million and not greater than $200 million. Prior to May 11, 2000, the Company had interest rate swap agreements in place covering a notional amount of $100 million which effectively swapped floating rate debt for fixed rate debt. On May 11, 2000, the Company sold $50 million of interest rate swap agreements, $40 million of which carried a fixed interest rate of 5.9% plus the applicable margin and $10 million of which carried a fixed interest rate of 6.1% plus the applicable margin, for $0.3 million. Substantially all of this amount will be recognized as a reduction in interest expense through January 8, 2001, the original termination date of the swap agreements. Therefore, as of May 14, 2000, the amount of the Company's debt covered by interest rate swap agreements was $50 million. This amount was comprised of a $20 million agreement and a $30 million agreement with fixed interest rates of 5.6% and 6.1%, respectively, plus the applicable margin. At May 14, 2000, the estimated positive market value of the interest rate swap agreements was approximately $0.2 million. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the Consolidated Condensed Financial Statements.

Debt and obligations under capital leases at May 14, 2000 and October 31, 1999 consisted of the following:

($ in thousands)                                May 14, 2000            October 31, 1999
                                                ------------            ----------------
Senior debt - Line of Credit                    $     18,500            $     10,887
Senior debt - Term A Note                             34,973                  45,672
Senior debt - Term B Note                            108,485                 130,801
Subordinated zero coupon convertible debentures      128,103                 122,521
Subordinated convertible debentures                   49,520                  49,058
Industrial revenue bonds                              10,315                  10,315
Notes payable to others                                4,052                   4,420
                                                 -----------             -----------
                                                     353,948                 373,674
Obligations under capital leases                      12,216                  13,587
                                                 -----------             -----------
                                                     366,164                 387,261
Less amounts due within one year                      26,836                  29,334
                                                 -----------             -----------
Amount due after one year                        $   339,328             $   357,927
                                                 ===========             ===========

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

In November 1999, the Company received approval from its lending group for modifications to the 1997 Credit Facility that reduced or modified certain restrictions contained in the credit agreement for the fourth quarter of 1999 and the remainder of the loan agreement. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that additional financial covenant modifications could be required during the current fiscal year. Management believes that additional loan covenant modifications, if required in 2000, could be obtained. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be adversely affected. At May 14, 2000, the Company was in compliance with all of its debt covenants.

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

On March 20, 1999, the parties agreed to the material terms of a global settlement of Belcher I, Belcher II and Edelen. Under the agreement, in exchange for the dismissal of the three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases, the Company agreed to pay $18 million in three installments as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. The settlement required the Company to record an additional charge of $14.5 million for the quarter ended February 14, 1999 (in addition to the $3.5 million previously recorded in the fourth quarter of fiscal 1998). On July 7, 1999, the Court entered final judgment approving the settlement and dismissing with prejudice the Belcher I action against the Company. In accordance with the approved settlement of Belcher I, Belcher II, and Edelen, the Company paid $11 million, $3.5 million and $3.5 million into a qualified settlement fund on July 14, 1999, October 1, 1999 and March 1, 2000, respectively.

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

Wilkinson

On December 20, 1996, a jury in Wyandotte County, Kansas returned a verdict against the Company in the case of "Wilkinson v. Shoney's, Inc." for approximately $0.5 million on a malicious prosecution and a wrongful discharge claim which was based on the Company's unsuccessful challenge to plaintiff's application for unemployment benefits after he was terminated. The jury also found the Company liable for punitive damages on the malicious prosecution claim in an amount to be set by the trial Court. Although the trial Court judge stated that she did not find sufficient evidence to support punitive damages, the trial judge overruled the Company's motion for judgment as a matter of law and set punitive damages in the amount of $0.8 million. The Company appealed the total judgment of approximately $1.3 million. On April 28, 2000, the Kansas Supreme Court reversed the judgment in part. The punitive damage award was eliminated and the jury verdict was reduced to $158,271. The Company paid this judgement on May 16, 2000.

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

NOTE 10 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of May 14, 2000, the Company operated and franchised a chain of 1,084 restaurants in 28 states, which consists of two restaurant divisions:
Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company also operates Commissary Operations, Inc. ("COI"), a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. The Company's principal restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 11- LEASEHOLD INTERESTS ASSIGNED TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 43 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of May 14, 2000 to be approximately $15.1 million.

Property Sublet to Others - The Company subleases approximately 52 properties to others. The Company remains liable for the leasehold obligation in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of May 14, 2000 to be approximately $7.3 million.

NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As of the first day of fiscal 1999, the Company adopted SFAS 130. The adoption had no impact on the Company's results of operations because the Company had no items of comprehensive income. For the second quarter of 2000 and the second quarter of 1999, the total comprehensive income amounted to income of $5.4 million and $5.0 million, respectively. For the first twenty-eight weeks of 2000 and 1999, comprehensive income (loss) amounted to income of $1.5 million and a loss of $10.9 million, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which superseded Statement of Financial Accounting Standards No.14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating Segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

The Company adopted SFAS 131 effective October 31, 1999 and appropriately restated prior year disclosures. SFAS 131 requires the Company to provide disclosures which include certain financial and qualitative data about its operating segments.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Company adopted this statement on the first day of fiscal 1999 and management does not anticipate that the adoption of SOP 98-1 will have a material effect on the results of operations or financial position of the Company.

In May 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. The Company's prior accounting policy expensed costs associated with startup activities systematically over a period not to exceed twelve months. The Company adopted SOP 98-5 effective the first day of fiscal 2000. The adoption of SOP 98-5 did not affect the Company's results of operations during the twenty-eight weeks ended May 14, 2000.

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

Note 13 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in three industry segments, two of which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. The remaining segment, COI, is a food service distribution and manufacturing operation. COI operates three food service distribution centers and a food processing facility that provide food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. The Company's corporate and other income and expenses consist primarily of corporate headquarters costs, gains from the sale of property, plant, and equipment, and rental and interest income and do not constitute a reportable segment of the Company as contemplated by SFAS No.
131. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes, restructuring charges, litigation settlements and impairment charges. The accounting policies of the business segments are the same as the Company's. Intersegment revenues consist of food and supply sales by COI to Company-owned restaurants.

Revenue
                                        Quarters Ended             Twenty-eight Weeks Ended

($ in thousands)                    May 14,          May 9,            May 14,        May 9,
                                     2000             1999              2000           1999
                                   --------------------------------------------------------
Shoney's restaurants               $  92,333      $ 117,506         $ 201,463      $ 267,943
Franchise fees                         2,382          2,147             4,944          4,823
                                   ---------------------------------------------------------
  Total Shoney's                      94,715        119,653           206,407        272,766
Captain D's restaurants               79,249         78,824           171,662        170,479
Franchise fees                         1,335          1,342             2,913          2,922
                                  ----------------------------------------------------------
  Total Captain D's                   80,584         80,166           174,575        173,401
COI                                   98,113        104,580           208,783        232,309
Corporate and other                    2,958          6,360             7,851         18,571
                                   ---------------------------------------------------------
  Total revenue for reportable
  segments                           276,370        310,759           597,616        697,047
Elimination of intersegment revenue   66,470         78,095           145,090        174,661
                                   ---------------------------------------------------------
Total consolidated revenue         $ 209,900      $ 232,664         $ 452,526      $ 522,386
                                   =========================================================

EBIT as Defined
                                        Quarters Ended             Twenty-eight Weeks Ended,
($ in thousands)                    May 14,          May 9,            May 14,        May 9,
                                     2000             1999              2000           1999
                                   --------------------------------------------------------
Shoney's                           $   4,102      $   3,290         $   4,397      $   2,789
Captain D's                           11,039         11,123            20,754         21,840
COI                                    1,258          2,558             2,049          4,962
Corporate and other                   (3,239)        (2,532)           (6,126)        (2,963)
                                   ---------------------------------------------------------
Total EBIT as defined for
  reportable segments                 13,160         14,439            21,074         26,628
Other Charges:
  Interest expense                     8,671          9,758            20,433         23,708
  Litigation settlement                 --                                            14,500
                                   ---------------------------------------------------------
Consolidated income (loss) from
 continuing operations before
 income taxes                      $   4,489      $   4,681         $     641      $ (11,580)
                                   ==========================================================

Depreciation and Amortization
                                        Quarters Ended             Twenty-eight Weeks Ended
($ in thousands)                    May 14,          May 9,            May 14,        May 9,
                                     2000             1999              2000           1999
Shoney's                         $   4,038        $   4,946         $   9,500      $  11,634
Captain D's                          2,566            2,591             5,922          6,082
COI                                    351              440               830          1,036
Corporate and other                  1,124            1,475             2,700          3,151
                                 -----------------------------------------------------------
Total consolidated depreciation
  and amortization               $   8,079        $   9,452         $  18,952      $  21,903
                                 ===========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The second quarter and first two quarters of fiscal 2000 and 1999 covered periods of twelve and twenty-eight weeks, respectively. All references are to fiscal years unless otherwise noted.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the second quarter of 2000 and 1999, and the first twenty-eight weeks of 2000 and 1999 is as follows:

                                        Quarters Ended            Twenty-eight Weeks Ended

($ in millions)                    May 14,       May 9,             May 14,       May 9,
                                    2000          1999               2000          1999
                                   ------------------------------------------------------
Net sales                          $ 204.2       $ 224.0            $ 438.8       $ 498.7
Franchise fees                         3.7           3.5                7.8           7.8
Other income                           2.0           5.2                5.9          15.9
                                   ------------------------------------------------------
                                   $ 209.9       $ 232.7            $ 452.5       $ 522.4
                                   ======================================================

Changes in the number of restaurants for the first twenty-eight weeks of 2000 and the first twenty-eight weeks of 1999 are as follows:

                  May 14,  Restaurants  Restaurants  October 31,  May 9,  Restaurants  Restaurants  October 25,
                   2000       Opened       Closed       1999       1999     Opened        Closed       1998
                  --------------------------------------------------------------------------------------------
Shoney's
  Company-owned     254         -          13 (1)       267        348        1           61 (2)       408
  Franchised        263       12 (1)        7           258        262       10 (2)        9           261
                  --------------------------------------------------------------------------------------------
                    517       12           20           525        610       11           70           669
                  ============================================================================================
Captain D's
  Company-owned     363        1            -           362        365        -            -           365
  Franchised        204        -            1           205        208        1            4           211
                  --------------------------------------------------------------------------------------------
                    567        1            1           567        573        1            4           576
                  ============================================================================================

(1) Includes 12 restaurants sold to franchisees
(2) Includes 10 restaurants sold to franchisees






Revenues for the second quarter of 2000 declined $22.8 million, or 9.8%, to $209.9 million, as compared to revenues of $232.7 million in the second quarter of 1999. For the first two quarters of

2000, revenues decreased $69.9, million or 13.4%, to $452.5 million as compared to the same period in 1999. The following table summarizes the components of the decline in revenues:

($ in millions)                 Quarter          Twenty-eight weeks
                                 ended                 ended
                             May 14, 2000           May 14, 2000
                             --------------------------------------
Restaurant revenue             $  (24.7)              $ (65.3)
COI and other sales                 5.0                   5.4
Franchise revenues                   .2                    --
Other income                       (3.3)                (10.0)
                             --------------------------------------
                               $  (22.8)              $ (69.9)
                             ======================================

The decline in revenues during the second quarter and the first two quarters of 2000 was principally due to a net decline in the number of restaurants in operation. Since the beginning of the first quarter of 1999, there has been a net decline of 159 Company-owned restaurants in operation. The table below presents comparable store sales for Company-owned restaurants for the second quarter and first two quarters of 2000 by restaurant concept:

                                Quarter          Twenty-eight weeks
                                 ended                 ended
                             May 14, 2000           May 14, 2000
                             --------------------------------------
Shoney's Restaurants               1.4%                 (1.5)%
Captain D's                        3.0%                  1.3 %
Combined                           2.2%                 (0.2)%

Franchise revenues essentially were unchanged during the second quarter of 2000 and for the first two quarters of 2000, as compared to the same periods last year.

Other income decreased $3.3 million during the second quarter of 2000 and approximately $10 million for the first two quarters of 2000 as compared to the same periods in 1999. The decrease in other income during the second quarter and first twenty-eight weeks of 2000 was due principally to lower net gains on asset sales. The principal components of other income for the second quarter of 2000 were net gains on asset sales ($1.3 million), interest and other income ($0.4 million) and rental income ($0.3 million). For the first two quarters of 2000, the principal components of other income were net gains on asset sales ($5.0 million), interest and other income ($0.4 million) and rental income ($0.5 million).

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues is shown below:

                            Quarters Ended             Twenty-eight Weeks Ended
                      May 14, 2000    May 9, 1999     May 14, 2000    May 9, 1999
                      ------------    -----------     ------------    -----------
Food and supplies         39.7%           37.0%           39.0%           36.6%
Restaurant labor          25.2%           26.3%           26.2%           26.6%
Operating expenses        21.8%           22.9%           22.7%           23.6%
                          -----           -----           -----           -----
  Total cost of sales     86.7%           86.2%           87.9%           86.8%
                          =====           =====           =====           =====

As compared to restaurant revenues, COI revenues have a higher percentage of food and supply costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in COI revenue relative to the change in restaurant revenue can have an exaggerated effect on these expenses as a percentage of total revenues. Excluding the effect of other income, food and supply costs, as a percentage of revenues, increased 2.2% in the second quarter of 2000 when compared to the second quarter of 1999. The increase in food and supply costs in the second quarter of 2000, as a percentage of sales, was primarily the result of the increase in COI revenue relative to the decline in restaurant revenue and higher food and supply cost in Shoney's Restaurants. Excluding the effect of other income, food and supply costs increased 1.8%, as a percentage of revenues, in the first twenty-eight weeks, primarily due to the increase in COI revenue relative to the decline in restaurant revenue to higher food costs, as a percentage of sales in Shoney's Restaurants and COI.

Excluding the effect of other income, consolidated restaurant labor decreased 1.5% and .9%, as a percentage of revenues, in the second quarter and the first twenty-eight weeks of 2000, respectively, primarily the result of the increase in COI revenue relative to the decline in restaurant revenue and the closure or sale of low volume unprofitable restaurants. Wage rates increased during the second quarter of 2000 as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. Restaurant labor increased as a percentage of sales in both Shoney's and Captain D's. The Company expects continued upward pressure on consolidated restaurant labor in both restaurant concepts.

Excluding the effect of other income, consolidated operating expenses declined 1.4% and 1.4%, as a percentage of total revenues, in the second quarter and first twenty-eight weeks of 2000, respectively, as compared to the prior year. The decline in consolidated operating expenses, as a percentage of sales, was primarily the result of lower utilities, insurance, advertising, and repair and maintenance expenses.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues is shown below:

                                         Quarters Ended             Twenty-eight Weeks Ended
                                  May 14, 2000    May 9, 1999     May 14, 2000    May 9, 1999
                                  ---------------------------     ---------------------------
Consolidated general and
  administrative expenses            7.1%            7.6%              7.4%            8.1%
Consolidated interest expense        4.1%            4.2%              4.6%            4.5%

Excluding the effect of other income, consolidated general and administrative expenses, as a percentage of revenues, declined 0.6% and 0.9% in the second quarter and first twenty-eight weeks of 2000, respectively, when compared to the same period in 1999. This decline was principally due to legal expenses of $1.1 million incurred in the second quarter of 1999 and $3.4 million in the first twenty-eight weeks of 1999, associated with defending and settling certain employment litigation, lower levels of multi-unit supervisory expenses in the Shoney's Restaurant concept during the first quarter of 2000 and an overall effort to reduce general and administrative costs as restaurants are closed.

Consolidated interest expense declined $1.1 million and $3.3 million in the second quarter and first twenty-eight weeks of 2000, respectively, compared to the same time period of 1999. The reduction in interest expense is primarily the result of lower senior debt outstanding. During the second quarter of 2000, the Company made $16.4 million of required prepayments and $3.6 million of scheduled payments on its senior bank debt. The prepayments resulted from proceeds from asset sales. The decline in interest expense on the Company's senior debt in the second quarter of 2000 was partially offset by an increase in interest expense on the Company's zero coupon subordinated convertible debentures of approximately $0.2 million and borrowings under the Company's Line of Credit.

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

The Company had an effective tax rate of 3.6% and 42.4% in the second quarter and first twenty-eight weeks of 2000 and 0% in the second quarter and first twenty-eight weeks of 1999. This effective federal tax rate differs from the federal statutory rate of 35% primarily due to the goodwill amortization which is not deductible for federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets.

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

OPERATING SEGMENTS
Shoney's Restaurants

                                          Quarters Ended                   Twenty-eight Weeks Ended
($ in thousands)                   May 14, 2000     May 9, 1999           May 14, 2000   May 9, 1999
                                   -----------------------------------------------------------------
Restaurant sales                   $  92,333        $ 117,506             $ 201,463      $ 267,943
Franchise revenue                      2,382            2,147                 4,944          4,823
                                   -----------------------------------------------------------------
  Total Shoney's revenue              94,715          119,653               206,407        272,766
Expenses                              90,613          116,363               202,010        269,977
                                   -----------------------------------------------------------------
EBIT as defined                    $   4,102        $   3,290             $   4,397      $   2,789
                                   =================================================================
Comparable store sales increase
  (decrease) (a)                       1.4%             (5.8)%                (1.5)%         (5.9)%
Operating restaurants at end of
  quarter
    Company-owned                      254               348
    Franchised                         263               262
                                   -----------------------------------------------------------------
      Total                            517               610
                                    ================================================================

(a) Prior year amounts have not been restated for comparable restaurants

Shoney's concept total revenue declined $24.9 million, or 20.8%, and $66.4 million, or 24.3%, in the second quarter and first twenty-eight weeks of 2000, respectively, when compared to the comparable period of the previous year. The components of the change in Shoney's concept revenue are summarized as follows:

(CAPTION>
                                      Quarter Ended           Twenty-eight Weeks Ended
($ in millions)                        May 14, 2000                 May 14, 2000
                                      -------------           ------------------------
Sales from operating restaurants        $    .6                    $   (3.2)
Closed restaurants                        (25.7)                      (63.3)
                                      -------------           ------------------------
  Total change in restaurant sales        (25.1)                      (66.5)
Franchise revenues                           .2                          .1
                                      -------------           ------------------------
Total                                   $ (24.9)                   $  (66.4)
                                      =============           ========================

Revenues were significantly reduced by the closing of 123 under-performing Company-owned restaurants in 1999 and one additional restaurant in 2000. In addition, 19 Company-owned restaurants were sold to franchisees during 1999 and 12 Company-owned restaurants were sold to franchisees in the first twenty-eight weeks of 2000. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Shoney's Restaurants closed or sold are as follows:

                                     Quarters Ended                           Twenty-eight Weeks Ended
($ in thousands)             May 14,              May 20,                    May 14,             May 20,
                              2000                 1999                       2000                1999
                          -----------------------------------------------------------------------------------
                                  EBIT as             EBIT as                    EBIT as              EBIT as
                          Sales   defined     Sales   defined            Sales   defined      Sales   defined
Stores closed or sold     $1,051   $(367)    $26,736  $(2,100)          $5,869   $(818)     $69,217  $(6,544)

Shoney's Restaurants recorded positive comparable store sales in the second quarter of 2000 of 1.4%. Management believes that the increase in comparable store sales is attributable to its successful Lent promotion, which included an all you care to eat seafood bar on Friday and Saturday nights. Franchise revenue increased $0.2 million in the second quarter of 2000 when compared to the prior year second quarter. The increase in franchise revenue in the second quarter of 2000 is primarily a result of initial franchise fees on new franchised restaurants. Franchise revenue increased $0.1 million for the first twenty-eight weeks of 2000 when compared to the prior year. The increase for the twenty-eight week period was primarily the result of higher initial fees.

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

In April 2000, the Company hired a new President and CEO for its Shoney's Restaurant division. His focus is to redefine the culture of Shoney's into providing great service and operational execution. He has implemented a new training program that has "legendary service" at its core and will raise the operational expectations at all levels within the organization. The menu will put more emphasis on the bar by adding certain entree items to the bar and a special item on the bar each night. The guest will also be able to order from the menu, while getting their accompaniments from our "all you care to eat" soup, salad, fruit and vegetable bar. Implementation of the enhanced menu will include retraining of all restaurant personnel. Continuous retraining will be done through a new satellite system that allows for web-based training and real time video training. Utilizing this new technology should help to insure that all employees are trained at standards consistent with senior management expectations.

Expenses declined $25.8 million, or 22.1%, and $68.0 million, or 25.2%, in the second quarter and the first twenty-eight weeks of 2000, respectively, when compared to the same period in 1999. Expenses as a percentage of revenue were 95.7% in the second quarter of 2000 compared to 97.3% in the second quarter of 1999. In the second quarter of 2000, as a percentage of revenues, increases in food and supply costs, restaurant labor and multi-unit supervisory expenses were more than offset by lower operating expenses. For the twenty-eight week periods, expenses as a percentage of sales were 97.9% in 2000 compared to 99.0% in 1999. For the first twenty-eight weeks, as a percentage of sales, higher food and supply costs and higher labor costs were offset by lower operating expenses.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, increased $0.8 million and $1.6 million in the second quarter and first twenty-eight weeks of 2000, respectively, when compared to the comparable prior year period.

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

Captain D's Restaurants

                                             Quarters Ended             Twenty-eight Weeks Ended
($ in thousands)                        May 14,         May 9,          May 14,           May 9,
                                         2000           1999             2000             1999
                                      ----------------------------------------------------------
Restaurant sales                      $  79,249      $  78,824        $ 171,662        $ 170,479
Franchise revenue                         1,335          1,342            2,913            2,922
                                      -----------------------------------------------------------
  Total Captain D's revenue              80,584         80,166          174,575          173,401
Expenses                                 69,545         69,043          153,821          151,561
                                      -----------------------------------------------------------
EBIT as defined                       $  11,039      $  11,123        $  20,754        $  21,840
                                      ===========================================================

Comparable store sales increase (a)         3.0%           3.3%             1.3%             1.4%
Operating restaurants at end of
  quarter:
    Company-owned                           363            365
    Franchised                              204            208
                                       ----------------------------------------------------------
      Total                                 567            573
                                       ==========================================================

(a) Prior year amounts have not been restated for comparable restaurants

Captain D's total revenue increased $0.4 million, or 0.5%, and $1.2 million, or 0.7%, in the second quarter and first twenty-eight weeks of 2000, respectively, when compared with the comparable prior year period. The components of the change in Captain D's concept revenue are summarized as follows:

($ in millions)                         Quarter Ended           Twenty-eight Weeks Ended
                                         May 14, 2000                  May 14, 2000
                                        -------------           ------------------------
Sales from operating restaurants           $   0.9                       $   2.3
Closed restaurants                            (0.5)                         (1.1)
                                        -------------           ------------------------
  Total change in restaurant sales             0.4                           1.2
Franchise revenues                              -                             -
                                        -------------           ------------------------
Total                                      $   0.4                       $   1.2
                                        =============           ========================

Revenues were reduced by the closing of four under-performing Company-owned restaurants in 1999. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Captain D's restaurants closed are as follows:

                                        Quarters Ended                  Twenty-eight Weeks Ended
($ in thousands)                 May 14,               May 9,          May 14,               May 9,
                                  2000                 1999             2000                 1999
                            ----------------------------------------------------------------------
                                    EBIT as            EBIT as             EBIT as              EBIT as
                            Sales   defined     Sales  defined      Sales  defined     Sales    defined
Stores closed               $  -    $ (3)       $519   $(14)        $  -   $(12)       $1,116   $(58)

Franchise revenue was virtually unchanged in the second quarter and the first twenty-eight weeks of 2000, when compared to the same period in 1999. Management plans to continue the success of the Captain D's concept by continuing to feature promotional menu items aimed at increasing customer traffic and by the continued development of effective advertising programs.

Expenses increased $0.5 million, or 0.7%, and $2.3 million, or 1.5%, in the second quarter and the first twenty-eight weeks of 2000, respectively, when compared to the same period in 1999. Expenses as a percentage of revenues were 86.3% in the second quarter of 2000 compared to 86.1% in the second quarter of 1999. As a percentage of sales, decreases in food and supply costs were more than offset by increases in restaurant labor, operating expenses and multi-unit supervisory costs. For the first twenty-eight weeks, as a percentage of sales, expenses were 88.1% in 2000 compared to 87.4% in 1999. As a percentage of sales, higher labor costs were partially offset by lower food and supply costs.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring costs and litigation settlements, declined $0.1 million in the second quarter of 2000 when compared to the comparable prior year quarter and declined $1.1 million for the first twenty-eight weeks of 2000 when compared to the prior year period.

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


COI

                                  Quarters Ended                  Twenty-eight Weeks Ended
($ in thousands)             May 14,            May 9,            May 14,           May 9,
                              2000              1999               2000             1999
                           ---------------------------------------------------------------
Outside sales              $  31,643        $  26,485           $  63,693       $  57,648
Inter-company sales           66,470           78,095             145,090         174,661
                           ---------------------------------------------------------------
  Total COI revenue           98,113          104,580             208,783         232,309
Expenses                      96,855          102,022             206,734         227,347
                           ---------------------------------------------------------------
EBIT as defined            $   1,258        $   2,558           $   2,049       $   4,962
                           ===============================================================
Distribution centers at
end of quarter                     3                3

Total revenue declined $6.4 million, or 6.2%, and $23.5 million, or 10.1%, in the second quarter and first twenty-eight weeks of 2000, respectively, when compared to the prior year period. Outside revenues of COI increased by $5.2 million and $6.0 million in the second quarter and first twenty-eight weeks of 2000, respectively. The increase in outside sales for the second quarter of 2000 resulted primarily from an increase in the number of outside customers. Inter-company sales declined in the second quarter and first twenty-eight weeks of 2000 when compared to the prior year period primarily as a result of closing Company-owned restaurants. In addition, during the first quarter of 2000, COI entered into a five-year service agreement with Captain D's. The agreement is expected to lower Captain D's purchasing costs by approximately $1.4 million annually.

Expenses declined $5.1 million, or 5.1%, and $20.6 million, or 9.1%, in the second quarter and first twenty-eight weeks of 2000, respectively, when compared to the prior year period. Expenses, as a percentage of sales, were
98.7% and 99.0% in the second   quarter and first twenty-eight weeks of
2000, respectively, compared to 97.6% and 97.9% in the second quarter and first twenty-eight weeks of 1999, respectively. The increase in expenses as a percentage of sales is due to higher cost of goods sold, labor and operating expenses.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, decreased $1.3 million and $2.9 million in the second quarter and first twenty-eight weeks of 2000, respectively, when compared to the prior year period.

Liquidity and Capital Resources

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company operates with a substantial net working capital deficit. Management does not believe that the working capital deficit hinders the Company's ability to meet its obligations as they become due. The Company's Line of Credit is available to cover short and long term working capital requirements. The Company's cash provided by operating activities declined during fiscal 1999, as compared to fiscal 1998, and declined $29.3 million during the first twenty-eight weeks of 2000 when compared to the prior year period. This decrease in cash provided by operations was due primarily to changes in operating assets and liabilities. The change in operating assets and liabilities during 2000 was the result of increases in inventory and accounts receivable and a decline in accrued expenses and other liabilities. The decline in accrued expenses and other liabilities was in large part due to cash required for the reduction of self-insurance reserves, exit cost reserves and other employee compensation and related liabilities. The change in operating assets and liabilities in 1999 was primarily due to a non-recurring change in refundable income taxes.

Cash provided by investing activities during the first twenty-eight weeks of 2000 totaled $20.2 million as compared to cash provided by investing activities of $41.4 million in the same period of 1999. The change in cash provided by investing activities was due principally to a decrease in proceeds from the disposal of property, plant and equipment.

The Company balances its capital spending throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations and debt service requirements. The Company has planned capital expenditures for 2000 of approximately $27.0 million. The Company does not plan to build a significant number of new restaurants during 2000 and will invest its capital in improvements to existing operations.
Budgeted capital expenditures for 2000 include $6.6 million for remodeling and refurbishment of restaurants, $10.3 million for additions to existing restaurants and $10.1 million for other assets. Cash required for capital expenditures totaled $10.6 million for the first twenty-eight weeks of 2000.

During 1999, the Company closed 127 restaurants. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, have been actively marketed. The Company's 1997 Credit Facility requires that net proceeds from asset dispositions be applied to reduce senior debt. At May 14, 2000, the Company had approximately 26 properties classified as assets held for sale with a carrying value of $13.0 million. Cash proceeds from asset dispositions were $31.2 million for the first twenty-eight weeks of 2000 compared to $53.1 million for the first twenty-eight weeks of 1999.

The Company completed a refinancing of its senior debt on December 2, 1997. The 1997 Credit Facility consisted of a $75.0 million revolving line of credit ("Line of Credit") and two term notes of $100.0 million ("Term A Note") and $200.0 million ("Term B Note"), respectively, due in 2002. The term notes replaced the Company's reducing revolving credit facility, the senior secured bridge loan which was obtained in 1996 to provide financing for the acquisition of substantially all the assets of TPI Enterprises, Inc., and a series of mortgage financings. The new debt facility provided the Company with additional liquidity and a debt amortization schedule which better supported the Company's business improvement plans.

During the first twenty-eight weeks of 2000, the Company's cash used by financing activities was $31.2 million compared with cash used by financing activities of $57.0 million for the same period in 1999. Payments on the Term A and Term B Notes of $29.4 million were required as a result of the sale of surplus property. The debt reductions from property sales were partially offset by additional net borrowings of $7.6 million under the Company's Line of Credit.

The Company had approximately $35.0 million and $108.5 million outstanding under Term A Note and Term B Note, respectively, at May 14, 2000. The amounts available under the Line of Credit are reduced by letters of credit of approximately $27.2 million and borrowings of $18.5 million resulting in available credit under the Line of Credit of approximately $29.3 million at May 14, 2000. Due to the nature of the loan covenants contained in the Company's 1997 Credit Facility, the Company's ability to draw under the Line of Credit could be restricted. Based upon the financial covenants at May 14, 2000, the Company could have drawn approximately $2.9 million under the Line of Credit and remained in compliance with its loan agreement. At May 14, 2000, the Company had cash and cash equivalents of approximately $6.7 million.

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

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources when compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past seven years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic, however, performance improvement efforts for the Shoney's Restaurants during the past three years have not resulted in improvements in margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Shoney's Restaurants operating margins until it can consistently increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its credit agreement, generally is not permitted to incur additional debt and is limited to annual capital expenditures of $35.0 million. Management believes the annual capital expenditures permitted under the credit agreement are sufficient for the execution of its business plan. As of May 18, 2000, the 1997 Credit Facility requires, among other terms and conditions, payments in the first half of fiscal 2002 of approximately $131.9 million. In addition, $51.6 million of 8.25% subordinated convertible debentures are due in July 2002. Further, the Company's zero coupon subordinated debentures mature in 2004. On March 7, 2000, the Company announced it had retained Banc of America Securities LLC to assist it in restructuring its balance sheet. On March 27, 2000, the Company commenced a purchase offer and consent solicitation, (the "Purchase Offer") for its outstanding subordinated debt. The Purchase Offer (including the consent solicitation) was $250 per $1,000 principal amount of the Company's subordinated convertible debentures and $250 per $1,000 of accreted value of the Company's zero coupon convertible debentures, and required 90% acceptance from the bondholders. The Purchase Offer expired on April 24, 2000 with only 4.9% of holders tendering their debentures. Subsequent to expiration of the Purchase Offer, dialogue continued with certain bondholders regarding the possibility of purchasing this indebtedness at a discount. On June 28, 2000, the Company announced its intention to commence a cash tender offer to purchase any and all of the outstanding subordinated convertible debentures and zero coupon convertible debentures for an aggregate price of approximately $80 million. The Company has received written agreements from holders of 58% of the zero coupon convertible debentures and 72% of the subordinated convertible debentures to tender their debentures in the offer when it is commenced. The Company expects the tender offer to be subject to the satisfaction of certain conditions, including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. No assurance can be given that the debentures can be repurchased or refinanced or that the Company's remaining indebtedness can be refinanced on terms satisfactory to the Company. If the Company is unable to repurchase the debentures or refinance its indebtedness, either in the near future or at maturity, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

Based on current operating results, forecasted operating trends and anticipated levels of asset sales, management believes that additional financial covenant modifications could be required during the current fiscal year. Management believes that loan covenant modifications, if required in 2000, could be obtained. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. The Company was in compliance with its financial covenants at the end of the second quarter of 2000.

As previously announced, the Company received notification from the New York Stock Exchange (the "NYSE") that it had fallen below the NYSE's continued listing standards. The notification stated that the Company is "below criteria" with respect to the NYSE's requirements for total market capitalization (minimum of $50 million) and stockholders' equity (minimum of $50 million). In addition, the Company received notice that it had fallen below the minimum share price of $1 over a thirty trading-day period.

As required by the notification, the Company submitted to the NYSE a business plan that sets forth definitive action that the Company intends to take that would demonstrate progress toward meeting the NYSE's listing criteria within 18 months. If the NYSE accepts the business plan, the Company will be subject to quarterly monitoring for compliance with the plan and the Company's stock would continue to trade on the NYSE; however, failure by the Company to meet the plan could result in suspension from trading, and subsequent delisting, of the Company's stock from the NYSE. If the NYSE rejects the business plan, the Company's stock would be subject to NYSE trading suspension and delisting by the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 31, 2000, is incorporated herein by this reference.


                        PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Company's shareholders (the "Annual Meeting") was held on March 28, 2000.

(b) At the meeting, only the election of directors was submitted to a vote of shareholders. The name of each director elected at the Annual meeting is set forth below.

(c) The results of voting for the election of directors at the Annual Meeting were as follows:


      Nominee                  For               Withheld
---------------------------------------------------------
J. Michael Bodnar           37,925,734           1,418,919
Stephen E. Macadam          38,206,287           1,138,366
Jeffry F. Schoenbaum        38,148,024           1,196,629
Raymond D. Schoenbaum       38,149,917           1,194,736
William A. Schwartz         38,203,125           1,141,528
Carroll D. Shanks           38,186,422           1,158,231
Felker W. Ward, Jr.         38,205,162           1,139,491
William M. Wilson           38,189,869           1,154,784
James D. Yancey             38,218,026           1,126,627

There were no abstentions or broker non-votes in the election of directors.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly Report on Form 10-Q:


27     Financial Data Schedule (For SEC Use Only)

     (b) On May 5, 1999 the Company filed a Current Report on Form 8-K reporting the receipt of a commitment letter for additional senior financing and the receipt of notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing criteria.

                               SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


        Date: June 28, 2000                By: /s/ James M. Beltrame
                                               ---------------------
                                               James M. Beltrame
                                               Chief Financial Officer,
                                               Principal Financial and Chief
                                               Accounting Officer

                             EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
27               Financial Data Schedule (For SEC Use Only)               32