Form 10-Q
period 2000-08-06
SHONEYS INC
filed 2000-09-20
CIK 89902

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                          -------------------

                               FORM 10-Q

(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 6, 2000
                                   OR
  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________  to _______

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

         As of September 15, 2000, there were 50,659,082 shares of Shoney's, Inc. $1 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                        SHONEY'S, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheet
                                 (Unaudited)
                                                               August 6,        October 31,
                                                                 2000              1999
                                                            --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $    5,096,871    $   10,991,872
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,220,000 in 2000
     and $1,497,000 in 1999                                     10,408,286         8,397,342
  Inventories                                                   34,688,497        37,347,025
  Prepaid expenses and other current assets                      4,743,424         5,038,982
  Net current assets of discontinued operations                    870,773         1,406,612
  Net property, plant and equipment held for sale                9,838,468        27,282,950
                                                            --------------    --------------
     Total current assets                                       65,646,319        90,464,783

Property, plant and equipment, at lower of cost or market      588,901,223       608,937,944
Less accumulated depreciation and amortization                (335,799,620)     (332,728,963)
                                                            ---------------   ---------------
    Net property, plant and equipment                          253,101,603       276,208,981

Other assets:
  Goodwill (net of accumulated amortization of
     $6,888,000 in 2000 and $7,001,000 in 1999)                 15,583,078        19,720,435
  Deferred charges and other intangible assets                   5,248,412         5,930,275
  Net non-current assets of discontinued operations                      0         9,460,324
  Other assets                                                   3,885,979         3,870,368
                                                            --------------    ---------------
     Total other assets                                         24,717,469        38,981,402
                                                            --------------    ---------------
                                                            $  343,465,391    $  405,655,166
                                                            ==============    ===============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $   23,062,216    $   28,346,517
  Other accrued liabilities                                     60,842,753        63,532,776
  Reserve for litigation settlements due within one year                           3,872,961
  Debt and capital lease obligations
      due within one year                                       27,029,070        29,333,548
                                                            --------------    --------------
     Total current liabilities                                 110,934,039       125,085,802

Long-term senior debt and
   capital lease obligations                                   154,629,713       186,349,492
Zero coupon subordinated convertible debentures                130,582,386       122,520,712
Subordinated convertible debentures, net of
   bond discount of $1,848,000 in 2000 and
   $2,505,000 in 1999                                           49,715,169        49,057,719
Reserve for litigation settlements                                                   158,687

Other liabilities                                               25,419,955        28,568,820
Self insurance reserves                                         31,521,958        41,051,290

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000;  issued 50,625,410 in 2000
      and 49,492,514 in 1999                                    50,625,410        49,492,514
  Additional paid-in capital                                   137,672,469       137,674,675
  Accumulated deficit                                         (347,635,708)     (334,304,545)
                                                            ---------------   ---------------
     Total shareholders' deficit                              (159,337,829)     (147,137,356)
                                                            ---------------   ---------------
                                                            $  343,465,391    $  405,655,166
                                                            ===============   ===============

See notes to consolidated condensed financial statements.

                                   2

                      SHONEY'S, INC. AND SUBSIDIARIES
               Consolidated Condensed Statement of Operations
                               (Unaudited)
                                                                      Forty Weeks Ended
                                                                 August 6,         August 1,
                                                                   2000              1999
                                                              -------------     -------------
Revenues
  Net sales                                                   $ 633,620,084     $ 715,636,463
  Franchise fees                                                 11,622,980        11,491,143
  Other income                                                    8,050,295        17,569,532
                                                              -------------     -------------
                                                                653,293,359       744,697,138
Costs and expenses
  Cost of sales                                                 576,744,891       649,613,363
  General and administrative expenses                            48,758,674        58,832,813
  Impairment write down of long-lived assets                     12,845,777        18,422,554
  Restructuring expenses                                                              441,365
  Litigation settlement                                                            14,500,000
  Interest expense                                               28,604,561        32,800,556
                                                              -------------     -------------
     Total costs and expenses                                   666,953,903       774,610,651
                                                              -------------     -------------

Loss from continuing operations before income taxes             (13,660,544)      (29,913,513)

Provision for income taxes                                          436,000
                                                              --------------    --------------
Net loss from continuing operations                             (14,096,544)      (29,913,513)

Discontinued operations, net of income taxes                        190,290         1,508,339

Gain on sale of discontinued operations,                            575,091
    net of income taxes                                        --------------    --------------

Net loss                                                      $ (13,331,163)    $ (28,405,174)
                                                              ==============    ==============

Earnings per common share
     Basic
        Net loss from continuing operations                   $       (0.28)    $      (0.61)
        Discontinued operations, net of income taxes                   0.00             0.03
        Gain on sale of discontinued operations,
           net of income taxes                                         0.01
        Net loss                                              $       (0.26)    $      (0.58)

     Diluted:
        Net loss from continuing operations                   $       (0.28)    $      (0.61)
        Discontinued operations, net of income taxes                   0.00             0.03
        Gain on sale of discontinued operations,
           net of income taxes                                         0.01
                                                              --------------    -------------
        Net loss                                              $       (0.26)    $      (0.58)
                                                              ==============    =============

Weighted average shares outstanding
     Basic                                                       50,361,065       49,295,460

     Diluted                                                     50,361,065       49,295,460

Common shares outstanding                                        50,625,410       49,455,016

Dividends per share                                                    NONE             NONE


See notes to consolidated condensed financial statements.


                                     3

                       SHONEY'S, INC. AND SUBSIDIARIES
                Consolidated Condensed Statement of Operations
                                (Unaudited)

                                                                      Twelve Weeks Ended
                                                                  August 6,       August 1,
                                                                    2000            1999
                                                                -------------   -------------
Revenues
  Net sales                                                     $ 194,835,376   $ 216,977,985
  Franchise fees                                                    3,765,629       3,690,101
  Other income                                                      2,166,115       1,642,998
                                                                -------------   -------------
                                                                  200,767,120     222,311,084

Costs and expenses
  Cost of sales                                                   178,795,880     196,333,306
  General and administrative expenses                              15,256,010      16,354,939
  Impairment write down of long-lived assets                       12,845,777      18,422,554
  Restructuring expenses                                                              441,365
  Interest expense                                                  8,171,254       9,092,222
                                                                -------------   -------------
     Total costs and expenses                                     215,068,921     240,644,386
                                                                -------------   -------------

Loss from continuing operations before income taxes               (14,301,801)    (18,333,302)

Provision for income taxes                                            164,000               -
                                                                --------------  --------------

Loss from continuing operations                                   (14,465,801)    (18,333,302)

Discontinued operations, net of income taxes                         (339,931)        815,472
                                                                --------------  --------------

Net loss                                                        $ (14,805,732)  $ (17,517,830)
                                                                ==============  ==============


Earnings per common share
  Basic:
        Net loss from continuing operations                     $       (0.29)  $       (0.37)
        Discontinued operations, net of income taxes                    (0.01)           0.02
                                                                --------------  --------------
        Net loss                                                $       (0.29)  $       (0.35)
                                                                ==============  ==============

  Diluted:
        Net loss from continuing operations                     $       (0.29)  $       (0.37)
        Discontinued operations, net of income taxes                    (0.01)           0.02
                                                                --------------  --------------
        Net loss                                                $       (0.29)  $       (0.35)
                                                                ==============  ==============

Weighted average shares outstanding
  Basic                                                            50,611,911      49,451,512

  Diluted                                                          50,611,911      49,451,512


Common shares outstanding                                          50,625,410      49,455,016

Dividends per share                                                      NONE            NONE


See notes to consolidated condensed financial statements.


                                    4

                      SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Cash Flows
                              (Unaudited)

                                                                   Forty Weeks Ended
                                                             August 6,         August 1,
                                                               2000              1999
                                                          --------------    --------------
Operating activities
  Net loss                                                $ (13,331,163)    $ (28,405,174)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Income from discontinued operations,
          net of income taxes                                  (190,290)       (1,508,339)
       Gain on sale of discontinued operations,
          net of income taxes                                  (575,091)
       Depreciation and amortization                         27,199,240        31,195,961
       Amortization of deferred charges and other
          non-cash charges                                   10,564,791        12,981,083
       Gain on disposal of property, plant and equipment     (6,627,111)      (16,122,391)
       Impairment write down of long-lived assets            12,845,777        18,422,554
       Litigation settlement                                                   14,500,000
       Changes in operating assets and liabilities          (15,970,341)        8,984,544
                                                          --------------    --------------
           Net cash provided by continuing
             operating activities                            13,915,812        40,048,238
           Net cash provided by discontinued
             operating activities                               613,231           763,788
                                                          --------------    --------------

           Net cash provided by operating activities         14,529,043        40,812,026

Investing activities
  Cash required for property, plant and equipment           (17,278,229)      (18,973,306)
  Cash required for assets held for sale                       (275,533)         (510,008)
  Proceeds from disposal of property, plant and equipment    23,193,690        57,239,566
  Proceeds from disposal of discontinued operations          11,854,139         5,519,429
  Cash provided by other assets                                  18,393            40,704
                                                          --------------    --------------
           Net cash provided by investing activities         17,512,460        43,316,385


Financing activities
  Payments on long-term debt and
    capital lease obligations                               (48,831,209)      (73,800,428)
  Proceeds from long-term debt                               18,500,000
  Net payments on short-term debt                            (2,168,490)
  Payments on litigation settlements                         (3,726,680)      (11,050,994)
  Cash required for debt issue costs                         (1,710,125)         (180,093)
                                                          --------------    --------------
          Net cash used by financing activities             (37,936,504)      (85,031,515)
                                                          --------------    --------------


  Change in cash and cash equivalents                     $  (5,895,001)    $    (903,104)
                                                          ==============    ==============

See notes to consolidated condensed financial statements.


                                      5

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















                                     6
                      SHONEY'S, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                             August 6, 2000
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the Consolidated Condensed Financial Statements to conform to the 2000 presentation. Operating results for the twelve and forty week periods ended August 6, 2000 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 29, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 31, 1999.

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


                                                               Forty            Forty
                         Quarter Ended    Quarter Ended     Weeks Ended      Weeks Ended
($ in thousands)         August 6, 2000   August 1, 1999   August 6, 2000   August 1, 1999
                         --------------   --------------   --------------   --------------

Net income (loss)              $ (340)           $ 815             $ 190           $ 1,508
Gains on sale of
 discontinued operations       $    -               -              $ 575                 -



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

As of August 6, 2000, of the properties acquired in the TPI transaction, the Company has closed 111 under-performing Shoney's Restaurants, 11 under-performing Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. In addition, 17 of the acquired Shoney's Restaurants were sold to franchisees. Twenty-eight of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the third quarter and first forty weeks of 2000, approximately $0.3 million and $0.7 million, respectively, in costs to exit restaurants acquired were charged to this liability. During the third quarter and first forty weeks of 1999, approximately $0.3 million and $1.4 million, respectively, in costs were charged to this liability. Approximately $7.1 million of anticipated exit costs related to the TPI acquisition remain accrued at August 6, 2000.

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

During the first quarter of 1998, the Company recorded an additional impairment charge of $2.6 million of which $0.9 million was related to assets held and used in the Company's operations and $1.7 million related to the adjustment of fair values of assets held for disposal. Based on the continued decline in operating performance of the Company's restaurant operations, particularly the Shoney's Restaurant division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $45.8 million during the third quarter of 1998. Approximately $42.9 million of the third quarter 1998 asset impairment charge related to assets held and used in the Company's operations and approximately $2.9 million related to assets held for disposal.

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

During the third quarter of 2000, the Company completed an asset impairment analysis on its operating restaurants and rental properties and recorded an asset impairment charge of $12.8 million. Approximately $10.9 million of the third quarter 2000 impairment charge was related to the Shoney's Restaurant division.

At August 6, 2000, the carrying value of the 19 properties to be disposed of was $9.8 million and is reflected on the Consolidated Condensed Balance Sheet as net property, plant and equipment held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 5 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. During the third quarter of 1999, the Company recorded $0.4 million in severance and related costs pertaining to the planned closure of its distribution center in Macon, Georgia. There were no restructuring costs recorded in the third quarter of 2000. In addition to amounts recorded in previous years, the Company recorded approximately $6.1 million in exit costs during 1999, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. The Company charged approximately $2.2 million and $0.6 million against these exit costs reserves in the third quarter of 2000 and 1999, respectively. Approximately $5.5 million and $2.3 million were charged against this liability in the first forty weeks of 2000 and 1999, respectively. Approximately $6.5 million of accrued exit costs remain at August 6, 2000.

During 1999, the Company closed 127 Company-owned restaurants and sold 19 Shoney's Restaurants to franchisees. Twelve Shoney's Restaurants were sold to franchisees during the first forty weeks of 2000 and one Shoney's and one Captain D's Restaurant were closed. Below are sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for the third quarter and first forty weeks of 2000 and 1999, respectively, for the restaurants closed or sold prior to August 6, 2000.



                                                                  Forty             Forty
                        Quarter Ended      Quarter Ended       Weeks Ended       Weeks Ended
($ in thousands)        August 6, 2000     August 1, 1999     August 6, 2000    August 1, 1999
                        --------------   -----------------   ---------------   ----------------
                               EBIT as             EBIT as           EBIT as            EBIT as
                        Sales  defined   Sales     defined   Sales   defined   Sales    defined
                        ------------------------------------------------------------------------

Stores closed or sold   $124   $(189)    $26,157   $(1,879)  $6,425  $(983)    $96,926  $(8,455)
                        ========================================================================


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

The table below presents the computation of basic and diluted income (loss) per share:

                                                                           Forty             Forty
(in thousands except EPS)          Quarter Ended     Quarter Ended      Weeks Ended       Weeks Ended
                                   August 6, 2000    August 1, 1999    August 6, 2000    August 1, 1999
                                   --------------    --------------    --------------    --------------
Numerator:
----------
Net loss -
 numerator for Basic EPS             $ (14,806)        $ (17,518)        $ (13,331)        $ (28,405)
Net loss after assumed
 conversion of debentures -
 numerator for Diluted EPS           $ (14,806)        $ (17,518)        $ (13,331)        $ (28,405)

Denominator:
------------
Weighted-average shares outstanding -
  denominator for Basic EPS             50,612            49,452            50,361            49,295
Dilutive potential shares -
  denominator for Diluted EPS           50,612            49,452            50,361            49,295

Basic EPS loss                       $   (0.29)        $   (0.35)        $   (0.26)        $   (0.58)
Diluted EPS loss                     $   (0.29)        $   (0.35)        $   (0.26)        $   (0.58)


As of August 6, 2000, the Company had outstanding approximately 6,023,000 options to purchase shares at prices ranging from $0.62 to $25.51. In addition to options to purchase shares, the Company had approximately 40,000 common shares reserved for future distribution pursuant to certain employment agreements. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder (see Note
14). As of August 6, 2000, the Company had reserved 5,205,280 and 2,604,328 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss for all periods presented, the effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 7 - INCOME TAXES

The Company is estimating an effective tax rate for the twelve and forty week periods ended August 6, 2000 of (1.1)% and (3.2)%, respectively, and has recorded an income tax provision of $0.2 million and $0.4 million for the twelve and forty week periods ended August 6, 2000. The Company estimated an effective tax rate of 0% for the twelve and forty week periods ended August 1, 1999 and accordingly, recorded no income tax provision or benefit. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and an adjustment to the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of August 6, 2000, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109 which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

NOTE 8 -DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

The Company had a credit facility with a syndicate of financial institutions which provided for up to $375 million (the "1997 Credit Facility") consisting of a $75 million line of credit ("Line of Credit") and two term notes of $100 million and $200 million ("Term A Note" and "Term B Note"), respectively, due in April 2002. On June 28, 2000 the Company announced a restructuring and refinancing of the Company that included the commencement of a tender offer for all of the Company's subordinated debentures and the refinancing of substantially all of the Company's senior debt (see Note 14).

The 1997 Credit Facility provided for interest under the Line of Credit, Term A Note and Term B Note based on certain defined financial ratios. At August 6, 2000, the applicable margin for amounts outstanding under the Line of Credit and Term A Note was 2.5% over Libor or 1.5% over the prime rate, and the applicable margin for amounts outstanding under the Term B Note was 3.0% over Libor or 2.0% over the prime rate.

At August 6, 2000, the Company had approximately $30.0 million and $103.0 million outstanding under its Term A Note and Term B Note, respectively, and had borrowed $23.7 million under the Line of Credit. The Line of Credit provided the Company with $15 million of short term credit under a swing line (the "Swing Line") and $60 million (reduced by outstanding letters of credit) of long term credit under a working capital line (the "Working Capital Line"). Pursuant to the terms of the 1997 Credit Facility, the Swing Line provided the Company with day-to-day cash needs and was required to be repaid with the Company's daily excess cash flows. The Working Capital Line provided the Company with long term cash requirements and, pursuant to the terms of the 1997 Credit Facility, was not required to be repaid until the credit facility terminated. As of August 6, 2000, the Company had drawings of $8.7 million under the Swing Line, $15.0 million under the Working Capital Line and had outstanding letters of credit of $27.9 million, resulting in available credit under the Line of Credit of $23.4 million. The Company paid an annual fee of 0.5% for unused available credit under the Line of Credit.

The 1997 Credit Facility required the Company to have in place an interest rate hedge program covering a notional amount of not less than $50 million and not greater than $200 million. Prior to May 11, 2000, the Company had interest rate swap agreements in place covering a notional amount of $100 million which effectively swapped floating rate debt for fixed rate debt. On May 11, 2000, the Company sold $50 million of interest rate swap agreements, $40 million of which carried a fixed interest rate of 5.9% plus the applicable margin and $10 million of which carried a fixed interest rate of 6.1% plus the applicable margin, for $0.3 million. As of August 6, 2000, the amount of the Company's debt covered by interest rate swap agreements was $50 million. This amount was comprised of a $20 million agreement and a $30 million agreement with fixed interest rates of 5.6% and 6.1%, respectively, plus the applicable margin. At August 6, 2000, the estimated positive market value of the interest rate swap agreements was approximately $0.2 million. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the Consolidated Condensed Financial Statements.

Debt and obligations under capital leases at August 6, 2000 and October 31, 1999 consisted of the following:


($ in thousands)                                  August 6, 2000           October 31, 1999
                                                  --------------           ----------------

Senior debt - Line of Credit                        $  23,719                $  10,887
Senior debt - Term A Note                              29,994                   45,672
Senior debt - Term B Note                             103,022                  130,801
Subordinated zero coupon convertible debentures       130,582                  122,521
Subordinated convertible debentures                    49,715                   49,058
Industrial revenue bonds                               10,165                   10,315
Notes payable to others                                 3,938                    4,420
                                                    ---------                ---------
                                                      351,135                  373,674
Obligations under capital leases                       10,821                   13,587
                                                    ---------                ---------
                                                      361,956                  387,261
Less amounts due within one year                       27,029                   29,334
                                                    ---------                ---------
Amount due after one year                           $ 334,927                $ 357,927
                                                    =========                =========


On September 6, 2000, the Company completed a refinancing of its new senior bank debt and its cash tender offer for its subordinated zero coupon convertible debentures due April 2004 and its subordinated convertible debentures due July 2002 (see Note 14). In anticipation of the refinancing, the Company requested and received waivers for permission to begin the restructuring of the Company's operations and to waive, until September 30, 2000, all third quarter financial covenants under the 1997 Credit Facility. The Company's senior bank debt, which was subsequently refinanced, has been classified on the Company's balance sheet at August 6, 2000 based upon the maturity schedules provided in the Company's new senior indebtedness. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, the Company expects to be in compliance with the covenants contained in the new credit agreements.

The Company's new senior indebtedness is secured by substantially all of the Company's assets and (1) requires satisfaction of certain financial ratios and tests (some of which become more restrictive during the term of the credit facilities); (2) imposes limitations on capital expenditures; (3) limits the Company's ability to incur additional debt, leasehold obligations and contingent liabilities; (4) prohibits dividends and distributions on common stock; (5) prohibits mergers, consolidations or similar transactions; and (6) includes other affirmative and negative covenants.

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

Belcher II

On January 2, 1996, five current and/or former Shoney's hourly and/or fluctuating work week employees filed the case of "Bonnie Belcher, et al. v. Shoney's, Inc." ("Belcher II") in the U.S. District Court for the Middle District of Tennessee. The plaintiffs claimed that the Company had violated the Fair Labor Standards Act by either not paying them for all hours worked or improperly paying them for regular and/or overtime hours worked. This case also was provisionally certified as a class action.

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

Edelen

On December 3, 1997, two former Captain D's restaurant general managers or assistant managers filed the case of "Jerry Edelen, et al. v. Shoney's, Inc. d/b/a Captain D's" ("Edelen") in the U.S. District Court for the Middle District of Tennessee. Plaintiffs' claims in this case are very similar to those made in Belcher I. On March 28, 1998, the Court granted provisional class action status.

As noted above in the description of Belcher I, on March 20, 1999, the parties agreed to a global settlement of this case, Belcher I and Belcher II. On July 7, 1999, the Court entered final judgment approving the settlement and dismissing with prejudice the Edelen action against the Company.

Wilkinson

On December 20, 1996, a jury in Wyandotte County, Kansas returned a verdict against the Company in the case of "Wilkinson v. Shoney's, Inc." for approximately $0.5 million on a malicious prosecution and a wrongful discharge claim which was based on the Company's unsuccessful challenge to plaintiff's application for unemployment benefits after the plaintiff was terminated. The jury also found the Company liable for punitive damages on the malicious prosecution claim in an amount to be set by the trial Court. Although the trial Court judge stated that she did not find sufficient evidence to support punitive damages, the trial judge overruled the Company's motion for judgment as a matter of law and set punitive damages in the amount of $0.8 million. The Company appealed the total judgment of approximately $1.3 million. On April 28, 2000, the Kansas Supreme Court reversed the judgment in part. The punitive damage award was eliminated and the jury verdict was reduced to $158,271. The Company paid this judgment on May 16, 2000.

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

NOTE 10 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of August 6, 2000, the Company operated and franchised a chain of 1,048 restaurants in 28 states, which consists of two restaurant divisions:
Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company also operates Commissary Operations, Inc. ("COI"), a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. The Company's restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 11- LEASEHOLD INTERESTS ASSIGNED TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 42 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of August 6, 2000 to be approximately $13.3 million.

Property Sublet to Others - The Company subleases approximately 51 properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of August 6, 2000 to be approximately $7.2 million.

NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. As of the first day of fiscal 1999, the Company adopted SFAS 130. The adoption had no impact on the Company's results of operations because the Company had no items of comprehensive income. For the third quarter of 2000 and the third quarter of 1999, the total comprehensive loss amounted to $14.8 million and $17.5 million, respectively. For the first forty weeks of 2000 and 1999, comprehensive loss amounted to $13.3 million and $28.4 million, respectively.

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

In May 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. The Company's prior accounting policy expensed costs associated with startup activities systematically over a period not to exceed twelve months. The Company adopted SOP 98-5 effective the first day of fiscal 2000. The adoption of SOP 98-5 did not affect the Company's results of operations during the forty weeks ended August 6, 2000.

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


REVENUE
                                              Quarters Ended          Forty Weeks Ended
($ in thousands)                          August 6,    August 1,    August 6,    August 1,
                                            2000         1999         2000         1999
                                          ------------------------------------------------

Shoney's Restaurants                      $  92,162    $ 118,988    $ 293,625   $ 386,931
Franchise fees                                2,494        2,407        7,438       7,230
                                          -----------------------------------------------
  Total Shoney's                             94,656      121,395      301,063     394,161
Captain D's restaurants                      73,579       71,830      245,241     242,309
Franchise fees                                1,272        1,259        4,185       4,181
                                          -----------------------------------------------
  Total Captain D's                          74,851       73,089      249,426     246,490
COI                                          92,515      100,222      301,298     332,531
Corporate and other                           2,722        2,685       10,573      21,256
                                          -----------------------------------------------
  Total revenue for reportable segments     264,744      297,391      862,360     994,438
Elimination of inter-segment revenue         63,977       75,080      209,067     249,741
                                          -----------------------------------------------
Total consolidated revenue                $ 200,767    $ 222,311    $ 653,293   $ 744,697
                                          ===============================================




EBIT as Defined
                                         Quarters Ended                 Forty Weeks Ended
($ in thousands)                     August 6,      August 1,       August 6,      August 1,
                                       2000           1999            2000           1999
                                     -------------------------------------------------------
Shoney's                             $  1,306       $  4,497        $  5,703       $  7,286
Captain D's                             7,866          7,675          28,620         29,515
COI                                     1,512          1,731           3,561          6,693
Corporate and other                    (3,969)        (4,721)        (10,094)        (7,684)
                                     -------------------------------------------------------
Total EBIT as defined for
  reportable segments                   6,715          9,182          27,790         35,810
Other Charges:
  Interest expense                      8,171          9,092          28,605         32,801
  Impairment of long-lived assets      12,846         18,423          12,846         18,423
  Litigation settlement                    --             --              --         14,500
                                     -------------------------------------------------------
Consolidated loss from continuing
  operations before income taxes     $(14,302)      $(18,333)       $(13,661)      $(29,914)
                                     =======================================================


DEPRECIATION AND AMORTIZATION
                                         Quarters Ended                 Forty Weeks Ended
($ in thousands)                     August 6,      August 1,       August 6,      August 1,
                                       2000           1999            2000           1999
                                     -------------------------------------------------------
Shoney's                             $ 4,092        $ 4,865         $ 13,592       $ 16,499
Captain D's                            2,662          2,583            8,584          8,665
COI                                      339            393            1,169          1,429
Corporate and other                    1,154          1,452            3,854          4,603
                                     ------------------------------------------------------
Total consolidated depreciation
  and amortization                   $ 8,247        $ 9,293         $ 27,199       $ 31,196
                                     ======================================================


Note 14 - SUBSEQUENT EVENT

On June 28, 2000, the Company announced its intention to commence a cash tender offer (the "Tender Offer") to purchase any or all of the outstanding subordinated convertible debentures (the "TPI Debentures") and zero coupon convertible debentures (the "LYONs") for an aggregate price of approximately $80 million. The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to refinance the indebtedness outstanding under the Company's 1997 Credit Facility in addition to receiving financing necessary to effect the Tender Offer (the "Refinancing"). In order to accommodate the timing of the Refinancing, the Tender Offer was extended a number of times until September 6, 2000 at which time the Refinancing was completed and the Tender Offer was consummated.
Upon consummation of the Tender Offer, the Company repurchased approximately 90% of each of the TPI Debentures and the LYONs. Consummation of the Tender Offer and the Refinancing is expected to result in an extraordinary gain on the early retirement of debt of approximately $80 million in the Company's fourth quarter, net of expenses and taxes.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization of the Company operations allowed each of the Company's operating segments (Shoney's, Captain D's, and COI) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The new senior lending agreements generally prohibit the movement of cash between the operating segments except for payments under certain tax sharing arrangements and payments for goods and services.

Below is a brief description of the Company's senior indebtedness upon completion of the Refinancing.


                                             AMOUNT FINANCED
SEGMENT      DESCRIPTION OF FINANCING           AT CLOSING        TERM         INTEREST RATE
--------------------------------------------------------------------------------------------------------
Shoney's     $99 million mortgage financing   $99 million         20 years     $31.3 million floating
                                                                               rate of 4.1% over Libor
                                                                               $67.7 million fixed rate
                                                                               of 10.23%

             $40 million revolving credit     $23.4 million for   Two years    4.25% over Libor
             facility under an amendment and  letters of credit,               or 3.25% over the
             restatement of the 1997 Credit   $8.4 million funded              prime rate
             Facility

Captain D's  $115 million term loans          $115 million        16 months    4% over Libor
                                                                               or 3% over the prime rate

             $20 million revolving credit     $4.0 million for    16 months    3% to 4% over Libor or 2%
             facility                         letters of credit,               to 3% over the prime rate,
                                              $10 million funded               based on certain defined
                                                                               financial ratios

COI          $30 million revolving credit     $1.8 million for    Three years  2.75% over Libor or .5%
             facility                         letters of credit,               over the prime rate
                                              $16 million funded


In anticipation of the completion of the Refinancing, the Company requested and received waivers for permission to begin the Restructuring of the Company's operations and to waive, until September 30, 2000, all third quarter financial covenants under the 1997 Credit Facility.

The Company's new senior loan agreements are secured by substantially all of the Company's assets. The new debt agreements (1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The third quarter and first three quarters of each of fiscal 2000 and 1999 covered periods of twelve and forty weeks, respectively. All references are to fiscal years unless otherwise noted.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the third quarter of 2000 and 1999, and the first forty weeks of 2000 and 1999 is as follows:


                      Quarters Ended                    Forty Weeks Ended
($ in millions)  August 6,        August 1,        August 6,        August 1,
                   2000             1999             2000             1999
                 -----------------------------------------------------------

Net sales        $ 194.8          $ 217.0          $ 633.6          $ 715.6
Franchise fees       3.8              3.7             11.6             11.5
Other income         2.2              1.6              8.1             17.6
                 ----------------------------------------------------------
                 $ 200.8          $ 222.3          $ 653.3          $ 744.7
                 ==========================================================


Changes in the number of restaurants for the first forty weeks of 2000 and the first forty weeks of 1999 are as follows:


               August 6, Restaurants  Restaurants  October 31,  August 1, Restaurants  Restaurants  October 25,
                 2000      Opened       Closed        1999        1999      Opened       Closed        1998
               ------------------------------------------------------------------------------------------------

Shoney's
  Company-owned  254          -           13(1)       267         348          1           61(2)      408
  Franchised     229         12(1)        41          258         255         10(2)        16         261
                 ---------------------------------------------------------------------------------------------
                 483         12           54          525         603         11           77         669
                 =============================================================================================
Captain D's
  Company-owned  362          1            1          362         365          -            -         365
  Franchised     203          -            2          205         206          1            6         211
                 ---------------------------------------------------------------------------------------------
                 565          1            3          567         571          1            6         576
                 =============================================================================================

(1) Includes 12 restaurants sold to franchisees
(2) Includes 10 restaurants sold to franchisees

Revenues for the third quarter of 2000 declined $21.5 million, or 9.7%, to $200.8 million, as compared to revenues of $222.3 million in the third quarter of 1999. For the first three quarters of 2000, revenues decreased $91.4 million, or 12.3%, to $653.3 million as compared to the same period in 1999. The following table summarizes the components of the decline in revenues:


($ in millions)            Quarter              Forty weeks
                            ended                  ended
                        August 6, 2000        August 6,  2000
                        -------------------------------------
Restaurant revenue        $ (25.0)              $ (90.4)
COI and other sales           2.9                   8.4
Franchise revenues             .1                    .1
Other income                   .5                  (9.5)
                          -----------------------------------
                          $ (21.5)              $ (91.4)
                          ===================================

The decline in restaurant revenues during the third quarter and the first three quarters of 2000 was principally due to a net decline in the number of restaurants in operation. Since the beginning of the first quarter of 1999, there has been a net decline of 157 Company-owned restaurants in operation. The table below presents comparable store sales for Company-owned restaurants for the third quarter and first forty weeks of 2000 by restaurant concept:

                           Quarter                 Forty weeks
                            ended                     ended
                        August 6, 2000            August 6, 2000
                        ----------------------------------------
Shoney's Restaurants      (2.4)%                    (1.8)%
Captain D's                3.0 %                     1.8 %
Combined                  (0.1)%                    (0.2)%


COI and other sales increased $2.9 million and $8.4 million in the third quarter and first forty weeks, respectively. The increase in COI and other revenues was primarily due to additional customers serviced by COI.

Franchise revenues increased $0.1 million during the third quarter of 2000 and for the first three quarters of 2000, as compared to the same periods last year. The increase in franchise revenue was primarily the result of fees received from a franchisee in exchange for termination of several franchise agreements. The franchise agreements covered thirty-one Shoney's
Restaurants and will result in a loss of franchise revenue of approximately $1.0 million annually.

Other income increased $0.5 million during the third quarter of 2000 and decreased approximately $9.5 million for the first three quarters of 2000 as compared to the same periods in 1999. The increase in other income during the third quarter was primarily the result of higher gains from asset sales when compared to the prior year. The decline in other income for the first forty weeks of 2000 was due principally to lower net gains on asset sales when compared to the prior year. The principal components of other income for the third quarter of 2000 were net gains on asset sales ($1.7 million), interest and other income ($0.1 million) and rental income ($0.4 million). For the first three quarters of 2000, the principal components of other income were net gains on asset sales ($6.6 million), interest and other income ($0.6 million) and rental income ($0.9 million).

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues is shown below:


                              Quarters Ended                        Forty Weeks Ended
                      August 6, 2000     August 1, 1999     August 6, 2000     August 1, 1999
                      --------------     --------------     --------------     --------------
Food and supplies         39.1%              37.1%              39.1%              36.7%
Restaurant labor          27.2%              27.9%              26.5%              27.0%
Operating expenses        22.7%              23.3%              22.7%              23.5%
                          -----              -----              -----              -----
  Total cost of sales     89.0%              88.3%              88.3%              87.2%
                          =====              =====              =====              =====


As compared to restaurant revenues, COI revenues have a higher percentage of food and supply costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in COI revenue relative to the change in restaurant revenue can have an exaggerated effect on these expenses as a percentage of total revenues. Excluding the effect of other income, food and supply costs, as a percentage of revenues, increased 2.3% in the third quarter of 2000 when compared to the third quarter of 1999. The increase in food and supply costs in the third quarter of 2000, as a percentage of sales, was primarily the result of the increase in COI revenue relative to the decline in restaurant revenue and higher food and supply costs as a percentage of sales in Shoney's Restaurants. Excluding the effect of other income, food and supply costs increased 1.9%, as a percentage of revenues, in the first forty weeks, primarily due to the increase in COI revenue relative to the decline in restaurant revenue and due to higher food costs, as a percentage of sales, in Shoney's Restaurants and COI.

Excluding the effect of other income, consolidated restaurant labor decreased
 .6% and .8%, as a percentage of revenues, in the third quarter and the first forty weeks of 2000, respectively, primarily the result of the increase in COI revenue relative to the decline in restaurant revenue and the closure or sale of low volume unprofitable restaurants. Wage rates increased during the third quarter of 2000 as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. Restaurant labor increased, as a percentage of sales, in both Shoney's and Captain D's in the third quarter and forty weeks when compared to the prior year period. The Company expects continued upward pressure on consolidated restaurant labor in both restaurant concepts.

Excluding the effect of other income, consolidated operating expenses declined .6% and 1.1%, as a percentage of total revenues, in the third quarter and first forty weeks of 2000, respectively, as compared to the prior year. The decline in consolidated operating expenses, as a percentage of sales, was primarily the result of lower utilities, insurance, and repair and maintenance expenses.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues is shown below:

                                        Quarters Ended               Forty Weeks Ended
                               August 6, 2000  August 1, 1999  August 6, 2000  August 1, 1999
                               --------------  --------------  --------------  --------------
Consolidated general
  and administrative expenses      7.6%            7.4%            7.5%            7.9%
Consolidated interest expense      4.1%            4.1%            4.4%            4.4%

Excluding the effect of other income, consolidated general and administrative expenses, as a percentage of revenues, declined 0.3% and 0.5% in the third quarter and first forty weeks of 2000, respectively, when compared to the same period in 1999. This decline was principally due to legal expenses of $0.2 million incurred in the third quarter of 1999 and $3.6 million in the first forty weeks of 1999, associated with defending and settling certain employment litigation and an overall effort to reduce general and administrative costs as restaurants are closed.

Consolidated interest expense declined $.9 million and $4.2 million in the third quarter and first forty weeks of 2000, respectively, compared to the same period of 1999. The reduction in interest expense is primarily the result of lower senior debt outstanding. During the third quarter of 2000, the Company made $7.0 million of required prepayments and $3.4 million of scheduled payments on its senior bank debt. The prepayments resulted from proceeds from asset sales. The decline in interest expense on the Company's senior debt in the third quarter of 2000 was partially offset by an increase in interest expense on the Company's zero coupon subordinated convertible debentures of approximately $0.2 million and borrowings under the Company's Line of Credit.

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

The Company had an effective tax rate of (1.1)% and (3.2)% in the third quarter and first forty weeks of 2000 and 0% in the third quarter and first forty weeks of 1999. This effective federal tax rate differs from the federal statutory rate of 35% primarily due to the goodwill amortization which is not deductible for federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of August 6, 2000, the Company increased the valuation allowance for gross deferred tax assets for deductible temporary differences, tax credit carry forwards, and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

OPERATING SEGMENTS
SHONEY'S RESTAURANTS

                                              Quarters Ended               Forty Weeks Ended
($ in thousands)                          August 6,     August 1,      August 6,      August 1,
                                            2000          1999           2000           1999
                                          -----------------------------------------------------
Restaurant sales                          $ 92,162      $ 118,988      $ 293,625      $ 386,931
Franchise revenue                            2,494          2,407          7,438          7,230
                                          -----------------------------------------------------
  Total Shoney's revenue                    94,656        121,395        301,063        394,161
Expenses                                    93,350        116,898        295,360        386,875
                                          -----------------------------------------------------
EBIT as defined                           $  1,306      $   4,497      $   5,703      $   7,286
                                          =====================================================
Comparable store sales increase
  (decrease) (a)                              (2.4)%         (4.4)%         (1.8)%         (5.3)%
Operating restaurants at end of quarter:
  Company-owned                                254            348
  Franchised                                   229            255
                                          ------------------------------------------------------
    Total                                      483            603
                                          ======================================================

(a) Prior year amounts have not been restated for comparable restaurants

Shoney's concept total revenue declined $26.7 million, or 22.0%, and $93.1 million, or 23.6%, in the third quarter and first forty weeks of 2000, respectively, when compared to the comparable period of the previous year. The components of the change in Shoney's concept revenue are summarized as follows:

                                              Quarter Ended               Forty Weeks Ended
($ in millions)                               August 6, 2000               August 6, 2000
                                              --------------              -----------------
Sales from operating restaurants              $     (1.3)                 $      (4.4)
Closed restaurants                                 (25.5)                       (88.9)
                                              --------------              -----------------
  Total change in restaurant sales                 (26.8)                       (93.3)
Franchise revenues                                    .1                           .2
                                              --------------              -----------------
Total                                         $    (26.7)                 $     (93.1)
                                              ==============              =================

Revenues were significantly reduced by the closing of 123 under-performing Company-owned restaurants in 1999 and one additional restaurant in 2000. In addition, 19 Company-owned restaurants were sold to franchisees during 1999 and 12 Company-owned restaurants were sold to franchisees in the first forty weeks of 2000. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Shoney's Restaurants closed or sold are as follows:

                                   Quarters Ended                             Forty Weeks Ended
($ in thousands)            August 6,            August 1,             August 6,             August 1,
                              2000                 1999                  2000                  1999

                        Sales     EBIT as     Sales     EBIT as     Sales     EBIT as     Sales     EBIT as
                                  defined               defined               defined               defined
                        -------------------------------------------------------------------------------------
Stores closed or sold   $ -       $ (184)     $ 25,533  $ (1,829)   $ 5,869   $ (1,003)   $ 94,750  $ (8,373)
                        =====================================================================================

Shoney's Restaurants comparable store sales declined in the third quarter of 2000 by 2.4%. Franchise revenue increased $0.1 million in the third quarter of 2000 when compared to the prior year third quarter. The increase in franchise revenue in the third quarter of 2000 is primarily a result of fees received from a franchisee in exchange for termination of several franchise agreements. The franchise agreements covered thirty-one Shoney's Restaurants and will result in a loss of franchise revenue of approximately $1.0 million annually. Franchise revenue increased $0.2 million for the first forty weeks of 2000 when compared to the prior year. The increase for the forty week period was primarily the result of the previously mentioned termination fee.

In April 2000, the Company hired a new President and CEO for its Shoney's Restaurant division. His focus is to redefine the culture of Shoney's into providing great service and operational execution. Under his leadership, the division has implemented a new training program that has "legendary service" at its core and will raise the operational expectations at all levels within the organization. The menu will put more emphasis on the "all you care to eat" soup, salad, fruit and vegetable bar by adding certain entree items to the bar and a special item on the bar each night. The guests will also be able to order from the menu while getting their accompaniments from the bar. Implementation of the enhanced menu will include retraining of all restaurant personnel. Continuous retraining will be done through a new satellite system that allows for web-based training and real time video training. Utilizing this new technology should help to ensure that all employees are trained at standards consistent with senior management expectations.

Expenses declined $23.5 million, or 20.1%, and $91.5 million, or 23.7%, in the third quarter and the first forty weeks of 2000, respectively, when compared to the same period in 1999. Expenses as a percentage of revenue were 98.6% in the third quarter of 2000 compared to 96.3% in the third quarter of 1999. The increase in expenses in the third quarter of 2000, as a percentage of revenues, was the result of increases in food and supply costs, restaurant labor, operating expenses and multi-unit supervisory expenses. For the forty week period, expenses as a percentage of sales were 98.1% in 2000 compared to 98.2% in 1999. For the first forty weeks, as a percentage of sales, higher food and supply costs and higher labor costs were offset by lower operating expenses.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, decreased $3.2 million and $1.6 million in the third quarter and first forty weeks of 2000, respectively, when compared to the comparable prior year period.

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



CAPTAIN D'S RESTAURANTS

                                                  Quarters Ended               Forty Weeks Ended
($ in thousands)                              August 6,      August 1,      August 6,      August 1,
                                                2000           1999           2000           1999
                                              ------------------------------------------------------
Restaurant sales                              $ 73,579       $ 71,830       $ 245,241      $ 242,309
Franchise revenue                                1,272          1,259           4,185          4,181
                                              ------------------------------------------------------
  Total Captain D's revenue                     74,851         73,089         249,426        246,490
Expenses                                        66,985         65,414         220,806        216,975
                                              ------------------------------------------------------
EBIT as defined                               $  7,866       $  7,675       $  28,620      $  29,515
                                              ======================================================

Comparable store sales increase (a)                3.0%           0.5%            1.8%           3.0%
Operating restaurants at end of quarter:
  Company-owned                                    362            365
  Franchised                                       203            206
                                              -------------------------------------------------------
    Total                                          565            571
                                              =======================================================

(a) Prior year amounts have not been
restated for comparable restaurants

Captain D's total revenue increased $1.8 million, or 2.4%, and $2.9 million, or 1.2%, in the third quarter and first forty weeks of 2000, respectively, when compared with the comparable prior year period. The components of the change in Captain D's concept revenue are summarized as follows:


($ in millions)                     Quarter Ended       Forty Weeks Ended
                                    August 6, 2000        August 6, 2000
                                    --------------      -----------------
Sales from operating restaurants    $     2.3           $       4.5
Closed restaurants                       (0.5)                 (1.6)
                                    --------------      -----------------
  Total change in restaurant sales        1.8                   2.9
Franchise revenues                          -                     -
                                    --------------      -----------------
Total                               $     1.8           $       2.9
                                    ==============      =================

Revenues were reduced by the closing of four under-performing Company-owned restaurants in 1999 and one closure in 2000. Sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for Captain D's restaurants closed are as follows:

                               Quarters Ended                         Forty Weeks Ended
($ in thousands)        August 6,           August 1,           August 6,           August 1,
                         2000                 1999                2000                1999
                   Sales     EBIT as     Sales    EBIT as    Sales    EBIT as    Sales    EBIT as
                             defined              defined             defined             defined
                   ------------------------------------------------------------------------------
Stores closed      $ 124     $ (5)       $ 624    $ (51)     $ 555    $ 19       $ 2,176  $ (82)
                   ==============================================================================

Franchise revenue was virtually unchanged in the third quarter and the first forty weeks of 2000, when compared to the same period in 1999. Management plans to continue the success of the Captain D's concept by continuing to feature promotional menu items aimed at increasing customer traffic and by the continued development of effective advertising programs.

Expenses increased $1.6 million, or 2.4%, and $3.8 million, or 1.8%, in the third quarter and the first forty weeks of 2000, respectively, when compared to the same period in 1999. Expenses as a percentage of revenues were 89.5% in the third quarter of 2000 compared to 89.5% in the third quarter of 1999. As a percentage of sales, decreases in food and supply costs in the third quarter were offset by increases in restaurant labor, operating expenses and multi-unit supervisory costs. For the first forty weeks, as a percentage of sales, expenses were 88.5% in 2000 compared to 88.0% in 1999. As a percentage of sales, higher labor and operating costs were partially offset by lower food and supply costs.

As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring costs and litigation settlements, increased $0.2 million in the third quarter of 2000 when compared to the comparable prior year quarter and declined $.9 million for the first forty weeks of 2000 when compared to the prior year period.

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


COI

                                                Quarters Ended              Forty Weeks Ended
($ in thousands)                           August 6,      August 1,      August 6,      August 1,
                                             2000           1999           2000           1999
                                           ------------------------------------------------------
Outside sales                              $ 28,538       $  25,142      $  92,231      $  82,790
Inter-company sales                          63,977          75,080        209,067        249,741
                                           ------------------------------------------------------
  Total COI revenue                          92,515         100,222        301,298        332,531
Expenses                                     91,003          98,491        297,737        325,838
                                           ------------------------------------------------------
EBIT as defined                            $  1,512       $   1,731      $   3,561      $   6,693
                                           ======================================================
Distribution centers at end of quarter            3               3


Total revenue declined $7.7 million, or 7.7%, and $31.2 million, or 9.4%, in the third quarter and first forty weeks of 2000, respectively, when compared to the prior year period. Outside revenues of COI increased by $3.4 million and $9.4 million in the third quarter and first forty weeks of 2000, respectively. The increase in outside sales for the third quarter of 2000 resulted primarily from an increase in the number of outside customers. Inter-company sales declined in the third quarter and first forty weeks of 2000 when compared to the prior year period primarily as a result of closing Company-owned restaurants. In addition, during the first quarter of 2000, COI entered into a five-year service agreement with Captain D's.

Expenses declined $7.5 million, or 7.6%, and $28.1 million, or 8.6%, in the third quarter and first forty weeks of 2000, respectively, when compared to the prior year period. Expenses, as a percentage of sales, were 98.4% and 98.8% in the third quarter and first forty weeks of 2000, respectively, compared to 98.3% and 98.0% in the third quarter and first forty weeks of 1999, respectively. The increase in expenses as a percentage of sales is due to higher cost of goods sold, labor and operating expenses.


As a result of the above, EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, decreased $0.2 million and $3.1 million in the third quarter and first forty weeks of 2000, respectively, when compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings from lending institutions. The Company operates with a substantial net working capital deficit. Management does not believe that the working capital deficit hinders the Company's ability to meet its obligations as they become due. The Company's Line of Credit was available to cover short and long term working capital requirements. The Company's cash provided by continuing operating activities declined during fiscal 1999, as compared to fiscal 1998, and declined $26.1 million during the first forty weeks of 2000 when compared to the prior year period. This decrease in cash provided by continuing operations was due primarily to changes in operating assets and liabilities. The change in operating assets and liabilities during 2000 was primarily the result of an increase in accounts receivable and a decline in accrued expenses and other liabilities. The decline in accrued expenses and other liabilities was in large part due to cash required for the reduction of self-insurance reserves, exit cost reserves and employee compensation and related liabilities. The change in operating assets and liabilities in 1999 was primarily due to a non-recurring reduction in refundable income taxes.

Cash provided by investing activities during the first forty weeks of 2000 totaled $17.5 million as compared to cash provided by investing activities of $43.3 million in the same period of 1999. The change in cash provided by investing activities was due principally to a decrease in proceeds from the disposal of property, plant and equipment.

The Company balances its capital spending throughout the year based on operating results and will decrease capital spending, if needed, to balance cash from operations and debt service requirements. The Company has planned capital expenditures for 2000 of approximately $27.0 million. The Company does not plan to build a significant number of new restaurants during 2000 and will invest its capital in improvements to existing operations.
Budgeted capital expenditures for 2000 include $6.6 million for remodeling and refurbishment of restaurants, $10.3 million for additions to existing restaurants and $10.1 million for other assets. Cash required for capital expenditures totaled $17.3 million for the first forty weeks of 2000.

During 1999, the Company closed 127 restaurants. These properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, have been actively marketed. The Company's 1997 Credit Facility required that net proceeds from asset dispositions be applied to reduce senior debt. At August 6, 2000, the Company had approximately 19 properties classified as assets held for sale with a carrying value of $9.8 million. Cash proceeds from asset dispositions were $35.0 million for the first forty weeks of 2000 compared to $62.8 million for the first forty weeks of 1999.

During the first forty weeks of 2000, the Company's cash used by financing activities was $37.9 million compared with cash used by financing activities of $85.0 million for the same period in 1999. Payments on the Term A and Term B Notes of $36.4 million were required as a result of the sale of surplus property. The debt reductions from property sales were partially offset by additional net borrowings of $12.8 million under the Company's Line of Credit.


On June 28, 2000, the Company announced its intention to commence a cash tender offer (the "Tender Offer") to purchase any or all of the outstanding subordinated convertible debentures (the "TPI Debentures") and zero coupon convertible debentures (the "LYONs") for an aggregate price of approximately $80 million. The tender offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to refinance the indebtedness outstanding under the Company's 1997 Credit Facility in addition to receiving financing necessary to effect the Tender Offer (the "Refinancing"). In order to accommodate the timing of the Refinancing, the Tender Offer was extended a number of times until September 6, 2000 at which time the Refinancing was completed and the Tender Offer was consummated. Upon consummation of the Tender Offer the Company repurchased approximately 90% of each of the TPI Debentures and the LYONs. Consummation of the Tender Offer and the Refinancing is expected to result in an extraordinary gain on the early retirement of debt of approximately $80 million in the Company's fourth quarter, net of expenses and taxes.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization of the Company operations allowed each of the Company's operating segments (Shoney's, Captain D's, and COI) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The new senior lending agreements generally prohibit the movement of cash between the operating segments except for payments under certain tax sharing arrangments and payments for goods and services. Based on current operating results, forecasted operating trends and anticipated levels of asset sales, the Company expects to be in compliance with the covenants contained in the new credit agreements.







Below is a brief description of the Company's senior indebtedness upon completion of the Refinancing.


                                              AMOUNT FINANCED
SEGMENT      DESCRIPTION OF FINANCING           AT CLOSING        TERM         INTEREST RATE
--------------------------------------------------------------------------------------------------------
Shoney's     $99 million mortgage financing   $99 million         20 years     $31.3 million floating
                                                                               rate of 4.1% over Libor
                                                                               $67.7 million fixed rate
                                                                               of 10.23%

             $40 million revolving credit     $23.4 million for   Two years    4.25% over Libor
             facility under an amendment and  letters of credit,               or 3.25% over the
             restatement of the 1997 Credit   $8.4 million funded              prime rate
             Facility

Captain D's  $115 million term loans          $115 million        16 months    4% over Libor
                                                                               or 3% over the prime rate

             $20 million revolving credit     $4.0 million for    16 months    3% to 4% over Libor or 2%
             facility                         letters of credit,               to 3% over the prime rate,
                                              $10 million funded               based on certain defined
                                                                               financial ratios

COI          $30 million revolving credit     $1.8 million for    Three years  2.75% over Libor or .5%
             facility                         letters of credit,               over the prime rate
                                              $16 million funded


In anticipation of the completion of the Refinancing, the Company requested and received waivers for permission to begin the Restructuring of the Company's operations and to waive all third quarter financial covenants under the 1997 Credit Facility until September 30, 2000.

The Company's new senior loan agreements are secured by substantially all of the Company's assets. The new debt agreements (1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.





Debt and obligations under capital leases at August 6, 2000 and immediately following the consummation of the cash Tender Offer, Refinancing and Restructuring on September 6, 2000 consist of the following:


                                                                           Pro Forma as of
($ in thousands)                                       August 6,2000      September 6, 2000
                                                       -------------      -----------------
Senior debt - Line of Credit                           $  23,719          $   1,921
Senior debt - Term A Note                                 29,994                 --
Senior debt - Term B Note                                103,022                 --
Shoney's Inc. Line of Credit                                  --              8,345
Shoney's Inc. Mortgage financing                              --             99,000
Captain D's Line of Credit                                    --             10,000
Captain D's term notes                                        --            115,000
COI Line of Credit                                            --             16,000
Subordinated zero coupon convertible debentures          130,582             13,130
Subordinated convertible debentures                       49,715              4,902
Industrial revenue bonds                                  10,165             10,165
Notes payable to others                                    3,938              3,938
                                                       ---------          ---------
                                                         351,135            282,401
Obligations under capital leases                          10,821             10,821
                                                       ---------          ---------
                                                       $ 361,956          $ 293,222
                                                       =========          =========

The Company's new senior debt structure requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity will be provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit"). Availability under the Shoney's Line of Credit is reduced by outstanding letters of credit of approximately $23.5 million, resulting in approximately $16.5 million of availability of which $8.3 million was drawn at closing. Liquidity for the Shoney's segment will also be provided by proceeds of up to $15.0 million from certain asset sales that the Company is allowed to retain for its working capital needs. Liquidity for the Captain D's segment will be provided by a $20 million line of credit (the "Captain D's Line of Credit"). Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $4.0 million resulting in availability of approximately $16.0 million, of which $10.0 million was drawn at closing. Liquidity for COI is provided by a line of credit (the "COI Line of Credit") of up to $30.0 million. The COI Line of Credit is an asset based loan under which the availability will increase or decrease as inventory and accounts receivable change. Availability under the line is reduced by $1.8 million of letters of credit and $16.0 million of drawings at closing.

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

The Company is highly leveraged and, under the terms of its new credit agreements, generally is not permitted to incur additional debt and is limited to annual capital expenditures of approximately $18.0 million after fiscal 2000. Management believes the annual capital expenditures permitted under the credit agreements are sufficient for the execution of its business plan. The Captain D's indebtedness, incurred as part of the Refinancing, matures in sixteen months. The Company expects to refinance this indebtedness prior to maturity. However, no assurance can be given that the refinancing could be obtained on terms satisfactory to the Company. If the Company were unable to refinance the Captain D's indebtedness on terms satisfactory to the Company, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

As previously announced, the Company received notification from the New York Stock Exchange (the "NYSE") that it had fallen below the NYSE's continued listing standards. The notification stated that the Company was "below criteria" with respect to the NYSE's requirements for total market capitalization (minimum of $50 million) and stockholders' equity (minimum of $50 million). In addition, the Company received notice that it had fallen below the minimum share price of $1 over a thirty trading-day period.

As required, the Company submitted to the NYSE a business plan that set forth definitive action that the Company intended to take that would have demonstrated progress toward meeting the NYSE's listing criteria within 18 months. The Company's plan to show compliance with the NYSE's continued listing standards was not sufficient to show conformity within eighteen months of notice from the NYSE. On July 6, 2000 the NYSE announced that trading of the Company's common stock would be suspended prior to the opening of trading on July 12, 2000 and that the NYSE intends to apply to the Securities and Exchange Commission to delist the Company's common stock. On July 12, 2000 the Company's common stock began trading on the Over the Counter Bulletin Board under the symbol SHOY.





ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 31, 2000, is incorporated herein by this reference.

PART II OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        See Part II, Item 4 of this Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On July 18, 2000, the Company commenced a solicitation of consents (the "Consent Solicitation") of the holders of the Company's TPI Debentures and LYONs (collectively, the "Notes") to certain Amendments (the "Amendments") to each of the indentures pursuant to which the TPI Debentures and the LYONs were respectively issued (respectively, the "TPI Indenture" and the "LYONs Indenture"). The Consent Solicitation was made in conjunction with the Company's tender offer for the Notes described in Part I, Item 2 hereof under the caption "Liquidity and Capital Resources" which is incorporated herein by this reference. The Company obtained consents to the Amendments from the holders of $159,649,000, or approximately 90.0%, principal amount at maturity of the LYONs and $46,480,000, or approximately 90.1%, principal amount of the TPI Debentures. The Amendments have been set forth in supplemental indentures to each of the TPI Indenture and the LYONs Indenture, which supplemental indentures became operative on September 6, 2000.

        The Amendments to both the TPI Indenture and the LYONs Indenture deleted the restrictions on the Company's ability and, with respect to the TPI Indenture, the guarantor's (TPI Restaurants, Inc.) ability, to merge into or consolidate with, or convey, transfer or lease all of substantially all of its assets to, another person. The Amendments to the TPI Indenture also (i) eliminated as events of default cross-defaults and judgments entered against the Company and/or its subsidiaries; (ii) deleted provisions requiring the Company and the guarantor to preserve their respective existences, rights, corporate licenses and franchises; (iii) deleted requirements that the Company maintain its and its subsidiaries' respective properties and pay taxes and other claims and that the Company and the guarantor maintain insurance; and (iv) eliminated limitations on the ability of the Company and its subsidiaries to make certain restricted payments and investments and to create any encumbrance or restriction on the ability of certain of the Company's subsidiaries to make to the Company any distributions, loans or advances, pay to the Company any dividends, or transfer to the Company any of its property or assets.

        For a complete description of the Amendments, reference is made to the supplemental indentures to each of the TPI Indenture and the LYONs Indenture, copies of which are filed as Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        Ex. 4.1 Second Supplemental Indenture, dated August 29, 2000, between and among the Company, TPI Restaurants, Inc. and the Bank of New York, as trustee.

        Ex. 4.2 First Supplemental Indenture, dated August 29, 2000, by and between the Company and the Bank of New York, as successor trustee to Sovran Bank/Central South.

        Ex. 27  Financial Data Schedule





                               SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date: September 20, 2000               By: /s/ James M. Beltrame
                                            ----------------------------
                                            James M. Beltrame
                                            Chief Financial Officer,
                                            Principal Financial and Chief
                                            Accounting Officer












