Form 10-K
period 2000-10-29
SHONEYS INC
filed 2001-01-30
CIK 89902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                   NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Common Stock, par value $1 per share
                       Common Stock Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

         As of January 22, 2001, there were 47,650,194 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $36,481,000.

         As of January 22, 2001, there were 51,693,846 shares of Shoney's, Inc., $1 par value common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                                             INCORPORATED
DOCUMENT                                                         INTO
--------                                                     ------------

Portions of the Definitive Proxy Statement for the 2001        Part III
Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the fiscal year ended October
29, 2000 (hereinafter the "2001 Proxy Statement")



                                 INDEX

                                                                  PAGE
                                                               REFERENCED
                                                               FORM 10-K
                                                               ----------

                                PART I
Item 1.  Business                                                         1
Item 2.  Properties                                                       6
Item 3.  Legal Proceedings                                                7
Item 4.  Submission of Matters to a Vote of Security Holders              7
Item 4A. Executive Officers of the Registrant                             7

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                          9
Item 6.  Selected Financial Data                                         10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11
Item 7A. Quantitative and Qualitative Disclosures about Market Risk      23
Item 8.  Financial Statements and Supplementary Data                     24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        52

                               PART III

Item 10. Directors and Executive Officers of the Registrant              53
Item 11. Executive Compensation                                          53
Item 12. Security Ownership of Certain Beneficial Owners and Management  53
Item 13. Certain Relationships and Related Transactions                  53

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 53

         Signatures                                                      55


The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "estimate," "could," "anticipate," "believe," or "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.


                                   PART I

ITEM 1. BUSINESS.

As of October 29, 2000, Shoney's, Inc., itself or through certain wholly-owned subsidiaries collectively, in this Annual Report on Form 10-K, (the "Company") operated and franchised a chain of 1,023 restaurants in 28 states. The Company is a diversified food service chain that consists of Shoney's Restaurants and Captain D's, Inc. Shoney's Restaurants are family dining restaurants offering full table service and a broad menu, and Captain D's are quick-service restaurants specializing in seafood. The Company also owns Commissary Operations, Inc., a distribution and manufacturing operation that includes three distribution centers that provide Company and certain franchised restaurant operations with necessary food and supplies. The distribution and manufacturing operation also includes a food processing facility for ground beef, steaks, and soup products. The Company's fiscal year ends on the last Sunday in October. Fiscal year 1999 included 53 weeks compared to 52 weeks for fiscal 1998 and 2000. All references herein to particular years refer to the Company's fiscal year unless otherwise noted.

RESTAURANT CONCEPTS

SHONEY'S RESTAURANTS

Shoney's Restaurants, which began operation in 1952, are full-service, family dining restaurants, which also feature an all you care to eat food, soup and salad bar. The restaurants generally are open 16 hours each day except Christmas and serve breakfast, lunch and dinner. At October 29, 2000, there were 459 Shoney's Restaurants located in 24 states of which 245 were Company-owned restaurants and 214 were franchised restaurants. The menu is diversified to appeal to a broad spectrum of guests' tastes and includes traditional items such as hamburgers, sandwiches, chicken, steak, seafood, and desserts. Entree selections range in menu price from $3.99 to $10.99 at lunch and dinner. The average guest check was $6.93 for Company-owned units in 2000, compared to $6.58 in 1999 and $6.32 in 1998.

In April 2000 the Company hired a new President and CEO for the Shoney's Concept. His first priority was to assemble a new senior management team. This team developed a re-branding strategy, which enhanced the offerings on the food bar while reducing the number of menu items in an effort to simplify operations. A major component of this strategy was to create and nurture a culture that provides a level of service perceived by the guest as exceptional. This strategy is also available to franchised restaurants. To date, nine franchised restaurants have converted to this menu. In November 2000 the Company hired a new Senior Vice President of Research and Development who is a Certified Master Chef. His mission is to provide new and innovative products for both the cook-to-order menu and the food bar.

The Company continued to focus on the use of Store Waste Attack Tool ("SWAT") implemented in 1999 in its Shoney's restaurants. SWAT assists management in identifying waste and theft. During 2000, the Company developed and tested a new labor scheduling system, which schedules employees based on anticipated hourly sales. The Company has begun to implement this labor scheduling system in fiscal 2001.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from this improvement. This process resulted in the closure of ten Company-owned Shoney's Restaurants during 2000. In addition to these closings, the Company also sold 12 Shoney's Restaurants to franchisees.

During 2000, comparable restaurant sales declined 1.8% for all Company-owned Shoney's Restaurants. This decline included the effects of a menu price increase of



6.7%. Average sales volumes for Company-owned units open the entire year were $1,475,000 in 2000, compared to $1,497,000 in 1999 and $1,413,000 in 1998.
Shoney's Restaurants generally have between 120 and 180 seats and employ approximately 65 people, including management personnel. Please refer to Note 17 of the Notes to Consolidated Financial Statements for certain segment financial information.

CAPTAIN D'S

Captain D's restaurants, which began operation in 1969, are quick-service seafood restaurants which offer in-store, carryout or drive-thru service and are generally open seven days a week from 10:45 a.m. until 11 p.m., serving lunch and dinner. There were 360 Company-owned and 204 franchised Captain D's restaurants located in 22 states at October 29, 2000. The typical Captain D's restaurant has 90 seats and employs approximately 20 people, including management personnel. Captain D's menu includes a variety of broiled, fried, and baked fish and shrimp dishes, stuffed crab, chicken and a variety of side items including corn, baked potatoes, coleslaw, tossed salads, hushpuppies and desserts. Entree selections range in menu price from $3.69 to $7.99. The average guest check for Company-owned units was $4.87, $4.71 and $4.47 in 2000, 1999 and 1998, respectively. During 2000, Captain D's posted its third consecutive year of comparable store sales increases, which management attributes to better marketing strategies and successful product promotions.

Captain D's continues to evolve into the "Fast Casual" arena. Fast Casual is the look, feel, service quality and food variety of the restaurant. Fast Casual restaurants offer the "Coastal Classics" menu that features a greater variety of seafood items such as broiled salmon, orange roughy, flounder, catfish and fried oysters. Captain D's has developed a new wharf-side look that lends itself to more upscale decor when compared to the typical quick-service look. The Montgomery, Alabama and West Virginia markets were selected to evaluate the Fast Casual wharf-side exterior and interior package in their entirety. The employees were retrained with the focus on service and food quality. New uniforms, music, credit cards, the Coastal Classics menu and TV's were also added to complete the Fast Casual feel. Interiors were modified to provide drink stations in the dining rooms to save on labor costs and give a more customer-friendly feeling. Advertising was concentrated on more upscale menu items such as salmon, flounder, catfish and tilapia. By introducing all of these aspects at one time, Captain D's can test the customer's reaction to Captain D's entry into the Fast Casual arena.

Training is a continuing focus for Captain D's. During 1999, Captain D's implemented D's University, which teaches operational procedures, human resource issues, training modules of store procedures and other business tools. As of the end of fiscal year 2000, 347 employees had attended D's University. During 2000, Captain D's partnered with an outside firm to assist in developing a computer-based training program for all on-site store training modules. This is an interactive training tool that ensures consistent and monitored training for all levels of the workforce, from entry
level through management.   Management believes the focus on training
provides better service to the customer and reduces turnover in Captain D's restaurants.

Food and labor costs are continually monitored by Captain D's management. SWAT was implemented in Captain D's in 1999 and continues to be an important tool in controlling waste and reducing food cost in the restaurant. During 2000, an industrial engineer was hired to assist in developing a labor scheduling program that measures the time it takes to perform each task in the restaurant and relates that time back to labor hours. While this program is still in development, management believes that the program will assist in scheduling the correct amount of labor hours needed to operate each store efficiently while maintaining a high level of service.

Comparable store sales for Company-owned units increased 2.0% in 2000, which included the effects of a 3.9% menu price increase. The average sales volume for Company-owned Captain D's restaurants open the entire year was $873,000 in 2000, compared to $857,000 in 1999 and $831,000 in 1998. Please refer to
Note 17 of the Notes to Consolidated Financial Statements for certain segment financial information.

COMMISSARY OPERATIONS, INC.

Commissary Operations, Inc. ("COI") includes three distribution facilities and a food processing facility that supplies ground beef, steaks, and soups. The objective of COI is to provide Company-owned restaurants, certain franchised restaurants and other customers with a reliable source of quality food products at competitive prices. The Company utilizes centralized purchasing of all major food and supplies items for its restaurants to attempt to achieve consistent quality and control costs.

During 2000, COI implemented new order entry and inventory control software. The new software provides additional functionality in inventory management and pricing flexibility that will allow COI to pursue customers outside of historical Company-owned and franchised customers. These additional customers will provide better utilization of the assets employed by COI. COI's distribution centers served 316 franchised restaurants as of October 29, 2000. Please refer to Note 17 of the Notes to Consolidated Financial Statements for certain segment financial information.

BUSINESS DEVELOPMENT AND FRANCHISING

The Company's current business plan for the Shoney's concept includes focusing its available personnel and capital resources on improving the operations of its existing store base. The Company closed ten under-performing Shoney's Restaurants and sold 12 Company-owned Shoney's Restaurants to franchisees during 2000. These closed properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, have been actively marketed. The Company continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management considers a reasonable period of time. In addition to store closings, the Company may choose to sell certain units to franchisees. The Company's business plan for Captain D's includes building a limited number of new restaurants in fiscal 2001 coupled with plans to sell certain Company-owned units to franchisees. The Company's lending agreements, under certain circumstances, permit proceeds from the sale of the closed units, sales of Company restaurants to franchisees and surplus properties to be retained and used in the Company's operations.

The Company franchises both Shoney's and Captain D's restaurants. Franchise agreements generally have a term of 20 years and require payment of an initial franchise fee and a royalty fee based on a percentage of the franchised restaurant's sales. Franchise agreements also require restaurants to conform to the Company's standards for appearance, service, food quality and menu content.

The following table presents the change in the number of restaurants, both Company-owned and franchised, during 2000, by restaurant concept:

                AT OCTOBER 31, 1999           OPENINGS            CLOSINGS          AT OCTOBER 29, 2000
             COMPANY  FRANCHISE  TOTAL   COMPANY  FRANCHISE  COMPANY  FRANCHISE  COMPANY  FRANCHISE  TOTAL
             --------------------------  ------------------  ------------------  -------------------------
Shoney's       267       258       525      -       14(A)      (22)(A)   (58)       245      214      459
Captain D's    362       205       567      1        2          (3)       (3)       360      204      564
               ---       ---     -----      -       --         ----      ----       ---      ---    -----
               629       463     1,092      1       16         (25)      (61)       605      418    1,023
               ===       ===     =====      =       ==         ====      ====       ===      ===    =====

(A) Includes 12 Company-owned restaurants sold to franchisees.

ADVERTISING AND MARKETING

The Company's marketing strategies continue to include a focus on advertising designed to increase guest frequency and new guest trial. The marketing and advertising strategies for the Shoney's Restaurant concept revolve around utilization of television and radio advertising in the Company's larger markets to attain the greatest media efficiency. In markets in which the number of Shoney's Restaurants will not support a large media budget, marketing and advertising strategies rely more on local advertising (i.e., contact development with local hotels, civic organizations and tourism groups, advertising in local newspapers and sponsorship of local events). The Company utilizes this same general advertising strategy with its Captain D's concept except that Captain D's historically has more heavily utilized newspaper and promotional coupons to support its marketing activities. Captain D's also strives to maximize its advertising during the Lenten season to leverage its market position during this season in which there is an increased demand for fish.

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

The Company has established long-term relationships with key seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain seafood species is volatile, the Company believes that it has the ability to identify and access alternative seafood products as well as the ability to adjust menus if necessary.

SERVICE MARKS

The Company has registered the names "Shoney's", and "Captain D's", their respective logos and certain related items and slogans as trademarks and/or service marks with the United States Patent and Trademark Office. The Company regards its service marks as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

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

SEASONALITY

The Company's business is moderately seasonal. Restaurant sales are generally higher in the second and third fiscal quarters (March through August) than in the first and fourth calendar quarters (September through February). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions. Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.



ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a significant impact on the operations of the Company; however, the Company cannot predict the effect on its operations or possible future environmental legislation of regulations.

RESEARCH AND DEVELOPMENT

While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

EMPLOYEES

At December 17, 2000, the Company employed approximately 19,000 persons. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.





ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Company's restaurant and other properties, including those under construction, as of October 29, 2000:

                                                  NUMBER OF PROPERTIES(1)
                                                  ----------------------
         USE                                     TOTAL     OWNED     LEASED
         ---                                     -----     -----     ------
Office and Distribution Facilities(2)              6         5          1
Shoney's Restaurants                             245       163         82
Captain D's Restaurants                          360       247        113
Restaurants Under Construction                     1         1
                                                 ---       ---        ---
                                                 612       416        196
                                                 ===       ===        ===

(1) In addition, the Company owns or leases approximately 84 properties that are in turn leased to others, owns 19 parcels of surplus land, owns one parcel of land for future construction and leases 28 properties that are vacant.

(2) The Company's principal offices and distribution facility in Nashville, Tennessee comprise four buildings of approximately 171,000 square feet on twenty acres of land owned by the Company. At October 29, 2000, the Company also operated distribution facilities in Ripley, West Virginia and Tifton, Georgia.

The following table sets forth the Company's operating restaurants, by state, as of October 29, 2000:

                    COMPANY-OWNED RESTAURANTS BY STATE

                             SHONEY'S      CAPTAIN D'S       TOTAL
                             --------      -----------       -----
Alabama                         34             56              90
Arkansas                         7             11              18
Florida                         14             16              30
Georgia                         17             54              71
Illinois                         1              5               6
Indiana                          3              8              11
Kansas                                          2               2
Kentucky                        19             17              36
Louisiana                       29                             29
Maryland                         1                              1
Mississippi                     17             17              34
Missouri                         9             23              32
No. Carolina                    10              7              17
Ohio                             4             21              25
Oklahoma                                       12              12
Pennsylvania                     1                              1
So. Carolina                    10             20              30
Tennessee                       36             65             101
Texas                            1              8               9
Virginia                         9              4              13
W. Virginia                     23             14              37
                               ---            ---             ---
Total                          245            360             605
                               ===            ===             ===

LEASES

     Most of the leases for the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totaling approximately $7.9 million in 2000, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company is also required to pay property taxes, maintenance and insurance under most of the leases. Approximately 121 of the restaurant leases (62%) expire prior to October 31, 2005; however, approximately 103 of these restaurant leases (85% of the 121 leases) provide for renewal options. The lease for the distribution facility in Tifton, Georgia expires in 2014 and has no renewal provision. Notes 8 and 10 of the Notes to Consolidated Financial Statements on pages 38-42 and 46-47, respectively, of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

         Although the Company is a party to legal proceedings incidental to its business, in the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 6, 2000, the Company completed a cash tender offer (the "Tender Offer") and consent solicitation for certain of its convertible subordinated notes, which previously consisted of $51.6 million principal amount of 8-1/4% convertible Subordinated Debentures due 2002 (the "Debentures") and $177.4 million principal amount at maturity of Liquid Yield Option Notes due 2004 (the "LYONs"). As of the expiration of the tender offers on September 6, 2000, the Company had received and, at that time, accepted for payment $46.5 million aggregate principal amount of the Debentures and $159.6 million aggregate principal amount at maturity of the LYONs. Settlement of the tender offer was made on Thursday, September 7, 2000, by payment of the aggregate purchase price to the Depositary for the offers, The Bank of New York. In connection with the tender offers, consents were solicited and received to amend the terms of the indentures under which the Debentures and the LYONs were issued. For the terms of the amendments to the indentures, see Exhibits 4.5 and 4.8 to this Annual Report on Form 10-K.

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


         NAME                       OFFICE                               AGE
         ----                       ------                               ---
Raymond D. Schoenbaum    Chairman of the Board                            54
J. Michael Bodnar        President and Chief Executive Officer            56
Richard K. Arras         President and Chief Executive Officer - Shoney's
                         Restaurants                                      49
James M. Beltrame        Chief Financial Officer                          57
David L. Gilbert         Executive Vice President, Chief
                         Administrative Officer and Assistant Secretary   43
Bernard W. Gray          Chief Information Officer                        53
Haney A. Long, Jr.       President and Chief Operating Officer - COI      55
Ronald E. Walker         President and Chief Operating Officer -
                         Captain D's, Inc.                                50
Richard D. Schafstall    Senior Vice President, Secretary and General
                         Counsel                                          58

         Except as indicated below, there is no family relationship among any of the executive officers or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

       MR. SCHOENBAUM has been President of Schoenbaum Limited, a restaurant management company, since April 1995. Mr. Schoenbaum has also served since March 1996 as the President and Chief Executive Officer of Just Having Fun Restaurants, Inc., a restaurant company currently developing a restaurant concept in Atlanta, Georgia. From June 1984 to March 1995, he served as Chairman of the Board of Innovative


Restaurant Concepts, Inc., a restaurant management company which owned and operated Rio Bravo, Ray's on the River, and Green Hills Grille restaurants. Mr. Schoenbaum sold this company to Applebee's International, Inc. in March 1995. Mr. Schoenbaum was a member of the board of directors of Applebee's International, Inc. from March 1995 to August 1997. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum was elected to the Board of Directors in August 1997. In June 1998, Mr. Schoenbaum was elected Vice Chairman of the Company's Board of Directors and became Chairman of the Board of Directors effective January 1, 1999. Mr. Schoenbaum's brother, Jeffry, also serves on the Company's Board of Directors.

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

       MR. ARRAS joined the Company in April 2000 as President and CEO of Shoney's Restaurants. Prior to joining the Company, he served as a restaurant consultant from December 1999 through March 2000. From October 1998 to November 1999, he served as President and COO of Cracker Barrel Old Country Store, Inc. He served as President and COO of Perkins Family Restaurants from December 1988 to October 1998.

       MR. BELTRAME joined the Company in May 2000 as Chief Financial Officer. Prior to joining the Company, he served as President, Chief Executive Officer and Director of Successories, Inc., a specialty retailer from March 1995 to June 1998.

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

       MR. GRAY first joined the Company in April 1994 and served as Vice President, Management Information Systems until October 1997. Mr. Gray had formerly served as Systems Development Manager from July 1992 to April 1994 with The Park City Group. In October 1997, Mr. Gray joined Podiatry Insurance Corporation of America as Chief Information Officer. Mr. Gray rejoined the Company in December 1997 and was named Chief Information Officer.

       MR. LONG joined the Company as Senior Vice President of Purchasing and Distribution in September 1996 and was named President and Chief Operating Officer of Commissary Operations, Inc., a wholly-owned subsidiary, in December 1997. Prior to joining the Company, Mr. Long served as Senior Vice President of Purchasing and Distribution for TPI Restaurants, Inc. (at that time the Company's largest franchisee, which was acquired by the Company in
1996) from November 1989 to September 1996.

       MR. WALKER has held various positions since joining the Company in 1980, becoming Director of Franchise Operations for the Captain D's division in December 1984. He was elected Vice President of Franchise Operations in December 1986 and was named Executive Vice President - Captain D's in January 1995. In March 1996, Mr. Walker was named President of the Company's Captain D's division. In December 1997, Mr. Walker was named President and Chief Operating Officer of the Captain D's division, the operations of which were placed in a wholly-owned subsidiary, Captain D's, Inc., during 2000.

       MR. SCHAFSTALL joined the Company on February 1, 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he served as Senior Counsel for Cinergy Corporation, a diversified electric and gas utility company, from June 1, 1995 to January 2000. Mr. Schafstall began employment with Cinergy Corporation in August 1964.



                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently is traded on the Over the Counter Bulletin Board under the symbol "SHOY". Prior to July 12, 2000, the common stock had formerly traded on the New York Stock Exchange under the symbol "SHN". Quotations provided subsequent to July 12, 2000 reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table sets forth the high and low trading quotes of the Company's common stock as reported by the Over the Counter Bulletin Board and the New York Stock Exchange during each of the fiscal quarters of the 2000 and 1999 fiscal years:

                                                    Stock            Stock
                                                   Market           Market
                                                    High              Low
                                                   ------           ------
         2000
         First Quarter                             1 1/2            1 1/16
         Second Quarter                            1 1/8              5/8
         Third Quarter                             1 5/8             15/32
         Fourth Quarter                            1 1/16             7/16


         1999
         First Quarter                             3 5/8            1 5/16
         Second Quarter                            2 15/16          1 13/16
         Third Quarter                             2 1/2            2
         Fourth Quarter                            2 1/2            1 7/16

         There were 8,355 shareholders of record of the Company's Common Stock as of January 22, 2001.

The Company has not paid a dividend on its common shares during the last two years. The Company currently intends to retain all earnings to support the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues prohibit dividends and distributions on common stock.













ITEM 6. SELECTED FINANCIAL DATA

                                         FIVE YEAR FINANCIAL SUMMARY
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)

FISCAL YEAR ENDED OCTOBER               2000         1999         1998          1997          1996(a)
-------------------------               ----         ----         ----          ----          -------
Revenues                             $ 835,845    $ 966,908    $1,098,691    $1,166,447    $1,030,829
Costs and expenses
  Cost of sales                        739,625      842,591       981,570     1,035,226       888,111
  General and administrative            64,910       76,042        85,433        82,607        67,203
  Interest expense                      36,659       42,159        48,476        45,016        37,951
  Litigation settlement                   -          14,500         3,500
  Impairment of long-lived assets       17,120       18,422        47,161        48,446
  Restructuring expense                  1,031        4,462        10,059         1,301
                                     ---------    ---------    ----------    ----------    ----------
                                       859,345      998,176     1,176,199     1,212,596       993,265
Income (loss) from continuing
  operations before income taxes
  and extraordinary gain (loss)        (23,500)     (31,268)      (77,508)      (46,149)       37,564
Income taxes (benefit)                    (504)      (1,135)       26,797       (12,851)       13,978
                                     ----------   ----------   -----------   -----------   ----------
Income (loss) from continuing
  operations before extraordinary
  gain (loss)                          (22,996)     (30,133)     (104,305)      (33,298)       23,586
Discontinued operations, net of
  income taxes                             166        1,307        (1,984)       (2,413)        2,858
Gain on sale of discontinued
  operations, net of income taxes          489                                                 22,080
Extraordinary gain (loss) on early
  extinguishment of debt, net of
  income taxes                          82,477                     (1,415)
                                     ---------    ----------   -----------   -----------   -----------
Net income (loss)                    $  60,136    $ (28,826)   $ (107,704)   $  (35,711)   $   48,524
                                     =========    ==========   ===========   ===========   ==========

Weighted average shares outstanding
  (diluted)                             50,427       49,339        48,666        48,540        42,706
Per share data--diluted
  Income (loss) from continuing
    operations before extraordinary
    gain (loss)                      $   (0.46)   $   (0.61)   $    (2.14)   $    (0.69)   $     0.55
Net income (loss)                    $    1.19    $   (0.58)   $    (2.21)   $    (0.74)   $     1.14
Dividends                                   --           --            --            --            --
Total assets                         $ 338,428    $ 405,655    $  522,431    $  643,576    $  745,900
Long-term debt and obligations under
  capital leases                     $ 263,342    $ 357,928    $  442,293    $  465,001    $  475,428
Shareholders' equity (deficit)       $ (85,987)   $(147,137)   $ (119,487)   $  (12,345)   $      528
Number of restaurants at year-end
  Company-owned                            605          629           773           867           923
  Franchised                               418          463           472           494           519
                                     ----------   ----------   -----------   -----------   ----------
    Total restaurants                    1,023        1,092         1,245         1,361         1,442
                                     ==========   ==========   ===========   ===========   ==========

Notes:   (a)  -  See Note 3 - Acquisitions of the Notes to Consolidated
                              Financial Statements included as Item 8 herein.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Fiscal 1999 consisted of 53 weeks and fiscal 2000 and 1998 consisted of 52 weeks. The fourth quarter of fiscal 1999 consisted of 13 weeks compared to 12 weeks in the fourth quarter of 2000.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the last three fiscal years is as follows:

                                                   FISCAL YEAR ENDED
                                 ------------------------------------------------------
(IN MILLIONS)                    OCTOBER 29,          OCTOBER 31,           OCTOBER 25,
                                    2000                 1999                  1998
                                 -----------          -----------           -----------
Net sales                        $   811.6            $   931.1             $  1,072.0
Franchise fees                        14.5                 15.2                   14.5
Other income                           9.7                 20.6                   12.2
                                 ---------            ---------             ----------
                                 $   835.8            $   966.9             $  1,098.7
                                 =========            =========             ==========

Changes in restaurants for 2000 and 1999 are as follows:

              OCTOBER 29,  RESTAURANTS  RESTAURANTS  OCTOBER 31,  RESTAURANTS  RESTAURANTS  OCTOBER 25,
                 2000        OPENED       CLOSED        1999        OPENED       CLOSED        1998
              -----------------------------------------------------------------------------------------
Shoney's
  Company-owned    245        --            22(1)         267          1           142(2)       408
  Franchised       214        14(1)         58            258         20(2)         23          261
                 -----        --            --          -----         --           ---         ----
                   459        14            80            525         21           165          669

Captain D's
  Company-owned    360         1             3            362          1             4          365
  Franchised       204         2             3            205          1             7          211
                 -----        --            --          -----         --           ---         ----
                   564         3             6            567          2            11          576
                 -----        --            --          -----         --           ---        -----
                 1,023        17            86          1,092         23           176        1,245
                 =====        ==            ==          =====         ==           ===        =====

(1)  Includes 12 restaurants sold to franchisees
(2)  Includes 19 restaurants sold to franchisees

Consolidated revenues in 2000 declined $131.1 million or 13.6%. Consolidated revenues in 1999 declined $131.8 million or 12.0%. The components of the change in consolidated revenues during 2000 and 1999 are summarized as follows:

                                                             ($ IN MILLIONS)
                                                          2000             1999
                                                          ----             ----
Sales from restaurants opened or temporarily closed   $   (0.5)        $    1.1
Higher menu prices                                        36.1             28.1
Sales at prior year prices                               (36.5)           (34.9)
Closed restaurants                                      (112.0)          (134.3)
Restaurant sales for fifty-third week                    (12.9)            12.9
COI and other sales                                        6.3            (13.8)
Franchise revenues                                        (0.7)             0.7
Other income                                             (10.9)             8.4
                                                      ---------        ---------
  Total                                               $ (131.1)        $ (131.8)
                                                      =========        =========

The declines in consolidated revenues in 2000 and 1999 were primarily attributable to the closing of Company-owned restaurants. The increase in COI and other sales in

2000 was primarily due to an increase in customers not associated with the Company. The decline in COI and other sales in 1999 was primarily attributable to a loss of franchised restaurant customers resulting from franchise store closures and increased competition. Comparable restaurant sales of all of the Company's restaurant concepts declined 0.1%, 1.0% and 1.6% in 2000, 1999, and 1998, respectively. These results included menu price increases of 5.4%, 4.0% and 1.8% in 2000, 1999, and 1998, respectively.

FRANCHISING -- Franchise revenues decreased by approximately $0.7 million in 2000 and increased by approximately $0.7 million in 1999. The decrease in franchise revenue in 2000 was attributable to the fifty-third week in 1999 and the closure of franchise restaurants. The increase in franchise revenue in 1999 was primarily attributable to the fifty-third week and initial fees from the 20 new franchised restaurants, 19 of which previously were Company-owned units.

OTHER INCOME - Other income decreased $10.9 million in 2000 due primarily to a decrease of $11.0 million in gains from asset sales. Other income increased $8.4 million in 1999 when compared to 1998 due primarily to an increase of $10.5 million in gains on asset sales. In 1999, the increase in gains from asset sales was partially offset by lower rental income of approximately $0.5 million and a $1.7 million decline in revenue from an insurance subsidiary that was acquired in 1996 and sold in 1998.

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues for the last three fiscal years is shown below:

                                              2000        1999        1998
                                              ----        ----        ----
Food and supplies                             38.9%       36.9%       38.0%
Restaurant labor                              26.8%       27.3%       26.7%
Operating expenses                            22.8%       22.9%       24.6%
                                              -----------------------------
  Total cost of sales                         88.5%       87.1%       89.3%
                                              =============================

As compared to restaurant revenues, COI revenues have a higher percentage of food and supplies costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in COI revenue have an exaggerated effect on these expenses as a percentage of total revenues. Also, the fluctuations in other income year to year affects the consolidated costs and expenses when stated as a percentage of sales. Excluding the effects of other income, food and supplies costs as a percentage of revenues increased by 1.7% in 2000 and declined by 0.8% in 1999 when compared to the prior year. The increase, as a percentage of sales, in 2000 was primarily the result of the increase in COI sales and increased food costs, as a percentage of sales, in the Shoney's segment. The decline in 1999 was principally a result of higher menu prices, the implementation of theoretical food costs systems in Shoney's and Captain D's restaurants and the decline in COI revenue. Food and supplies costs, as a percentage of sales, declined in Shoney's and Captain D's in 1999.

Excluding the effects of other income, consolidated restaurant labor decreased 0.8% and increased 0.8% as a percentage of revenues in 2000 and 1999, respectively, when compared to the prior year. The decline in restaurant labor, as a percentage of sales, in 2000 was primarily attributable to the increase in COI revenue. Restaurant labor, as a percentage of sales, increased in both Shoney's and Captain D's in 2000. The increase in restaurant labor, as a percentage of sales in 1999, was primarily attributable to the decline in COI sales and increased labor cost as a percentage of sales in both Shoney's and Captain D's. Wage rates increased during each of these periods as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. During 2000 and 1999, the Company increased the staffing levels at its Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the comparable store sales trend. The Company expects continued upward pressure on consolidated restaurant labor until meaningful improvements in consolidated comparable restaurant sales are achieved.

Excluding the effects of other income, consolidated operating expenses declined 0.4% as a percentage of revenues in 2000 as compared to the prior year. The decline in consolidated operating expenses, as a percentage of sales in 2000, was primarily the result of lower advertising, utilities and depreciation expense. Excluding the effects of other income, operating expenses declined 1.4%, as a percentage of sales in 1999, the result of lower depreciation, utilities, insurance and advertising expenses. The Company anticipates continued pressure on consolidated restaurant operating margins until meaningful improvements in consolidated comparable restaurant sales are achieved.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues for the last three fiscal years is shown below:

                                              2000        1999        1998
                                              ----        ----        ----
Consolidated general and administrative       7.8%        7.9%        7.8%
Consolidated interest expense                 4.4%        4.4%        4.4%

Excluding the effects of other income, consolidated general and administrative expenses, as a percentage of revenues, decreased 0.1% and 0.2% during 2000 and 1999, respectively. The decline in consolidated general and administrative costs in 2000 was primarily due to lower legal fees subsequent to the settlement of certain employment litigation in 1999. Consolidated general and administrative expenses remained at historically high levels, as a percentage of sales, in 1999 due to continued high legal expenses of $3.6 million in the first half of 1999 associated with defending and settling certain employment litigation (see Note 12 to the Consolidated Financial Statements), continued high levels of multi-unit supervisory expenses in the Shoney's Restaurant concept, the closing of under-performing restaurants and the decline in consolidated comparable store sales.

Consolidated interest expense declined $5.5 million in 2000 compared to 1999. The reduction in interest expense in 2000 is primarily the result of lower senior debt outstanding for the first ten months of 2000 and the repurchase of $164.2 million of subordinated debt on September 6, 2000. Consolidated interest expense declined $6.3 million in 1999 when compared to 1998. During 1999, the Company made $11.5 million of scheduled payments and $70.5 million of required prepayments on its senior bank debt. The prepayments resulted from proceeds from asset sales. Of the $11.5 million of scheduled payments, $3.7 million had been prepaid as of October 31, 1999. The decline in interest expense on the Company's senior debt in 1999 was partially offset by an increase in interest expense on the Company's zero coupon subordinated convertible debentures of approximately $1.0 million.

The Company incurred asset impairment charges of $17.1 million, $18.4 million, and $47.2 million, in 2000, 1999 and 1998, respectively. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") requires restaurant companies to evaluate the recoverability of long-lived assets on an individual restaurant basis. When a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value. The asset impairment charges recorded in 2000, 1999 and 1998 were primarily the result of continued declines in comparable store sales and operating margins in the Company's Shoney's Restaurants when compared to the prior year. Shoney's Restaurants accounted for asset impairment charges of $11.3 million, $15.6 million and $42.7 million in 2000, 1999 and 1998, respectively. If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins, the Company will incur additional asset impairment charges in the future.

The Company has recorded restructuring charges, primarily attributable to exit costs incurred when the decision to close a restaurant is made, for the accrual of remaining leasehold obligations, net of anticipated sublease rental income. The Company recorded $1.0 million of restructuring charges in 2000 for the accrual of remaining leasehold obligations on restaurants closed in 2000. The Company recorded approximately $6.1 million of restructuring charges in 1999 that included $5.7 million of exit costs on restaurants closed in the fourth quarter of 1999 and $0.4 million of restructuring charges pertaining to severance expenses expected to be incurred in the closing of the Company's distribution center in Macon, Georgia. In addition, during 1999, the Company revised its estimate of previously accrued exit costs downward by $1.6 million. The change in estimate is the result of assigning certain leases on terms more favorable to the Company than originally projected. The Company incurred $10.1 million of restructuring charges in 1998 primarily attributable to remaining leasehold obligations on restaurants closed or planned to close.

Management continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management believes is a reasonable time period. In the event management elects to close additional restaurants during 2001, the Company will incur additional restructuring charges.

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

The Company had an effective tax rate of 1.5% in 2000. This rate is primarily attributable to a decrease in the valuation allowance against the Company's gross deferred tax assets of $25.9 million due to the utilization of net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of October 29, 2000, the Company decreased the valuation allowance for gross deferred tax assets primarily the result of net operating loss carryforwards utilized. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

The Company had an effective tax rate for 1999 of 3.8%. This rate is primarily attributable to the reversal of certain deferred tax assets acquired in the purchase of TPI, which subsequently were fully reserved. Also during 1999, the Company increased its valuation allowance against the Company's gross deferred tax assets by $5.8 million.

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

On September 6, 2000, the Company completed a refinancing of approximately $248.3 million in connection with the Tender Offer that resulted in the purchase of approximately 90% of the outstanding Debentures and LYONs for an aggregate price of approximately $71.8 million. The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to refinance the indebtedness outstanding under the Company's 1997 Credit Facility in addition to receiving financing necessary to effect the Tender Offer (the "Refinancing"). In order to accommodate the timing of the Refinancing, the Tender Offer was extended until September 6, 2000, at which time the Refinancing was completed and the Tender Offer was consummated. Consummation of the Tender Offer and the Refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the Company's fourth quarter, net of expenses and taxes.

The Company refinanced approximately $281.0 million of its senior debt in December 1997 (see Liquidity and Capital Resources). As a result of the refinancing, the Company expensed unamortized costs of $2.2 million related to the refinanced debt, which resulted in an extraordinary loss, net of tax, of approximately $1.4 million (or $.03 per share).

OPERATING SEGMENTS
Shoney's Restaurants

                                                            FISCAL YEAR ENDED
                                            -------------------------------------------------
($ IN THOUSANDS EXCEPT COMPARABLE STORE       OCTOBER 29,       OCTOBER 31,       OCTOBER 25,
  DATA AND GUEST CHECK AVERAGE)                  2000              1999              1998
                                            -------------------------------------------------
Restaurant sales                            $   376,623        $   500,041       $ 638,940
Franchise revenue                                 9,053              9,623           9,189
                                            -------------------------------------------------
  Total Shoney's revenue                        385,676            509,664         648,129
Expenses                                        381,079            499,324         633,523
                                            -------------------------------------------------
EBIT as defined (b)                         $     4,597        $    10,340       $  14,606
                                            =================================================
Average sales volume (a)                    $     1,475        $     1,497       $   1,413
Comparable store sales (decrease) (a)              (1.8%)             (3.6%)          (4.7%)
Average guest check (a)                     $      6.93        $      6.58       $    6.32
Operating restaurants at year-end:
  Company-owned                                     245                267             408
  Franchised                                        214                258             261
                                            -------------------------------------------------
    Total                                           459                525             669
                                            =================================================
(a) Prior year amounts have not been restated
    for comparable restaurants
(b) EBIT which, when that term is used in this Annual Report on Form 10-K, means operating income before asset impairment charges, restructuring charges and litigation settlements.  EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity.
    The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes and restructuring charges or EBIT as defined.






Shoney's concept total revenue declined $124.0 million, or 24.3%, and $138.5 million, or 21.4%, in 2000 and 1999, respectively, when compared to the previous year. The components of the change in the Shoney's concept revenue are summarized as follows:

($ IN MILLIONS)                                             2000           1999
                                                         ------------------------
Sales from restaurants opened or temporarily closed      $     --       $    1.1
Higher menu prices                                           24.1           21.3
Closed restaurants                                         (109.7)        (132.2)
Sales at prior year prices                                  (30.5)         (36.4)
Sales from fifty-third week                                  (7.3)           7.3
                                                         ---------      ---------
   Total change in restaurant sales                        (123.4)        (138.9)
Franchise revenues                                            (.6)           0.4

                                                         ---------      ---------
Total                                                    $ (124.0)      $ (138.5)
                                                         =========      =========

Revenues were significantly reduced by the closing of 81, 123 and 10 under-performing Company-owned restaurants in 1998, 1999 and 2000, respectively. The change in revenues was also affected by the fifty-three week year in 1999. In addition, 12 and 19 Company-owned restaurants were sold to franchisees in 2000 and 1999, respectively. Sales and EBIT (which, when that term is used in this Annual Report on Form 10-K, means operating income before asset impairment charges, restructuring charges and litigation settlements) for Shoney's Restaurants closed or sold are as follows:

                                            2000                   1999                    1998

                                                  EBIT AS                 EBIT AS                  EBIT AS
($ IN THOUSANDS)                     SALES        DEFINED   SALES         DEFINED    SALES         DEFINED
                                     --------------------   ----------------------   ----------------------
Stores closed during 1998 and prior  $    --    $    (12)   $      --   $  (2,014)   $  58,722   $  (7,981)
Stores closed or disposed of
   during 1999                            --        (239)      94,074      (9,831)     167,523      (5,660)
Stores closed or disposed of
   during 2000                         15,258     (2,112)      30,854        (305)      31,550         672
                                     ----------------------------------------------------------------------
Total                                $ 15,258   $ (2,363)   $ 124,928   $ (12,150)   $ 257,795   $ (12,969)
                                     ======================================================================

Management believes that the decline in comparable restaurant sales at its Shoney's Restaurants is the result of numerous factors including increased competition and a decline in operational focus occasioned by high management turnover. Franchise revenue decreased $0.6 million in 2000 and increased $0.4 million in 1999 when compared to the prior year. The decline in franchise revenue in 2000 was primarily the result of franchise restaurant closures and the fifty-three week year in 1999. The increase in franchise revenue in 1999 is a result of the fifty-third week and initial fees from the nineteen Company-owned restaurants sold to franchisees.

Expenses declined $118.2 million, or 23.7%, in 2000 when compared to 1999. Expenses as a percentage of revenue were 98.8% in 2000 compared to 98.0% in 1999. As a percentage of revenues, food and supplies costs, restaurant labor, operating expenses and multi-unit supervisory expenses all increased.

Expenses in 1999 declined $134.2 million, or 21.2%, compared to 1998. Expenses as a percentage of revenue were 98.0% in 1999 compared to 97.7% in 1998. As a percentage of revenues, the concept incurred significant increases in restaurant labor and multi-unit supervisory expenses that were partially offset by a decline in food and supplies costs, operating expenses and depreciation when compared to the prior year.

As a result of the above, EBIT for Shoney's Restaurants declined $5.7 million and $4.3 million in 2000 and 1999, respectively.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from that improvement. As a result of these evaluations, the Company could close and/or sell additional restaurants in the future.



CAPTAIN D'S RESTAURANTS

                                                                FISCAL YEAR ENDED
                                               -------------------------------------------------
($ IN THOUSANDS EXCEPT COMPARABLE STORE          OCTOBER 29,       OCTOBER 31,       OCTOBER 25,
  DATA AND GUEST CHECK AVERAGE)                     2000              1999              1998
                                               -------------------------------------------------
Restaurant sales                               $   314,671        $     316,996     $    305,180
Franchise revenue                                    5,432                5,494            5,227
                                               -------------------------------------------------
  Total Captain D's revenue                        320,103              322,490          310,407
Expenses                                           283,387              284,129          277,906
                                               -------------------------------------------------
EBIT as defined (b)                            $    36,716        $      38,361     $     32,501
                                               =================================================

Average sales volume (a)                       $       873        $         857     $        831
Comparable store sales increase (a)                    2.0%                 2.6%             4.8%
Average guest check (a)                               4.87        $        4.71     $       4.47
Operating restaurants at year-end:
  Company-owned                                        360                  362              365
  Franchised                                           204                  205              211
                                               --------------------------------------------------
    Total                                              564                  567              576
                                               ==================================================
(a) Prior year amounts have not been restated
    for comparable restaurants
(b) See Note (b) under "Operating Segments--Shoney's Restaurants" on page 15 hereof.

Captain D's total revenue declined $2.4 million, or 0.7%, and increased $12.1 million, or 3.9%, in 2000 and 1999, respectively, when compared to the prior year. The components of change in Captain D's concept revenue are summarized as follows:

<CAPTAIN>
($ IN MILLIONS)                                          2000          1999
                                                       ----------------------
Sales from restaurants opened and temporarily closed   $  (0.5)      $     -
Higher menu prices                                        12.0           6.8
Closed restaurants                                        (2.3)         (2.1)
Sales at prior year prices                                (6.0)          1.6
Sales from fifty-third week                               (5.5)          5.5
                                                       --------      --------
   Total change in restaurant sales                       (2.3)         11.8
Franchise revenues                                        (0.1)          0.3
                                                       --------      --------
Total                                                  $  (2.4)      $  12.1
                                                       ========      ========

Revenue comparisons were affected by higher menu prices, the closing of thirteen, four and three under-performing Company-owned restaurants in 1998, 1999 and 2000, respectively, and the fifty-three week year in 1999.
Sales and EBIT for Captain D's restaurants closed are as follows:

                                          2000                1999                  1998

                                               EBIT AS              EBIT AS               EBIT AS
($ IN THOUSANDS)                     SALES     DEFINED   SALES      DEFINED    SALES      DEFINED
                                     -----------------   ------------------    ------------------
Stores closed during 1998 and prior  $           (1)     $    --    $  (42)    $ 1,863    $ (341)
Stores closed during 1999                 --     37        1,844      (156)      2,101       (60)
Stores closed during 2000              1,456    (87)       1,910       (21)      1,825       (44)
                                     ------------------------------------------------------------
Total                                $ 1,456    (51)     $ 3,754    $ (219)    $ 5,789    $ (445)
                                     ============================================================

Franchise revenue declined $0.1 million in 2000 and increased $0.3 million in 1999 when compared to the prior year. During 2000, Captain D's posted its third year of comparable store sales increases. Captain D's continues to evolve into the "Fast Casual" arena. Fast Casual is the look, feel, service quality and food variety of the restaurant. Captain D's has developed a new wharf-side look that lends itself to more upscale decor when compared to the typical quick service look. The Montgomery, Alabama and West Virginia markets were selected to evaluate the whole Fast Casual package. Both markets were remodeled to the new wharf-side exterior and interior package. The employees were retrained with the focus on service and food quality. New uniforms, music, credit cards, the Coastal Classics Menu and TV's were also added to complete the Fast Casual feel. Interiors were modified to provide drink stations in the dining rooms to save on labor costs and give a more customer-friendly feeling. Advertising was concentrated on more upscale menu items such as salmon, flounder, catfish and tilapia. By introducing all of these aspects at one time, Captain D's can test the customer's reaction to the whole package.

Expenses declined $0.7 million, or 0.3%, in 2000 when compared to 1999. Expenses as a percentage of revenues were 88.5% in 2000 compared to 88.1% in 1999. As a percentage of sales, decreases in food and supplies costs were more than offset by increases in restaurant labor, operating expenses and multi-unit supervisory costs.

Expenses increased $6.2 million, or 2.2%, in 1999 when compared to 1998. Expenses as a percentage of revenues were 88.1% in 1999 compared to 89.5% in 1998. As a percentage of sales, declines in food and supplies costs and operating expenses were partially offset by increases in restaurant labor and multi-unit supervisory costs.

As a result of the above, EBIT for Captain D's restaurants decreased $1.6 million and increased $5.9 million in 2000 and 1999, respectively, when compared to the prior year.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from this improvement. As a result of these evaluations, the Company could close additional restaurants in the future. Also, the Company may sell operating restaurants to franchisees.


COMMISSARY OPERATIONS, INC.
                                                                FISCAL YEAR ENDED
                                               -------------------------------------------------
($ IN THOUSANDS)                                 OCTOBER 29,       OCTOBER 31,       OCTOBER 25,
                                                    2000              1999              1998
                                               -------------------------------------------------
Outside sales                                   $   117,120       $   109,258       $   123,135
Inter-company sales                                 269,718           321,036           380,552
                                                -----------------------------------------------
  Total revenue                                     386,838           430,294           503,687
Expenses                                            382,325           422,375           491,855
                                                -----------------------------------------------
EBIT as defined (a)                             $     4,513       $     7,919       $    11,832
                                                ===============================================

Distribution centers at year-end                          3                 3                 4

(a) See Note (b) under "Operating Segments--Shoney's Restaurants" on page 15 hereof.

Total revenue declined $43.5 million, or 10.1%, and $73.4 million, or 14.6%, in 2000 and 1999, respectively, when compared to the prior year. Outside revenues of COI increased by $7.9 million in 2000 and declined $13.9 million in 1999 when compared to the prior year. The increase in outside revenue in 2000 was primarily the result of an increase in the number of outside customers. The decline in outside sales in 1999 resulted primarily from a loss of franchise restaurant customers resulting from franchise store closures and increased competition. Inter-company sales declined in both years as a result of closing Company-owned restaurants and the overall decline in comparable store sales.

Expenses declined $40.1 million, or 9.5%, in 2000 when compared to the prior year. Expenses, as a percentage of sales, were 98.8% in 2000 compared to 98.2% in 1999 due to higher costs of goods sold and operating expenses. Expenses declined $69.5 million, or 14.1%, in 1999 when compared to the prior year. Expenses as a percentage of sales were 98.2% in 1999 compared to 97.7% in 1998 due to higher labor and overhead expenses.

As a result of the above, EBIT for COI decreased $3.4 million and $3.9 million in 2000 and 1999, respectively, when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due as the Company's credit facilities include lines of credit that are available to cover short term working capital requirements. Cash provided by operating activities declined $17.7 million in 2000 compared to 1999. Net income of $60.1 million in 2000 resulted primarily from a noncash extraordinary gain on the early extinguishment of debt, partially offset by asset impairment charges of $17.1 million. Cash provided from operations in 2000 was negatively affected by the decline in operating income from the Company's Shoney's Restaurants and COI, lower depreciation and amortization and by cash required by other liabilities and accrued expenses.

Cash provided by operating activities declined by approximately $20.5 million during 1999 compared with 1998. The net loss of $28.8 million for 1999 resulted primarily from pre-tax noncash asset impairment charges of $18.4 million and the $14.5 million litigation settlement charge. Cash provided from operations was negatively affected by the decline in operating income from the Company's Shoney's Restaurants and COI, lower depreciation and amortization and by cash required by accounts payable and accrued expenses partially offset by the one time decline in refunded income taxes.

Cash provided by investing activities in 2000 was $19.0 million. During 2000, the Company received $29.6 million in cash proceeds from the sale of closed and operating restaurant properties and $12.1 million from the disposal of discontinued operations. Cash used for property, plant and equipment additions was $22.4 million and cash used for assets held for sale was $0.3 million.

Cash provided by investing activities in 1999 was $48.3 million. During 1999, the Company received $70.9 million in cash proceeds from the sale of closed and operating restaurant properties and $5.5 million from the disposal of discontinued operations. Cash used for property, plant and equipment additions in 1999 was $26.9 million and cash used for assets held for sale was $1.2 million. Cash provided by investing activities during 1998 was $6.6 million. In 1998, the Company received cash proceeds of $29.6 million, primarily from the sale of closed restaurant locations and the sale of rental properties and $3.6 million from the disposal of discontinued operations. Cash used for property, plant and equipment additions in 1998 was $28.0 million and cash used for assets held for sale was $0.9 million.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 1998, the Company has closed or sold 234 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties, rental properties and leasehold interests, have been sold or are being actively marketed.

Cash used by financing activities was $38.9 million, $88.2 million and $57.2 million in 2000, 1999 and 1998, respectively. On June 28, 2000, the Company announced its intention to commence the Tender Offer to purchase all of its outstanding subordinated Debentures and LYONs for an aggregate price of approximately $80 million. The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to effect the Refinancing. In order to accommodate the timing of the Refinancing, the Tender Offer was extended until September 6, 2000 at which time the Refinancing was completed and the Tender Offer was consummated. Upon consummation of the Tender Offer the Company repurchased approximately 90% of each of the Debentures and the LYONS. Consummation of the Tender Offer and the Refinancing


resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the Company's fourth quarter, net of expenses and income taxes.

Financing activities in 2000 included $261.8 million of borrowings under the Company's credit agreements and $284.5 million of payments on indebtedness that included $201.5 million of payments under the 1997 Credit Facility that was refinanced, $71.8 million of payments for the subordinated debt repurchased, $2.3 million of payments on capital leases and other debt and $9.0 million of payments on the debt incurred in the Refinancing. Financing activities for 2000 also included $3.7 million of payments on litigation settlements and $14.8 million of payments for debt issue costs.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). In the Reorganization, all of the assets comprising the Company's Captain D's operations were transferred to Captain D's, Inc., a wholly-owned subsidiary of the Company. The Reorganization of the Company operations allowed each of the Company's operating segments (Shoney's, Captain D's, and COI) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The new senior lending agreements generally prohibit the movement of cash and other assets between the operating segments except for payments under certain tax sharing arrangements and payments for goods and services.

Below is a brief description of the Company's new senior indebtedness.


SEGMENT      DESCRIPTION OF FINANCING               TERM         INTEREST RATE
------------------------------------------------------------------------------------------------
Shoney's     $99 million mortgage financing         20 years     $22.5 million floating rate
                                                                 of 4.1% over LIBOR
                                                                 $67.7 million fixed rate
                                                                 of 10.23%
                                                                 $8.8 million fixed rate of 10.35%

             $40 million revolving credit           Two years    4.25% over LIBOR
             facility under an amendment                         or 3.25% over the prime rate
             and restatement of the 1997
             Credit Facility

Captain D's  $115 million term loans                16 months    4% over LIBOR
                                                                 or 3% over the prime rate

             $20 million revolving credit facility  16 months    3% to 4% over LIBOR or 2% to 3% over
                                                                 the prime rate, based on certain
                                                                 defined financial ratios

COI          $30 million revolving credit facility  Three years  2.75% over LIBOR or .5% over the prime rate

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


The Company's new senior debt structure requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity is provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit"). Availability under the Shoney's Line of Credit is reduced by outstanding letters of credit of approximately $19.1 million, resulting in approximately $20.9 million of availability of which $6.3 million was drawn at October 29, 2000. During fiscal 2001, the Company has agreed to sell up to $10 million of properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of January 25, 2001 the Company had sold $2.3 million of the $10 million of collateral properties resulting in $18.1 million of availability (after letters of credit) under the Shoney's Line of Credit of which $13.5 million was drawn. Liquidity for the Shoney's segment should also be enhanced by proceeds of up to $15.0 million from certain asset sales following the Company's retention of $15 million from asset sales, that the Company is allowed to retain for its working capital needs. Also, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit and use the cash proceeds to either repay drawings under the line, which will also permanently reduce availability, or cash collateralize the line. As of January 22, 2001 the Company had sold $5.4 million of properties under the $15.0 million provision and retained the proceeds to use in the Company's operations. If the Shoney's segment's operating trends vary from those forecasted or if anticipated timing and levels of asset sales are not met by the Company, the liquidity, financial condition and results of operations could be materially adversely affected. Management expects liquidity for the Shoney's segment to improve in the second quarter of 2001 over the first quarter as sales and cash flows have historically improved during the spring and summer.

Liquidity for the Captain D's segment will be provided by a $20 million line of credit (the "Captain D's Line of Credit"). Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $4.0 million resulting in availability of approximately $16.0 million, of which $7.5 million was drawn at October 29, 2000.

Liquidity for COI is provided by a line of credit (the "COI Line of Credit") of up to $30.0 million. The COI Line of Credit is an asset-based loan under which the availability will increase or decrease as inventory and accounts receivable change. Availability under the line is reduced by $1.8 million of letters of credit, other reserves determined to be reasonably necessary by the lender and $13.2 million of drawings at October 29, 2000.

Financing activities in 1999 included $84.3 million of payments on senior indebtedness, $14.6 million of payments on litigation settlements and net borrowings under the Company's line of credit of $10.9 million. Of the $84.3 million of payments on senior indebtedness, $70.5 million were from the sale of property, plant and equipment, $10.1 million were scheduled payments and $3.7 million were prepayments of scheduled fiscal 2000 payments. On December 2, 1997, the Company completed a refinancing of approximately $281.0 million of its senior debt. The credit facility of up to $375.0 million consisted of a $75.0 million line of credit and two term notes of $100.0 million and $200.0 million, respectively, due in April 2002. Proceeds from the term notes were used to retire the $281 million of refinanced debt and for general working capital. Also, during 1998, the Company made its last substantial payments of $15.7 million on its 1992 litigation settlement and paid debt issue costs of $12.8 million in connection with its refinancing in December 1997.

On March 20, 1999, the parties to three lawsuits that had been provisionally certified as class actions agreed to the material terms of a global settlement of the cases. The settlement agreement, which was executed by the parties to the litigation on June 24, 1999, required the Company to pay $18 million as follows: $11 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. As a result of the settlement, the Company recorded a charge of $14.5 million in the first quarter ended February 14, 1999, which was in addition to a $3.5 million charge recorded in the fourth quarter of 1998. On July 14, 1999, October 1, 1999, and March 1, 2000 the Company paid $11 million, $3.5 million and $3.5 million, respectively, into a qualified settlement fund in accordance with the Court approved settlement, utilizing funds from the Company's refunded income taxes and general working capital.

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past eight years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past four years have not resulted in improvements in sales and margins and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Shoney's Restaurants operating margins until it can consistently increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its new credit agreements, generally is not permitted to incur additional debt and is limited to annual capital expenditures of approximately $18.5 million after fiscal 2000. Management believes the annual capital expenditures permitted under the credit agreements are sufficient for the execution of its business plan. The Captain D's indebtedness, incurred as part of the Refinancing, matures on December 31, 2001. The Company expects to refinance this indebtedness prior to maturity. However, no assurance can be given that the refinancing could be obtained on terms satisfactory to the Company. If the Company were unable to refinance the Captain D's indebtedness on terms satisfactory to the Company, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

Based on current operating results and forecasted operating trends, it is probable that a covenant violation could occur in November 2001 under the Shoney's mortgage financing debt agreements. The Company has available to it remedies which can prevent probable covenant violations and additionally, management believes that loan covenant modifications, if required, could be obtained. Remedies available to the Company to prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios and 2) properties may be sold to franchisees or converted to rental properties if the franchise and rental income streams improve the fixed charge coverage. Historically, the Company has been able to secure financial covenant modifications when needed; however, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. Except as noted above, the Company expects to be in compliance with its remaining financial covenants in 2001 and was in compliance with its financial covenants at the end of 2000.






ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK. The Company has exposure to interest rate changes primarily relating to outstanding indebtedness under the Company's new senior indebtedness. From time to time the Company enters into agreements to reduce its interest rate risks. The Company does not speculate on the future direction of interest rates. The Company's 1997 Credit Facility called for interest at rates which varied with changes in the London Interbank Offered Rate (LIBOR) and the prime rate. The Company's new senior indebtedness also bears interest at rates which vary with changes in LIBOR and the prime rate. As of October 29, 2000, $165.5 million of the Company's debt bore interest at variable rates. The Company has entered into agreements to effectively swap $87.5 million of the floating rate debt to fixed rate debt. In 2000, these agreements decreased the Company's interest expense by $0.3 million. In 1999 and 1998, these agreements increased the Company's interest expense by $0.7 million and $0.3 million, respectively. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

COMMODITY PRICE RISK. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain seafood species is volatile, the Company believes that it has the ability to identify and access alternative seafood products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations include among others fish, coffee, beef, pork, produce and eggs.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the registrant and its subsidiaries, together with all Notes thereto, are set forth immediately following this page on pages 24 through 52 of this Annual Report on Form 10-K.

                       REPORT OF ERNST & YOUNG LLP
                          INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shoney's, Inc.

         We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 29, 2000 and October 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 29, 2000 and October 31, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Nashville, Tennessee
December 14, 2000                         /s/ ERNST & YOUNG LLP


                                   CONSOLIDATED BALANCE SHEET
                                 SHONEY'S, INC. AND SUBSIDIARIES

                                                            OCTOBER 29,          OCTOBER 31,
                                                               2000                 1999
                                                               ----                 ----
ASSETS
  Current assets
    Cash and cash equivalents                             $   7,980,996        $  10,991,872
    Notes and accounts receivable,
      less allowance for doubtful
      accounts of $1,221,000 in 2000
      and $1,497,000 in 1999                                 11,318,035            8,397,342
    Inventories                                              29,552,651           37,347,025
    Prepaid expenses and other current assets                 5,406,559            5,038,982
    Net current assets of discontinued
      operations                                                                   1,406,612
    Net current assets held for sale                         22,887,211           27,282,950
                                                          -------------        -------------
      Total current assets                                   77,145,452           90,464,783

Property, plant and equipment, at lower
     of cost or market
     Land                                                    83,475,511           87,588,125
     Buildings                                              177,602,560          192,408,177
     Buildings under capital leases                          11,503,162           13,690,456
     Restaurant and other equipment                         217,151,719          239,175,686
     Leasehold improvements                                  45,736,664           55,831,570
     Rental properties                                        7,521,677           16,446,432
     Construction in progress
       (estimated cost to complete:
       $431,000 in 2000 and $950,000 in 1999)                 3,280,580            3,797,498
                                                          -------------        -------------
                                                            546,271,873          608,937,944
     Less accumulated depreciation and
       amortization                                        (315,773,546)        (332,728,963)
                                                          --------------       --------------
       Net property, plant and equipment                    230,498,327          276,208,981

Other assets
     Goodwill (net of accumulated amortization
       of $7,318,000 in 2000
       and $7,001,000 in 1999)                               13,200,847           19,720,435
     Deferred charges and other intangible assets            13,673,118            5,930,275
     Net non-current assets of
       discontinued operations                                                     9,460,324
     Other                                                    3,910,392            3,870,368
                                                          -------------        -------------
       Total other assets                                    30,784,357           38,981,402
                                                          -------------        -------------
                                                          $ 338,428,136        $ 405,655,166
                                                          =============        =============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   CONSOLIDATED BALANCE SHEET
                                 SHONEY'S, INC. AND SUBSIDIARIES

                                                            OCTOBER 29,          OCTOBER 31,
                                                               2000                 1999
                                                               ----                 ----
LIABILITIES AND SHAREHOLDERS' DEFICIT
  Current liabilities
    Accounts payable                                      $  26,655,872        $  28,346,517
    Taxes other than income taxes                             8,902,100           10,662,326
    Employee compensation and related items                  30,573,124           30,864,741
    Accrued interest expense                                  2,452,890            3,295,724
    Other accrued liabilities                                15,882,005           18,709,985
    Reserve for litigation settlement
      due within one year                                                          3,872,961
    Debt and capital lease obligations
      due within one year                                    21,106,938           29,333,548
                                                          -------------        -------------
      Total current liabilities                             105,572,929          125,085,802

  Long-term debt                                            254,199,846          345,884,820
  Obligations under capital leases                            9,141,910           12,043,103
  Reserve for litigation settlement                                                  158,687
  Other liabilities                                          24,612,414           28,568,820
  Self insurance reserves                                    30,887,858           41,051,290

  Commitments and contingencies

  Shareholders' deficit
    Common stock, $1 par value: authorized
      200,000,000 shares; issued 50,659,282
      in 2000 and 49,492,514 in 1999                         50,659,282           49,492,514
    Additional paid-in capital                              137,521,843          137,674,675
    Accumulated deficit                                    (274,167,946)        (334,304,545)
                                                          --------------       --------------
      Total shareholders' deficit                           (85,986,821)        (147,137,356)
                                                          --------------       --------------
                                                          $ 338,428,136        $ 405,655,166
                                                          ==============       ==============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               CONSOLIDATED STATEMENT OF OPERATIONS
                                 SHONEY'S, INC. AND SUBSIDIARIES

                                                                        YEARS ENDED
                                                                        -----------
                                                    OCTOBER 29,          OCTOBER 31,        OCTOBER 25,
                                                       2000                 1999               1998
                                                       ----                 ----               ----
Revenues
  Net sales                                       $   811,668,853      $   931,138,588    $ 1,072,021,551
  Franchise fees                                       14,484,990           15,198,094         14,468,561
  Other income                                          9,691,350           20,571,142         12,200,615
                                                  ---------------      ---------------    ---------------
    Total revenues                                    835,845,193          966,907,824      1,098,690,727

Costs and expenses
  Cost of sales
    Food and supplies                                 325,169,020          356,505,748        417,512,841
    Restaurant labor                                  224,096,609          263,805,277        293,880,518
    Operating expenses                                190,359,509          222,279,852        270,176,319
                                                  ---------------      ---------------    ---------------
                                                      739,625,138          842,590,877        981,569,678
  General and administrative expenses                  64,909,623           76,042,520         85,432,973
  Impairment of long-lived assets                      17,119,822           18,422,554         47,160,980
  Interest expense                                     36,658,947           42,158,716         48,476,518
  Restructuring expenses                                1,031,586            4,461,670         10,058,769
  Litigation settlement                                                     14,500,000          3,500,000
                                                  ---------------      ---------------    ---------------
    Total costs and expenses                          859,345,116          998,176,337      1,176,198,918

Loss from continuing operations before income
  taxes and extraordinary gain (loss)                 (23,499,923)         (31,268,513)       (77,508,191)
Provision for (benefit from) income taxes
  Current                                                 477,000              755,000        (11,291,000)
  Deferred                                               (981,000)          (1,890,000)        38,088,000
                                                  ----------------     ----------------   ----------------
    Total income taxes                                   (504,000)          (1,135,000)        26,797,000
Loss from continuing operation
  before extraordinary gain (loss)                    (22,995,923)         (30,133,513)      (104,305,191)
Discontinued operations, net of income taxes              166,119            1,307,115         (1,983,591)
Gain on sale of discontinued
  operations, net of income taxes                         489,260
Extraordinary gain (loss) on early
  extinguishment of debt, net of income taxes          82,477,143                              (1,415,138)
                                                  ---------------      ----------------   ----------------
Net income (loss)                                 $    60,136,599      $   (28,826,398)   $  (107,703,920)
                                                  ===============      ================   ================
Earnings per common share
  Basic and diluted:
    Loss from continuing operations
      before extraordinary items                  $         (0.46)     $         (0.61)   $         (2.14)
    Discontinued operations, net of income taxes                                  0.03              (0.04)
    Gain on sale of discontinued
      operations, net of income taxes                        0.01
    Extraordinary gain (loss) on the early
      extinguishment of debt, net of income taxes            1.64                                   (0.03)
                                                  ----------------     ----------------   ----------------
    Net income (loss)                             $          1.19      $         (0.58)   $         (2.21)
                                                  ================     ================   ================

Weighted average shares outstanding
  Basic and diluted                                    50,427,186           49,339,259         48,665,685


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 SHONEY'S, INC. AND SUBSIDIARIES

                                                                                      TOTAL
                                                 ADDITIONAL                        SHAREHOLDERS'
                                   COMMON         PAID-IN         ACCUMULATED         EQUITY
                                   STOCK          CAPITAL           DEFICIT          (DEFICIT)
                                   -----          -------           -------          ---------
Balances at October 26, 1997    $ 48,568,109   $ 136,861,158    $  (197,774,227)  $  (12,344,960)
Net loss                                                           (107,703,920)    (107,703,920)
Tax benefits related to
  compensation plans                                   1,078                               1,078
Issuance of common
  shares pursuant to
  employee stock option and
  stock benefit plans                126,756         201,754                             328,510
Compensation related to grant
  of restricted shares
  of common stock                                    232,121                             232,121
                                ------------   -------------    ----------------  ---------------
Balances at October 25, 1998      48,694,865   $ 137,296,111       (305,478,147)    (119,487,171)

Net loss                                                            (28,826,398)     (28,826,398)
Issuance of common shares
  for employee
  and director compensation          543,242         264,522                             807,764
Issuance of common shares
  pursuant to employee stock
  benefit plans                      189,407          32,896                             222,303
Compensation related to grant
  of restricted shares
  of common stock                     65,000          81,146                             146,146
                                ------------   -------------    ----------------  ---------------

Balances at October 31, 1999      49,492,514   $ 137,674,675       (334,304,545)    (147,137,356)
Net income                                                           60,136,599       60,136,599
Issuance of common shares
  for employee
  and director compensation          809,216          45,234                             854,450
Issuance of common shares
  pursuant to employee
  stock benefit plans                267,200          46,592                             313,792
Compensation related
  to grant of restricted
  shares of common stock              90,000        (252,692)                           (162,692)
Conversions of subordinated
  convertible debentures                 352           8,034                               8,386
                                ------------   --------------   ----------------  ---------------
Balances at October 29, 2000    $ 50,659,282   $ 137,521,843    $  (274,167,946)  $  (85,986,821)
                                ============   ==============   ================  ===============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                 SHONEY'S, INC. AND SUBSIDIARIES

                                                                        YEARS ENDED
                                                                        -----------
                                                    OCTOBER 29,          OCTOBER 31,        OCTOBER 25,
                                                       2000                 1999               1998
                                                       ----                 ----               ----
Operating activities
  Net income (loss)                               $  60,136,599        $   (28,826,398)   $  (107,703,920)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    (Income) loss from discontinued
       operations, net of income taxes                 (166,119)            (1,307,115)         1,983,591
    Gain on sale of discontinued
       operations, net of income taxes                 (489,260)
    Depreciation and amortization                    34,589,391             39,976,843         47,869,818
    Interest expense on zero coupon convertible
       debentures and other noncash charges          13,174,010             15,790,371         18,241,660
    Deferred income taxes                              (981,000)            (1,890,000)        38,088,000
    Gain on disposal of
       property, plant and equipment                 (7,863,680)           (18,827,435)        (8,358,890)
    Extraordinary gain on
       early extinguishment of debt                 (82,477,143)
    Payments for debt retirement costs               (3,175,257)
    Impairment of long-lived assets                  17,119,822             18,422,254         47,160,980
    Changes in operating assets and liabilities:
       Notes and accounts receivable                 (2,382,204)             1,746,576          1,991,904
       Inventories                                    7,794,374               (497,326)         1,135,568
       Prepaid expenses                                (123,042)            (1,730,640)         1,450,678
       Accounts payable                                 153,121            (10,850,662)         2,524,508
       Accrued expenses                              (6,457,076)            (7,324,160)        12,852,813
       Litigation settlement                                                14,500,000          3,500,000
       Refundable income taxes                                              14,005,359         (9,928,809)
       Other liabilities                            (12,601,497)              (444,616)         4,243,692
                                                  --------------       ----------------   ----------------
    Net cash provided by continuing
       operating activities                          16,251,039             32,743,051         55,051,593
    Net cash provided by discontinued
       operating activities                             611,109              1,777,995             12,330
                                                  --------------       ----------------   ----------------
    Net cash provided by operating activities        16,862,148             34,521,046         55,063,923
Investing activities
  Purchases of property, plant and equipment        (22,410,298)           (26,930,895)       (27,981,649)
  Purchase of assets held for sale                     (275,533)            (1,203,937)          (954,328)
  Proceeds from disposal of
    property, plant and equipment                    29,577,309             70,863,688         29,574,228
  Proceeds from disposal of
    discontinued operations                          12,120,272              5,538,277          3,661,808
  (Increase) decrease in other assets                   (10,505)                76,718          2,251,102
                                                  --------------       ----------------   ----------------
    Net cash provided by investing activities        19,001,245             48,343,851          6,551,161
Financing activities
  Proceeds of long-term debt                        261,845,000                               300,533,143
  Payments on long-term debt
    and capital lease obligations                  (284,531,721)           (84,289,662)      (329,304,224)
  Proceeds from line of credit
    and short-term debt                             204,084,983             51,868,000         16,399,000
  Payments on line of credit
    and short-term debt                            (201,753,674)           (40,981,000)       (16,399,000)
  Exercise of employee stock options                                                               39,495
  Payments on litigation settlement                  (3,726,680)           (14,567,992)       (15,705,329)
  Payments for debt issue costs                     (14,792,177)              (180,093)       (12,751,670)
                                                  --------------       ----------------   ----------------
    Net cash used by financing activities           (38,874,269)           (88,150,747)       (57,188,585)
                                                  --------------       ----------------   ----------------
  Increase (decrease) in cash
    and cash equivalents                             (3,010,876)            (5,285,850)         4,426,499
  Cash and cash equivalents at beginning of year     10,991,872             16,277,722         11,851,223
                                                  --------------       ----------------   ----------------
Cash and cash equivalents at end of year          $   7,980,996        $    10,991,872    $    16,277,722
                                                  ==============       ================   ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SHONEY'S, INC. AND SUBSIDIARIES
            OCTOBER 29, 2000, OCTOBER 31, 1999 AND OCTOBER 25, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements to conform to the 2000 basis of presentation.

PROPERTY, PLANT AND EQUIPMENT -- Land, buildings, leasehold improvements, rental properties and restaurant and other equipment are recorded at cost, including a provision for capitalized interest. Depreciation and amortization are provided principally on the straight-line method over the following estimated useful lives: restaurant buildings--20 years; certain office buildings and warehouses--20 to 40 years; real property leased to others-- over the term of the lease, generally 15 to 20 years; restaurant and other equipment--3 to 10 years; and capital leases and leasehold improvements-- lesser of life of assets or the term of the lease.

GAINS ON ASSET SALES -- Gains on asset sales that include real estate owned by the Company are recognized in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" ("SFAS 66"). For restaurant sale transactions that do not include real estate owned by the Company, gains are recognized at the time of sale, if the collection of the sales price is reasonably assured and the Company does not remain contingently liable in the case of a leased property.

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

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates cash flows for individual restaurants and related goodwill. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value. The Company considers fair value to either be the real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant. The Company transfers net property, plant and equipment to assets held for sale when a plan to dispose of the assets has been committed to by management. Assets transferred to net property, plant and equipment held for sale are recorded at the lesser of its fair value, less estimated costs to sell or carrying amount.

CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION - Restaurant revenues are recognized when food and service are rendered. Revenue for distribution and manufacturing is recognized when products are shipped. Initial franchise fees and market development fees are recorded as revenues when the restaurants begin operations and the cash payment has been received. Franchise fees based on sales of franchisees are accrued as earned.


INVENTORIES -- Inventories, consisting of food items, beverages and supplies, are stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

PRE-OPENING COSTS -- Pre-opening costs include direct incremental costs relating to opening new restaurants, such as training costs for new employees and related travel expenses incurred before a new restaurant opens. Effective November 1, 1999 these costs are expensed as incurred. Prior to fiscal 2000, such costs were capitalized and amortized over a period not to exceed one year. No preopening costs were capitalized as of October 31, 1999.

ADVERTISING COSTS -- The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $29.3 million, $32.4 million, and $43.1 million in 2000, 1999 and 1998, respectively.

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

FISCAL YEAR -- The Company's fiscal year ends on the last Sunday in October. Fiscal 1999 included 53 weeks compared to fiscal years 2000 and 1998 that were comprised of 52 weeks each.

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

LONG-TERM DEBT: The carrying amounts of the Company's borrowings under the variable rate portion of the Shoney's mortgage financing, Shoney's line of credit, Captain D's term notes, Captain D's line of credit and COI line of credit which have variable interest rates approximate their fair value. The fair values of the Company's subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures were determined based on the price offered by the Company in a tender offer which resulted in the redemption of approximately 90% of each bond issued on September 6, 2000. Since September 6, 2000 there has not been an active market for these bonds and therefore, fair value is not determined by market quotes. The fair value of other long-term debt including the fixed rate portion of the Shoney's Mortgage Financing, industrial revenue bonds and notes payable was estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined based on quoted market prices, (see Note 8.)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In May 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. The Company's prior accounting policy was to expense costs associated with startup activities systematically over a period not to exceed twelve months. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 did not have a material effect on the Company's results of operations during the year ended October 29, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

CONCENTRATION OF RISKS AND USE OF ESTIMATES -- As of October 29, 2000, the Company operated and franchised a chain of 1,023 restaurants in 28 states. The chain consisted of two restaurant divisions: Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company also operates Commissary Operations, Inc. ("COI"), a distribution and manufacturing business that provides food and supplies to Company and certain franchised restaurants. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms which generally do not require customers to provide collateral or other security to the Company. Additionally, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or non-performance would materially affect the Company's results of operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the amounts reported in the Consolidated Financial Statements. Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the Consolidated Financial Statements. Changes in such estimates will be made as appropriate as additional information becomes available and may affect amounts reported in future periods.

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


Net current assets of discontinued operations consisted primarily of net current assets held for sale. Net non-current assets of discontinued operations consisted primarily of net property, plant and equipment. This discontinued line of business had total revenue, net income and gains on sales of discontinued operations as follows:

                                      2000        1999       1998
                                      ----        ----       ----
 ($ in thousands)
Total revenue                       $ 12,420    $ 32,465   $ 44,672
Net income (loss)                   $    166    $  1,307   $ (1,984)
Gains on sale of
  discontinued operations           $    489    $     --   $     --


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

The TPI acquisition was accounted for as a purchase, and the results of TPI's operations have been included in the Company's Consolidated Financial
Statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which was originally being amortized on a straight line basis over 20 years. Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining life of 10 years.
The change in estimate resulted in $1.2 million of additional amortization in 1999. During 1997, the Company adjusted its preliminary estimate of goodwill by $4.2 million relating to a revised estimate of deferred tax assets. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $2.8 million in 2000, $4.0 million in 1999 and $13.1 million in 1998.

As of October 29, 2000, of the properties acquired in the TPI transaction, the Company has closed 111 under-performing Shoney's Restaurants, 12 under-performing Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. In addition, 17 of the acquired Shoney's Restaurants were sold to franchisees. Twenty-eight of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income.
The total amount of such liabilities included in the purchase price allocation was approximately $21.0 million.

During 2000, approximately $0.8 million was charged to this account, including $0.1 million in lease payments associated with the former TPI corporate headquarters. Also during 2000, the Company revised its estimate of previously accrued liabilities in connection with purchase accounting by $2.6 million. Approximately $1.9 million was charged to this liability in 1999, including approximately $1.7 million in costs to exit restaurants acquired and $0.2 million in lease payments associated with the former TPI corporate headquarters. Also during 1999, the Company revised its estimate of previously accrued liabilities assumed in purchase accounting by $2.0 million. The changes in estimates were the result of assigning or terminating certain leases on terms more favorable to the Company than originally estimated. The reduction in liabilities accrued in connection with purchase accounting reduced goodwill.


During 1998, approximately $2.3 million in costs were charged to this liability, including approximately $1.6 million to exit restaurants acquired and $0.7 million in lease payments associated with the former TPI corporate headquarters. Approximately $4.4 million of exit costs related to the TPI acquisition remains accrued at October 29, 2000.

The Company made no acquisitions of restaurants during 2000, 1999 or 1998.

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

During the first quarter of 1998, the Company recorded an impairment charge of $2.6 million. Based on the continued decline in operating performance of the Company's restaurant operations during 1998, particularly the Shoney's
Restaurants division, the Company completed an asset impairment analysis during the third quarter of 1998. As a result of this analysis, the Company recorded an asset impairment charge of $44.6 million during the third quarter of 1998. Approximately $42.7 million of the third quarter 1998 asset impairment charge related to the Shoney's Restaurant division.

Because of continued declines in the operating performance of the Company's
Shoney's Restaurant division during 1999, the Company completed an asset impairment analysis during the third quarter of 1999 and recorded an asset impairment charge of $18.4 million. Approximately $17.1 million of the third quarter 1999 asset impairment charge related to assets held and used in the Company's operations and approximately $1.3 million related to assets held for sale. Of the $17.1 million relating to assets held and used in the Company's operations, $15.6 million related to the Shoney's Restaurant division. During 2000, the performance of the Company's Shoney's Restaurant segment continued to decline. The Company completed an asset impairment analysis during the third quarter of 2000 and recorded an asset impairment charge of $12.8 million. During the fourth quarter of 2000, the Company recorded an additional asset impairment charge of $4.3 million. The fourth quarter impairment charge was the result of the Company's decision to actively market additional real estate that resulted in the write down of certain properties to market less costs to sell. Approximately $13.1 million of the 2000 asset impairment charges related to assets held and used in the Company's operations. Of the $13.1 million of charges relating to assets held and used in the Company's operations, $11.4 million related to Shoney's
Restaurants.

At October 29, 2000, the carrying value of the 48 properties to be disposed of was $22.9 million and is reflected on the Consolidated Balance Sheet as net assets held for sale. The Company believes that it is probable that the sale will occur and proceeds will be collected within one year. Assets held for sale are included in Corporate and Other for certain segment financial information disclosed in Note 17 to the Consolidated Financial Statements.
Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

NOTE 5 - RESTRUCTURING EXPENSES

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the Consolidated Statement of Operations in the restructuring expenses caption. The Company recorded approximately $10.7 million in exit costs during 1998 ($0.6 million has subsequently been reclassified to discontinued operations), primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. During the third quarter of 1999, the Company recorded approximately $0.4 million in severance and related costs pertaining to the planned closure of its distribution center in Macon, Georgia. The Company recorded $5.7 million of exit costs in the fourth quarter of 1999 as a result of 76 additional restaurant closures.
In addition, during 1999, the Company revised its estimate of previously accrued exit costs downward by $1.6 million. The change in estimate is the result of assigning certain leases on terms more favorable to the Company than originally estimated. During the fourth quarter of 2000, the Company recorded an additional $1.0 million of exit costs as a result of restaurant closures in 2000. The Company charged approximately $6.3 million, $3.5 million and $1.0 million against these exit cost reserves in 2000, 1999 and 1998, respectively. The increase in charges against the exit cost reserves in 2000 was partially the result of $2.2 million of lump sum payments to settle all remaining obligations of certain leases. Approximately $6.7 million of accrued exit costs remain at October 29, 2000.

During 1998, the Company closed 94 under-performing restaurants. Thirty-six additional under-performing restaurants were closed during the first quarter of 1999 and ten restaurants were sold to franchisees. Fifteen restaurants were closed during the second quarter and one previously closed restaurant was reopened. An additional 76 under-performing restaurants were closed in the fourth quarter of 1999, nine restaurants were sold to franchisees and one
Captain D's was opened. In 2000, the Company closed thirteen under-performing restaurants, sold twelve restaurants to franchisees and opened one Captain
D's. Below are sales and EBIT (which, when that term is used in this Annual
Report on Form 10-K, means operating income before asset impairment charges, restructuring charges, and litigation settlements) for all restaurants closed or sold.


                                                  2000                 1999                   1998

                                                      EBIT AS               EBIT AS                EBIT AS
($ IN THOUSANDS)                            SALES     DEFINED    SALES      DEFINED     SALES      DEFINED
                                            ------------------   --------------------   --------------------
Stores closed during 1998 and prior years   $     --  $   (13)   $      --  $ (2,056)   $  60,585  $ (8,322)

Stores closed or sold during 1999                 --     (202)      95,918    (9,987)     169,624    (5,720)

Stores closed or sold during 2000             16,714   (2,199)      32,764      (326)      33,375       628
                                            ---------------------------------------------------------------
Total                                       $ 16,714  $(2,414)   $ 128,682  $(12,369)   $ 263,584  $(13,414)
                                            ================================================================

NOTE 6 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs of approximately $14.8 million, $0.2 million, and $12.8 million relating to various financings during 2000, 1999 and 1998, respectively, have been paid and deferred. Amortization of debt issue costs during 2000, 1999 and 1998 was approximately $3.3 million, $4.6 million, and $4.1 million, respectively. Debt issue costs of $1.1 million were incurred during the fourth quarter of 1997 to obtain various waivers of payments and financial covenants to facilitate the Company's refinancing and were deferred at October 26, 1997. These debt issue costs were charged to interest expense during 1998.

The Company had unamortized debt issue costs deferred at September 6, 2000 of $3.7 million related to the 1997 Credit Facility and the subordinated debt repurchased during fiscal 2000. These costs were charged against the extraordinary gain on early extinguishments of debt in the fourth quarter of 2000.

The Company had unamortized debt issue costs deferred at October 26, 1997 totaling $2.2 million related to debt refinanced on December 2, 1997, which resulted in an extraordinary loss, net of tax, totaling approximately $1.4 million (or $0.03 per share) in the first quarter of 1998.


NOTE 7 - INCOME TAXES

The components of the Company's deferred tax assets and liabilities as of October 29, 2000 and October 31, 1999 are as follows:

                                                            2000              1999
                                                            ----              ----
Deferred tax assets:
     Reserve for lawsuit settlement                     $          0      $ 1,428,355
     Reserve for self insurance                           16,352,017       17,908,048
     Reserve for restructuring and closed stores           4,326,768        7,376,846
     Amortization of intangibles                           1,878,081        2,409,639
     Net operating loss, contribution and tax
         credit carryforwards                             15,915,045       39,673,959
     Book over tax depreciation                            4,010,542                0
     Other - net                                             596,319        1,712,412
                                                        ------------      -----------
     Deferred tax assets                                  43,078,772       70,509,259
     Less valuation allowance                            (43,078,772)     (68,942,469)
                                                        -------------     ------------
     Net deferred tax assets                                       0        1,566,790

Deferred tax liabilities:
     Tax over book depreciation                                    0        1,566,790
                                                        ------------      -----------
     Deferred tax liabilities                                      0        1,566,790
                                                        ------------      -----------
Total net deferred tax asset                            $          0      $         0
                                                        ============      ===========

At October 29, 2000, the Company had targeted jobs and tip credit carryforwards of approximately $4.6 million which expire during the years 2002 through 2010. These carryforward items were acquired in the acquisition of TPI, and the utilization of these carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company also has a net operating loss carryforward of $6.1 million and targeted jobs and tip credit carryforwards of $3.3 million, which expire in the years 2019 and 2020 and are not subject to limitations imposed by the Internal Revenue Code. The Company also has alternative minimum tax credit carryforwards of $0.9 million, which have no expiration period. The Company has state net operating loss carryforwards of approximately $119.0 million, which expire from 2001 to 2019.

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

In the fourth quarter of 2000, an adjustment was made to the TPI purchase price allocation. As a result, deferred tax assets related to the TPI acquisition were reduced by $1.0 million, and the valuation allowance related to the TPI deferred tax assets was also reduced by $1.0 million, resulting in a decrease in income tax expense. The total deferred tax asset valuation allowance at October 29, 2000 was $43.1 million and decreased $25.8 million during 2000. The decrease in the valuation allowance is primarily the result of utilization of net operating loss carryforwards in the current fiscal year. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.


The components of the provision for (benefit from) income taxes are as follows:

                                           2000            1999             1998
                                           ----            ----             ----
Current:
     Federal                           $   945,000      $         0     $(14,892,000)
     State                                 967,000          755,000        2,795,000
                                       -----------      -----------     -------------
                                         1,912,000          755,000      (12,097,000)
                                       -----------      -----------     -------------
Deferred:
     Federal                              (853,000)        (821,000)      38,996,000
     State                                (128,000)      (1,069,000)        (908,000)
                                       ------------     ------------    -------------
                                          (981,000)      (1,890,000)      38,088,000
                                       ------------     ------------    -------------
Total income tax provision (benefit)   $   931,000      $(1,135,000)    $ 25,991,000
                                       ============     ============    =============

The income statement classification of the provision for (benefit from) income taxes is as follows:

                                           2000            1999             1998
                                           ----            ----             ----
Income tax provision (benefit)
     attributable to continuing
     operations                        $  (504,000)     $(1,135,000)    $ 26,797,000
Extraordinary gain (loss) on early
     extinguishment of debt              1,435,000                          (806,000)
                                       ------------     ------------    -------------
Total income tax provision (benefit)   $   931,000      $(1,135,000)    $ 25,991,000
                                       ============     ============    =============

A reconciliation of the difference between total income tax provision (benefit) and the amount computed using the statutory federal income tax rate is as follows:

                                            2000            1999             1998
                                            ____            ____             ____

Statutory federal income tax rate                35%             35%              35%
Federal income taxes (benefit) based
     on the statutory tax rate         $ 21,373,659     $(10,486,489)    $(28,599,522)
State and local income taxes, net of
     federal tax benefit                  2,866,720       (1,961,864)      (3,882,840)
Targeted jobs and tip credits              (944,957)      (1,175,886)        (963,706)
Goodwill amortization and impairment
     write-down                           1,715,482        2,391,232        5,056,781
Change in valuation allowance           (25,863,697)       5,795,526       52,538,000
Other                                     1,783,793        4,302,481        1,842,287
                                       -------------    -------------    -------------
Total income tax provision (benefit)   $    931,000     $ (1,135,000)    $ 25,991,000
                                       =============    =============    =============

The Company made income tax payments, (net of refunds), of approximately $0.7 million, ($19.6 million) and ($3.1 million) during 2000, 1999 and 1998, respectively.


NOTE 8 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 29, 2000 and October 31, 1999 consisted of the following:

                                                         2000                   1999
                                                         ----                   ----
Senior debt - Line of Credit                        $          --          $  10,887,000
Senior debt - Term A Note                                      --             45,672,524
Senior debt - Term B Note                                      --            130,800,859
Shoney's - Mortgage Financing                          99,000,000                     --
Shoney's - Line of Credit                               6,345,000                     --
Captain D's - Term Notes                              115,000,000                     --
Captain D's - Line of Credit                            7,500,000                     --
COI - Line of Credit                                   13,218,309                     --
Subordinated zero coupon debentures, due
   April 2004                                          13,753,168            122,520,712
Subordinated convertible debentures, 8.25% due
   July 2002, (net of discount of $2,505,281 in
   1999 and $168,470 in 2000)                           5,109,530             49,057,719
Industrial revenue bonds, due in varying annual
   installments to December 2002 collateralized by
   land, buildings, equipment and restricted cash      10,165,000             10,315,000
Notes payable to others, 6.0% to 10.25%, maturing
   at varying dates to 2009 (the notes are
   fully secured by land, buildings and equipment)      3,763,744              4,420,602
                                                    -------------          -------------
                                                      273,854,751            373,674,416
Obligations under capital leases                       10,593,943             13,587,055
                                                    -------------          -------------
                                                      284,448,694            387,261,471
Less amounts due within one year                       21,106,938             29,333,548
                                                    -------------          -------------
Amounts due after one year                          $ 263,341,756          $ 357,927,923
                                                    =============          =============

SENIOR DEBT REFINANCING

On September 6, 2000, the Company completed a refinancing of approximately $248.3 million in connection with a cash tender offer (the "Tender Offer") that resulted in the purchase of approximately 90% of the outstanding subordinated convertible debentures (the "TPI Debentures") and zero coupon convertible debentures (the "LYONs") for an aggregate price of approximately $71.8 million. The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to refinance the indebtedness outstanding under the Company's 1997 Credit Facility in addition to receiving financing necessary to effect the Tender Offer (the "Refinancing"). In order to accommodate the timing of the Refinancing, the Tender Offer was extended until September 6, 2000 at which time the Refinancing was completed and the Tender Offer was consummated.
Upon consummation of the Tender Offer, the Company repurchased approximately 90% of each of the TPI Debentures and the LYONS. Consummation of the Tender Offer and the Refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the Company's fourth quarter, net of expenses and taxes.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization included transferring substantially all of the assets of the Company's Captain D's restaurants to a wholly-owned subsidiary, Captain D's, Inc. The reorganization allowed each of the Company's operating segments (Shoney's, Captain D's, and COI) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The new senior lending agreements generally prohibit the movement of cash between the operating segments except for payments under certain tax sharing arrangements and payments for goods and services.


SHONEY'S - MORTGAGE FINANCING

In connection with the Refinancing, on September 6, 2000 the Company entered into a $99 million, twenty-year mortgage financing which is secured by the land, buildings and equipment of 142 Shoney's Restaurants. The carrying value of the collateral for the mortgage financing was $93.6 million at October 29, 2000. Principal reductions were scheduled to commence on November 1, 2000 and therefore no payments were made during fiscal 2000. Principal reductions of approximately $1.5 million are scheduled during 2001. A portion of this debt carries a fixed rate of interest and the remainder is at a floating rate which is reset monthly based on the London Interbank Offered Rate
(LIBOR). As of October 29, 2000 the effective interest rates on this debt were as follows:

                 Principal Amount      Fixed/Floating     Interest Rate
                 ----------------      --------------     -------------
                 $  67,711,000             Fixed              10.23%
                 $   8,750,000             Fixed              10.35%
                 $  22,539,000            Floating            10.72%

SHONEY'S - LINE OF CREDIT

On September 6, 2000, the Company entered into an amendment and restatement of the 1997 Credit Facility which provides Shoney's with a $40 million line of credit. This line of credit has a two-year term expiring on September 6, 2002 and is secured by all of the Shoney's Restaurant properties not serving as collateral for the Shoney's Mortgage Financing or other debt and certain surplus, office and miscellaneous properties owned and leased by the Company. The carrying value of the collateral for the line of credit was $29.5 million at October 29, 2000. Available credit under the line of credit is reduced by letters of credit. At October 29, 2000, the Company had borrowings under the line of credit of $6.3 million and had outstanding letters of credit of $19.1 million, resulting in available credit of $14.6 million. The Company has agreed to sell during 2001 up to $10 million of certain properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. Also, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit, retain and use in the business the first $15 million in the sale proceeds, and thereafter, use the cash proceeds to either repay drawings under the line, which also permanently reduce availability, or cash collateralize the line. The Company pays a commitment fee of 0.50% for unused available credit under the facility. The interest rate for this line of credit is at floating rates (4.25% over LIBOR or 3.25% over the prime rate) and at October 29, 2000 the interest rate on this line of credit was 12.75%.

CAPTAIN D'S - TERM NOTES AND REVOLVER

Captain D's, Inc. ("Captain D's"), in connection with the Refinancing, entered into a credit facility on September 6, 2000 for up to $135 million consisting of two term notes totaling $115 million and a $20 million line of credit. This facility, which terminates on December 31, 2001, is secured by all of the assets owned by Captain D's including owned land, buildings and equipment, certain leased restaurant properties, and a pledge of certain other assets of Captain D's. The carrying value of the collateral for the Captain D's term notes and line of credit was $87.3 million at October 29, 2000. At October 29, 2000 there was $115 million outstanding under the term notes and $7.5 million outstanding under the line of credit. There are no scheduled payments under the term notes or the revolver prior to the termination date of the credit facility. Available credit under the line of credit is reduced by outstanding letters of credit. At October 29, 2000, Captain D's outstanding letters of credit totaled $4.0 million, resulting in available credit of $8.5 million. Captain D's pays a commitment fee of .50% for unused available credit under the line of credit. The interest rate on the term notes is at floating rates (4% over LIBOR or 3% over the prime rate) and the interest rate for the line of credit ranges from 3% to 4% over LIBOR or 2% to 3% over the prime rate, based on certain defined financial ratios. At October 29, 2000, the effective interest rate for the term notes and the line of credit was 10.64% and 12.25%, respectively.


COI - REVOLVING CREDIT FACILITY

As part of the refinancing, on August 31, 2000, COI entered into a $30 million revolving credit facility which is secured by substantially all of COI's assets including land, buildings and equipment, inventory and accounts receivable. The carrying value of the collateral for the COI revolving credit facility was $30.5 million at October 29, 2000. This revolving credit facility has a three-year term expiring on August 31, 2003. Available credit under this facility is based on a formula, which allows for borrowings on predetermined percentages of eligible accounts receivable and inventory. Available credit is reduced by $1.8 million outstanding letters of credit, other reserves determined to be reasonably necessary by the lender and $13.2 million of drawings at October 29, 2000. At October 29, 2000, available credit under this facility was approximately $3.0 million. COI pays a commitment fee of .50% for unused credit under the facility. At October 29, 2000, the effective interest rate on this line of credit was 9.45%.

INTEREST RATE HEDGE PROGRAMS

The 1997 Credit Facility, which facility has been amended and restated and now provides the Shoney's Line of Credit, required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the original loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at October 31, 1999, which was comprised of two $40.0 million agreements, for which the interest rates were fixed at approximately 6.1% and 5.9%, respectively, plus the applicable margin, and an additional $20.0 million agreement which fixed the interest rate on the covered amount of debt at 5.6% plus the applicable margin. On May 11, 2000, the Company sold $50.0 million of swap agreements for a gain of $0.3 million. The interest rate swap agreements which were sold consisted of notional amounts of $10.0 million and $40.0 million with fixed interest rates of 6.1% and 5.9%, respectively, and which were scheduled to terminate on January 8, 2001. The gain was deferred and is being amortized over the remaining term of the interest rate swap agreements. Of the remaining $50 million of interest rate swaps, $20 million of the interest rate swaps with a fixed interest rate of 5.55% terminated on October 8, 2000 and $30 million of the interest rate swaps with a fixed rate of 6.12% will terminate on January 8, 2001. The 1997 Credit Facility, as amended and restated, does not require a hedge program. At October 29, 2000, the estimated profit to the Company to exit its remaining interest rate swap agreements was approximately $0.1 million.

The Captain D's credit agreement required Captain D's, Inc. to enter into an interest rate hedge program covering a notional amount of not less than 50% of the term notes outstanding ($57.5 million) within 45 days of the date of the loan closing. On October 16, 2000, Captain D's entered into an interest rate swap agreement covering $57.5 million of debt which fixes the interest rate at 6.65% plus the applicable margin for the term of the Captain D's credit agreement. At October 29, 2000, the estimated cost to Captain D's to exit the interest rate swap agreement was approximately $0.1 million.

In July and August 2000, the Company entered into a forward agreement to lock the interest rate on a portion of the Shoney's Mortgage Financing. The interest rate on this fixed rate debt was to be based on the ten year U.S. Treasury Note rate between two and ten days prior to the closing of the transaction. Because the ten year U.S. Treasury Note rate decreased between the date of the agreement and the date the financing was consummated (September 6, 2000), the Company paid the interest rate differential between the agreed upon interest rate and the market rate of the ten year U.S. Treasury Note. This amount is being amortized and recognized as an adjustment to interest expense over the 20 year term of the financing.

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

The Company's new senior loan agreements are secured by substantially all of the Company's assets. These new debt agreements (1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

Based on current operating results and forecasted operating trends, it is probable that a covenant violation could occur in November 2001 under the Company's mortgage financing debt agreements. Although the Company has available to it remedies which may prevent probable covenant violations, management believes that loan covenant modifications, if required, could be obtained. Remedies available to the Company to prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios and 2) properties may be sold to franchisees or converted to rental properties if the franchise and rental income streams improve the fixed charge coverage. Historically, the Company has been able to secure financial covenant modifications when needed; however, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. Except as noted above, the Company expects to be in compliance with its remaining financial covenants in 2001 and was in compliance with its financial covenants at the end of 2000.

SUBORDINATED ZERO COUPON CONVERTIBLE DEBENTURES, 8.5%, DUE APRIL 2004

The subordinated zero coupon convertible debentures were issued at $286.89 per $1,000 note (aggregate amount of $57.7 million). There are no periodic cash payments of interest. The issue price represents a yield to maturity of 8.5% based on a semiannual bond equivalent basis. Each note is convertible into 29.349 shares of the Company's common stock, at the option of the holder. Following consummation of the Tender Offer during 2000, the Company has reserved 537,908 shares for future issuance pursuant to these debentures.

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

OTHER DEBT INFORMATION

The Company's industrial revenue bonds include $9.2 million at fixed interest rates ranging from 9% to 10% and $0.9 million at a floating interest rate subject to a floor of 7.5% and a ceiling of 15.0%.


Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

                                ($ IN MILLIONS)

         2001          2002          2003          2004          2005
         ----          ----          ----          ----          ----
        $21.1         $139.3         $8.2        $22.1(1)        $3.7

(1) Includes accreted value of subordinated zero coupon convertible debentures at maturity.

Net interest costs of approximately $0.1 million, $0.0 million and $0.1 million were capitalized as a part of building costs during 2000, 1999, and 1998, respectively. Interest paid was approximately $24.4 million, $27.4 million and $32.6 million during 2000, 1999 and 1998, respectively.

The Company has standby letters of credit of $24.9 million outstanding at October 29, 2000, which are principally utilized to support the Company's self-insurance programs. The outstanding letters of credit are supported by the Shoney's, Captain D's, and COI Lines of Credit in the amounts set forth in the table below:

                                                Outstanding
                 Line of Credit              Letters of Credit
                 --------------              -----------------
                  Shoney's                      $19,062,000
                  Captain D's                     4,036,000
                  COI                             1,842,000
                                                -----------
                                                $24,940,000
                                                ===========

The carrying value and estimated fair value of the Company's debt are summarized in the following table:

                                                         OCTOBER 29, 2000
                                                         ----------------
                                                                           ESTIMATED
                                               CARRYING VALUE              FAIR VALUE
                                               --------------             -------------
Shoney's - Mortgage Financing                  $  99,000,000              $  97,168,683
Shoney's - Line of Credit                          6,345,000                  6,345,000
Captain D's - Term Notes                         115,000,000                115,000,000
Captain D's - Line of Credit                       7,500,000                  7,500,000
COI - Line of Credit                              13,218,309                 13,218,309
Subordinated zero coupon convertible debentures   13,753,168                  4,582,000
Subordinated convertible debentures                5,109,530                  3,650,212
Industrial revenue bonds                          10,165,000                  9,988,158
Notes payable to others                            3,763,744                  3,597,472
Interest rate swap agreements                              0                      6,263
                                               -------------              -------------
     Total Debt                                $ 273,854,751              $ 261,056,097
                                               =============              =============

See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.

NOTE 9 - STOCK BASED COMPENSATION

The stock option plan adopted by the Company in 1981 (the "1981 Plan"), and as subsequently amended, provided for the issuance of options to purchase 7,501,431 shares of the common stock of the Company and included 2,202,208 and 1,596,653 shares reserved for future grants as of October 31, 1999 and October 29, 2000, respectively. On September 9, 1996, options to purchase 615,146 shares of the Company's common stock were issued in exchange for the outstanding TPI options in connection with the Company's acquisition of the assets of TPI (the "1996 Plan"). The 1996 Plan provided for the issuance of options to purchase 620,000 shares of which 33,815 were outstanding as of October 29, 2000.


The plans provide for the issuance of options having terms of up to 10 years and which become exercisable generally at a rate of 20% per year or as determined by the Company's Management Development and Compensation Committee of the Board of Directors, but not to exceed 33 1/3% per year. Option prices may not be less than the market price on the date of grant.

The stock plan adopted by the Company in 1998 (the "1998 Stock Plan") provided for the issuance of 2,000,000 shares of the Company's common stock to employees or to non-employee Board members as stock incentives and/or other equity interests or equity-based incentives in the Company. As of October 31, 1999 and October 29, 2000 there were 1,456,758 and 647,542 shares, respectively, available for future issuance under the plan.

The Company has a stock option plan for directors (the "Directors Plan") under which options to purchase 200,000 shares of common stock may be granted to non-employee directors. The Directors Plan covered 195,000 shares of the common stock of the Company and included 160,000 shares available for future grant at each of October 31, 1999 and October 29, 2000. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase an additional 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted. Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and in full in the event of death or disability.

On December 9, 1997, the Company repriced 333,500 stock options that were granted between June 8, 1995 and September 2, 1997 with exercise prices ranging from $5.375 to $10.625. The new exercise price for these options is $3.9375, which was the fair market value as of December 9, 1997. These options retained their original term and vesting schedule. Additionally, 442,889 stock options were canceled and regranted at $3.9375 on that same date. The original options were granted between November 11, 1989 and October 13, 1994 with exercise prices ranging from $13.875 to $25.51. Of these, 404,950 have a five year term and vest 20% per year after one year and fully vest after four years and eight months. The remaining 37,939 options have a ten year term and vest 20% per year after one year and fully vest after five years.

On January 15, 1998, the Company canceled 1,000,000 options that were exercisable based on the market price appreciation of the Company's common shares or six years of continuous employment and had an exercise price of $9.625. In exchange, 100,000 options, having a ten year term, were granted with an exercise price of $3.125. These options vest 20% per year after one year and fully vest after five years.

A summary of activity under the plans is as follows:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                 OPTIONS                EXERCISE PRICE
                                                 -------               --------------
Outstanding at October 26, 1997                 5,830,484                 $ 11.52
Issued                                          4,218,634                    4.64
Exercised                                          (4,500)                   3.94
Expired or canceled                            (3,191,828)                  11.20
                                               ----------

Outstanding at October 25, 1998                 6,852,790                    7.17
Issued                                          1,391,987                    2.34
Exercised                                               0                      --
Expired or canceled                            (2,870,121)                   9.76
                                               ----------

Outstanding at October 31, 1999                 5,374,656                    4.54
Issued                                          1,789,500                    1.01
Exercised                                               0
Expired or canceled                            (1,190,563)                   3.55
                                               ----------

Outstanding at October 29, 2000                 5,973,593                 $  3.68
                                               ===========


At October 29, 2000, October 31, 1999, and October 25, 1998 the number of options exercisable was 1,974,585, 1,282,559, and 941,347, respectively, and the weighted-average exercise price of those options was $5.50, $6.07, and $12.69, respectively.

The following table summarizes information about stock options outstanding at October 29, 2000:

                                                                            WEIGHTED-
                                                                             AVERAGE
                                     NUMBER             WEIGHTED-           REMAINING
              RANGE OF           OUTSTANDING AT          AVERAGE           CONTRACTUAL
          EXERCISE PRICES       OCTOBER 29, 2000      EXERCISE PRICE       LIFE(YEARS)
          ---------------       ----------------      --------------       -----------
            $0.63-$1.45            1,694,087            $ 0.9864               9.3
            $1.46-$3.94            1,708,873            $ 2.9581               6.5
            $3.95-$5.75            1,952,085            $ 4.8989               7.1
            $5.76-$25.51             618,548            $ 9.2344               5.7


The following table presents the fair value of options granted during 2000, 1999, and 1998:

                                                              2000
                                                              ----
                                       NUMBER OF      WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
                                        OPTIONS        EXERCISE PRICE         FAIR VALUE
                                       ---------      ----------------     ----------------
Where exercise price:
   Exceeds market price                  250,000          $ 1.50                $  .55
   Equals market price                 1,539,500            0.93                   .59
                                       ---------          ------                ------
                                       1,789,500          $ 1.01                $  .59
                                       =========

                                                              1999
                                                              ----
                                       NUMBER OF      WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
                                        OPTIONS        EXERCISE PRICE        FAIR VALUE
                                       ---------      ----------------    ----------------
Where exercise price:
  Equals market price                  1,391,987          $ 2.34                $ 1.39
                                       =========

                                                              1998
                                                              ----
                                       NUMBER OF      WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
                                        OPTIONS        EXERCISE PRICE        FAIR VALUE
                                       ---------      ----------------    ----------------
Where exercise price:
  Exceeds market price                   500,000          $ 6.55                $ 1.95
  Equals market price                  3,718,634            4.39                  2.25
                                       ---------          ------                ------
                                       4,218,634          $ 4.64                $ 2.21
                                       =========

The Company also has an Employee Stock Purchase Plan under which 1,199,307 shares of the Company's common stock may be issued at October 29, 2000. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and the Company issued common shares to employees of 261,500, 186,007, and 98,556 in 2000, 1999 and 1998, respectively, and issued these shares at prices of $1.17, $1.17 and $2.76 per share for the same periods, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan. The weighted-average fair value of shares purchased during 2000, 1999 and 1998, was $0.34, $0.30 and $0.99 per share, respectively.


The Company has an Employee Stock Bonus Plan under which 588,083 shares of the Company's common stock may be issued at October 29, 2000. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus equal to 25% of the market value of the shares being distributed also will be paid. A maximum of 1,000 shares may be awarded to any employee annually.

As of October 29, 2000, there were no outstanding grants of bonus shares under this plan. The Company has not recognized compensation expense related to this plan during 2000, 1999 or 1998.

The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:

                                        SHARES               CASH BONUSES
                                        ------               ------------
      1998                              6,700                  $ 5,444
      1999                              3,400                  $ 1,169
      2000                              5,700                  $ 1,959

On November 12, 1997, the Company's Board of Directors approved the employment agreement of the Company's President and CEO, the terms of which require an award of 120,000 restricted shares of Shoney's, Inc. common stock. Pursuant to the terms of the agreement, the employee received 40,000 shares on December 31, 1998 and December 31, 1999. The remaining shares vest on December 31, 2000 (40,000) and are reflected in compensation expense based on the vesting schedule. In addition, upon distribution of the restricted shares, the employee receives a tax equalization bonus.

The Company applies APB 25 and the related interpretations in accounting for its stock-based compensation plans; accordingly, the Company recognizes no compensation expense for its stock option plans or Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its stock-based compensation plans under the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

                                             2000      1999      1998
                                             ----      ----      ----
Risk-free interest rate                      5.49%     6.42%     4.88%
Dividend yield                                None      None      None
Volatility factor                             .574      .487      .410
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


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's actual and pro forma net income (loss) and income (loss) per share are presented in the following table (in thousands, except for per share data):

                                             2000         1999         1998
                                             ----         ----         ----
Net income (loss) - as reported           $  60,137    $ (28,826)   $ (107,704)
Net income (loss) - pro forma             $  58,976    $ (30,095)   $ (110,704)
Basic income (loss) per share -
   as reported                            $    1.19    $   (0.58)   $    (2.21)
Basic income (loss) per share -
   pro forma                              $    1.17    $   (0.61)   $    (2.27)
Diluted income (loss) per share -
   as reported                            $    1.19    $   (0.58)   $    (2.21)
Diluted income (loss) per share -
   pro forma                              $    1.17    $   (0.61)   $    (2.27)


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

Buildings under capital leases of $11.5 million at October 29, 2000 and $13.7 million at October 31, 1999 and accumulated amortization of $8.3 million and $9.9 million at October 29, 2000 and October 31, 1999, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

At October 29, 2000, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:

                              CAPITAL       OPERATING      SUBLEASE
                               LEASES         LEASES        AMOUNTS         TOTAL
                              -------       ---------      --------         -----
2001                       $  2,503,390   $ 11,267,044   $  (2,260,600)  $ 11,509,834
2002                          2,467,386     10,477,005      (1,956,954)    10,987,437
2003                          2,274,764      9,297,468      (1,701,799)     9,870,433
2004                          2,251,125      7,539,670      (1,395,041)     8,395,754
2005                          1,708,924      5,995,824      (1,022,396)     6,682,352
Thereafter                    3,764,460     21,066,602      (3,268,181)    21,562,881
                           -------------  ------------   --------------  ------------
Total minimum rentals      $ 14,970,049   $ 65,643,613   $ (11,604,971)  $ 69,008,691
                           =============  ============   ==============  ============
Amount representing
   interest                  (4,376,106)
                           -------------
Present value of net
   minimum rentals         $ 10,593,943
                           =============


Contingent rental expense relating to the land and building portion of capital leases was $1.1 million, $1.0 million, and $1.1 million in 2000, 1999 and 1998, respectively.

Total rental expense for all operating leases not capitalized is as follows:

                                              2000          1999            1998
                                              ----          ----            ----
Minimum rentals                           $ 5,816,622    $ 6,574,972    $  8,389,383
Contingent rentals                            643,371        834,926       1,114,751
                                          ------------   ------------   -------------
  Subtotal                                  6,459,993      7,409,898       9,504,134
Sublease rentals                           (1,191,502)    (1,219,595)     (1,234,546)
                                          ------------   ------------   -------------
  Total                                   $ 5,268,491    $ 6,190,303    $  8,269,588
                                          ============   ============   =============

NOTE 11 - COMMITMENTS AND CONTINGENCIES

SEVERANCE AGREEMENTS - The Company has an employment agreement with one executive officer that provides severance pay under certain circumstances. The contract expires on December 31, 2000 and provides for an automatic two year extension of the term in the event of a change in control. The maximum contingent liability under this employment agreement is $1.3 million.

The Company has Management Retention Agreements with certain officers of the Company to assist in the retention of key management personnel. The agreements, which cover 19 officers, provide for payment of between one and two years of base salary and, with respect to certain executive officers, bonus and incentive plan payments, in the event that the executives were terminated without good cause or if the executives resigned for "good reason" (as defined in the agreements) within a one year period or, with respect to certain executive officers, a two year period, following a change in control of the Company. The Company's total contingent liability with respect to these agreements is approximately $8.6 million. The Company's policy for officers not party to the Management Retention Agreements is to provide severance benefits of up to twelve months salary for such officers in the event they are terminated without cause.

LEASEHOLD INTERESTS ASSIGNED TO OTHERS - The Company has assigned to third parties its leasehold interest with respect to approximately 44 properties on which the Company remains contingently liable to the landlord for the performance of all obligations in the event that the assignee does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases to be approximately $13.9 million.

PROPERTY SUBLET TO OTHERS - The Company subleases approximately 54 properties to others. In general, the Company remains liable for the leasehold obligation in the event that these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these sublet properties to be approximately $6.8 million.

LITIGATION - See Note 13.

NOTE 12 - SETTLEMENT OF LAWSUITS

In January 1993, court approval was granted to a class action consent decree settling certain employment litigation against the Company and its former chairman. This class consisted only of employees from the Company's "Shoney's" and "Captain D's" restaurant concepts from February 4, 1988 through April 19, 1991. Under the consent decree, the Company agreed to pay $105.0 million to settle these claims. In addition, the Company agreed to pay $25.5 million in plaintiffs' attorney's fees and an estimated $4.0 million in payroll taxes (which was subsequently reduced to $2.3 million) as well as certain administrative costs. Pursuant to the terms of the consent decree, on February 15, 2000, the Company petitioned the Court to terminate the decree. The Court found that the Company had made all contributions required under the decree and otherwise met all requirements for early termination.
On February 29, 2000, the Court ordered that the consent decree be terminated.

In 1999, the court entered final judgment approving a global settlement of three class action cases that claimed that the Company had violated the Fair Labor Standards Act. Under the settlement, the Company agreed to pay $18 million to settle these claims. Of this amount, $3.5 million was accrued as a liability during the fourth quarter of 1998 following an adverse ruling in one of the cases on the issue of liability. In accordance with the approved settlement, the Company made payments into a qualified settlement fund of $11 million, $3.5 million and $3.5 million on July 14, 1999, October 1, 1999 and March 1, 2000, respectively.

NOTE 13 - LITIGATION

The Company is a party to legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE 14 - RETIREMENT PLAN

The Company established the Shoney's, Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1996. The Plan covers all employees who meet certain age and minimum service hour requirements. The Company matches employee contributions at 25%, up to a maximum of 4% of the participants' base pay. Total expense recognized by the Company under the Plan was approximately $0.0 million, $0.3 million and $0.3 million for 2000, 1999 and 1998, respectively.

NOTE 15 - EARNINGS PER SHARE

The table below presents the computation of basic and diluted loss per share in accordance with Financial Accounting Standards No. 128:

                                                 2000             1999             1998
                                                 ----             ----             ----
NUMERATOR:
Loss from continuing operations before
   extraordinary gain (loss)-
   numerator for Basic EPS                  $ (22,995,923)   $ (30,133,513)  $ (104,305,191)
Loss from continuing operations before
   extraordinary gain (loss)-
   numerator for Diluted EPS                $ (22,995,923)   $ (30,133,513)  $ (104,305,191)
DENOMINATOR:
Weighted-average shares outstanding -
   denominator for Basic EPS                   50,427,186       48,339,259       48,665,685
Dilutive potential shares -
   denominator for Diluted EPS                 50,427,186       48,339,259       48,665,685
                                            -----=--------   --------------  ---------------
Basic EPS loss from continuing operations
   before extraordinary gain (loss)         $       (0.46)   $       (0.61)  $        (2.14)
                                            ==============   ==============  ===============
Diluted EPS loss from continuing
   operations before extraordinary
   gain (loss)                              $       (0.46)   $       (0.61)  $        (2.14)
                                            ==============   ==============  ===============

As of October 29, 2000, the Company had outstanding 5,973,593 options to purchase shares at prices ranging from $0.63 to $25.51. In addition to options to purchase shares, the Company had approximately 40,000 common shares reserved for future distribution pursuant to an employment agreement. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of October 29, 2000, the Company had reserved 537,908 and 266,581 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The Company reported losses from continuing operations before extraordinary items during 2000, 1999 and 1998; therefore, the effect of considering these potentially dilutive securities on loss per share from continuing operations before extraordinary gain (loss) would have been anti-dilutive.


NOTE 16 - SHAREHOLDER RIGHTS PLAN

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


NOTE 17 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in three industry segments, two of which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. The remaining segment is COI, a food distribution and manufacturing business. COI includes the Company's three distribution centers and a food processing facility that provide food and supplies items to Company-owned restaurants, certain franchised restaurants and other customers. The Company's corporate and other income and expenses consist primarily of corporate headquarters costs, gains from the sale of property, plant, and equipment, rental and interest income and do not constitute a reportable segment of the Company as contemplated by SFAS No.
131. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. Intersegment revenues consist of food and supplies sales by COI to Company-owned restaurants.

REVENUE                                                              YEARS ENDED
                                              ---------------------------------------------------------
                                              OCTOBER 29,            OCTOBER 31,            OCTOBER 25,
(IN THOUSANDS)                                   2000                   1999                   1998
                                              ---------------------------------------------------------
Shoney's Restaurants                          $   376,623            $   500,041            $   638,940
Franchise fees                                      9,053                  9,623                  9,189
                                              -----------            -----------            -----------
  Total Shoney's                                  385,676                509,664                648,129
Captain D's restaurants                           314,671                316,996                305,180
Franchise fees                                      5,432                  5,494                  5,227
                                              -----------            -----------            -----------
  Total Captain D's                               320,103                322,490                310,407
COI                                               386,838                430,294                503,687
Corporate and other                                12,946                 25,496                 17,020
                                              -----------            -----------            -----------
  Total revenue for reportable segments         1,105,563              1,287,944              1,479,243
Elimination of Intersegment revenue               269,718                321,036                380,552
                                              -----------            -----------            -----------
Total consolidated revenue                    $   835,845            $   966,908            $ 1,098,691
                                              ===========            ===========            ===========



EBIT AS DEFINED                                                    YEARS ENDED
                                               -----------------------------------------------------
                                               OCTOBER 29,           OCTOBER 31,         OCTOBER 25,
(IN THOUSANDS)                                    2000                  1999                1998
                                               -----------------------------------------------------
Shoney's                                       $   4,597             $  10,340           $  14,606
Captain D's                                       36,716                38,361              32,501
COI                                                4,513                 7,919              11,832
Corporate and other                              (14,516)               (8,345)            (27,251)
                                               ----------            ----------          ----------
Total EBIT as defined for reportable segments     31,310                48,275              31,688

Other Charges:
  Interest Expense                                36,659                42,159              48,476
  Asset impairment charges                        17,120                18,422              47,161
  Litigation settlements                              --                14,500               3,500
  Restructuring charges                            1,031                 4,462              10,059
                                               ----------            ----------          ---------
Consolidated loss on continuing operations
  before income taxes and extraordinary item   $ (23,500)            $ (31,268)          $ (77,508)
                                               ==========            ==========          ==========
DEPRECIATION AND AMORTIZATION
(IN THOUSANDS)
Shoney's                                       $  17,013             $  20,952           $  27,505
Captain D's                                       11,175                11,196              11,688
COI                                                1,530                 1,809               2,361
Corporate and other                                4,871                 6,020               6,316
                                               ----------            ----------          ----------
Total consolidated depreciation and
  amortization                                 $  34,589             $  39,977           $  47,870
                                               ==========            ==========          ==========
CAPITAL EXPENDITURES
(IN THOUSANDS)
Shoney's                                       $   5,034             $  13,013           $  14,247
Captain D's                                       11,824                10,561               8,572
COI                                                  510                   577               1,311
Corporate and other                                4,368                 5,433               4,947
                                               ----------            ----------          ----------
Total consolidated capital expenditures        $  21,736             $  29,584           $  29,077
                                               ==========            ==========          ==========





ASSETS                                   OCTOBER 29,              OCTOBER 31,
(IN THOUSANDS)                              2000                     1999
                                         ------------------------------------
Shoney's                                 $ 144,844                $  170,457
Captain D's                                118,057                   106,732
COI                                         38,335                    46,951
Corporate and other (1)                     37,192                    82,465
                                         -----------              ----------

  Total consolidated assets              $ 338,428                $ 406,605
                                         ===========              ==========

(1) Corporate and other includes assets held for sale of $22.9 million and $27.3 million in 2000 and 1999, respectively.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                 PER SHARE
                                                                                 ---------
                                              INCOME                     INCOME
                                              (LOSS)                     (LOSS)
                                              BEFORE        NET          BEFORE       NET
              NO. OF             GROSS     EXTRAORDINARY  INCOME     EXTRAORDINARY   INCOME  STOCK MARKET
              WEEKS  REVENUES    PROFIT        GAIN       (LOSS)          GAIN       (LOSS)  HIGH     LOW
              -----  --------    ------    -------------  ------      -------------  ------  ----     ---
2000
First Quarter  16   $242,626(a) $ 26,455(a) $ (3,974)    $ (3,974)     $ (.08)      $(.08)  $1.50   $1.06
Second Quarter 12    209,900      28,122       5,449        5,449         .09         .11    1.12     .63
Third Quarter  12    200,767      21,971     (14,806)(b)  (14,806)(b)    (.29)       (.29)   1.63     .47
Fourth Quarter 12    182,552      19,672      (9,009)(b)   73,468(b)(c)  (.18)       1.45    1.06     .44
               --   --------    --------    ---------    ---------     -------      ------
               52   $835,845    $ 96,220    $(22,340)    $ 60,137      $ (.46)      $1.19
               ==   ========    ========    =========    =========     =======      ======

1999
First Quarter  16   $289,722(a) $ 36,929(a) $(15,896)(d) $(15,896)(d)  $ (.32)      $ (.32) $3.63   $1.31
Second Quarter 12    232,664      32,177       5,009        5,009         .10          .10   2.94    1.81
Third Quarter  12    222,311      25,978     (17,518)(d)  (17,518)(d)    (.35)        (.35)  2.50    2.00
Fourth Quarter 13    222,211      29,233        (421)        (421)       (.01)        (.01)  2.50    1.44
               --   --------    --------    ---------    ---------     -------      -------
               53   $966,908    $124,317    $(28,826)    $(28,826)     $ (.58)      $ (.58)
               ==   ========    ========    =========    =========     =======      =======

(a) The first quarter of 2000 and first quarter of 1999 have been restated to reflect discontinued operations.

(b) The third quarter of 2000 and fourth quarter of 2000 included asset impairment charges of $12.8 million and $4.3 million, respectively.

(c) The fourth quarter of 2000 included an extraordinary gain on retirement of debt of $82.5 million.

(d) The first quarter of 1999 included a litigation settlement charge of $14.5 million. The third quarter of 1999 included an asset impairment charge of $18.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. ss. 229.304.


                                PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 2001 Proxy Statement is incorporated herein by reference. See also, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

"Executive Compensation" contained in the 2001 Proxy Statement is incorporated herein by reference. The matters labeled "Human Resources and Compensation Committee Report" and "Shareholder Return Performance Graph" contained in the 2001 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

"Stock Ownership of Management and Certain Beneficial Owners" contained in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Certain Transactions" contained in the 2001 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following are included in or filed as a part of this Annual Report on Form 10-K:

         (1)      Financial Statements:
                     Consolidated Balance Sheet - October 29, 2000 and
                          October 31, 1999.
                     Consolidated Statement of Operations - Years ended
                          October 29, 2000, October 31, 1999 and October 25,
                          1998
                     Consolidated Statement of Shareholders' Equity (Deficit)
                         - Years ended October 29, 2000, October 31, 1999
                         and October 25, 1998
                     Consolidated Statement of Cash Flows - Years ended
                          October 29, 2000, October 31, 1999, and October 25,
                         1998
                     Notes to Consolidated Financial Statements - Years ended
                          October 29, 2000, October 31, 1999 and October 25,
                          1998

         (2) Schedule II-Valuation and qualifying accounts and reserves, included in item 14d. All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R. ss. 229.601, as indicated on the
                 Exhibit Index on pages 56 through 59 of this Annual Report on Form 10-K which is incorporated herein by this reference.

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

(d) Financial Statement Schedules - set forth below is Schedule II - Valuation and Qualifying Accounts and Reserves.


            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           SHONEY'S, INC. AND SUBSIDIARIES

                                              CHARGED
                             BALANCE AT       TO COSTS         CHARGED                        BALANCE AT
                             BEGINNING          AND            TO OTHER                         END OF
                             OF PERIOD        EXPENSES         ACCOUNTS       DEDUCTIONS        PERIOD
                             ----------       --------         --------       ----------      ----------
FISCAL YEAR ENDED
OCTOBER 29, 2000:
Reserves and
allowances deducted
from asset accounts:
   Allowance for
   doubtful accounts        $  1,497,000   $    (224,000)     $   8,000(B)    $  60,000(A)    $  1,221,000

   Valuation
     allowance for
     deferred tax
     assets                 $ 68,942,000   $ (25,863,000)(D)  $       0       $       0       $ 43,079,000

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

(A)      Accounts written off.
(B)      Recoveries from accounts written off in prior year.
(C) Increased the valuation allowance for deferred tax assets, which are not expected to be realized.
(D)      Decrease in the valuation allowance for deferred tax assets.





                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 29th day January 2001.

                                           SHONEY'S, INC.

                                           By:    /s/ JAMES M. BELTRAME
                                                  ---------------------
                                                  James M. Beltrame
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of January 2000.

SIGNATURE                                 TITLE
---------                                 -----

/s/ RAYMOND D. SCHOENBAUM                 Chairman of the Board and Director
-------------------------
(Raymond D. Schoenbaum)


/s/ J. MICHAEL BODNAR                     Chief Executive Officer, President
-------------------------                 and Director
(J. Michael Bodnar)


/s/ JAMES M. BELTRAME                     Chief Financial Officer and
-------------------------                 Principal Accounting Officer
(James M. Beltrame)


/s/ STEPHEN E. MACADAM                    Director
-------------------------
(Stephen E. Macadam)


/s/ JEFFRY F. SCHOENBAUM                  Director
-------------------------
(Jeffry F. Schoenbaum)


/s/ WILLIAM A. SCHWARTZ                   Director
-------------------------
(William A. Schwartz)


/s/ CARROLL D. SHANKS                     Director
-------------------------
(Carroll D. Shanks)


/s/ FELKER W. WARD, JR.                   Director
-------------------------
(Felker W. Ward, Jr.)


/s/ WILLIAM M. WILSON                     Director
-------------------------
(William M. Wilson)


/s/ JAMES D. YANCEY                       Director
-------------------------
(James D. Yancey)

                              EXHIBIT INDEX

3.2, 4.1 Charter of Shoney's, Inc., as amended, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-11715) filed with the Commission on September 11, 1996, and incorporated herein by this reference.

3.2, 4.2 Restated Bylaws of Shoney's, Inc., as amended, filed as Exhibits 3.2, 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, and incorporated herein by this reference.

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

4.5 First Supplemental Indenture, dated as of August 29, 2000, by and between the Company and the Bank of New York, as trustee, relating to $201,250,000 in principal amount of liquid yield option notes due 2004, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 6, 2000, and incorporated herein by this reference.

4.6 Indenture, dated as of July 15, 1992, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, and NationsBank of Tennessee (now The Bank of New York, as successor trustee), as trustee, relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 10 (a) to the Current Report on Form 8-K of TPI Restaurants, Inc. filed with the Commission on July 29, 1992 (Commission File No. 0-12312), and incorporated herein by this reference.

4.7 First Supplemental Indenture, dated as of September 9, 1996, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, The Bank of New York, as trustee, and Shoney's, Inc., relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 1996, and incorporated herein by this reference.

4.8 Second Supplemental Indenture, dated as of August 29, 2000, between and among TPI Restaurants, Inc., as guarantor, the Bank of New York, as trustee, and the Company relating to 8.25% Convertible Subordinated Debentures due 2002, filed as
                 Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 6, 2000, and incorporated herein by this reference.

10.1 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.*


10.2             Shoney's, Inc. 1996 Stock Option Plan, filed as Exhibit
                 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996, and incorporated herein by this reference.*

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

10.5             Shoney's, Inc. Directors' Stock Option Plan, filed as
                 Exhibit 4.38 to the Company's Registration Statement on Form S-8 (File No. 33-45076) filed with the Commission on January 14, 1992, and incorporated herein by this reference.*

10.6 Shoney's, Inc. 1998 Stock Plan, as amended and restated, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1998, and incorporated herein by this reference.*

10.7 Shoney's, Inc. Director Share Compensation Arrangement adopted pursuant to the 1998 Stock Plan, filed as Exhibit
                 10.8 to the Company's Annual Report as Form 10-K for the fiscal year ended October 25, 1998, and incorporated herein by this reference.*

10.8             Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to
                 Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.*

10.9 Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.*

10.10 Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257) filed with the Commission on January 25, 1993, and incorporated herein by this reference.*

10.11 Employment Agreement, dated as of November 12, 1997, between the Company and J. Michael Bodnar, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.*

10.12 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and Raymond D. Schoenbaum.*

10.13 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and J. Michael Bodnar.*(1)

10.14 Management Retention Agreement, dated as of June 16, 2000, by and between the Company and Richard K. Arras.*(1)

10.15 Management Retention Agreement, dated as of June 15, 2000, by and between the Company and James M. Beltrame.*(1)

10.16 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and Bernard W. Gray.*(1)

10.17 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and David L. Gilbert.*(1)


10.18 Management Retention Agreement, dated as of June 21, 2000, by and between the Company and Haney A. Long, Jr.*(1)

10.19 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and Richard D. Schafstall.*(1)

10.20 Management and Retention Agreement, dated as of June 29, 2000, by and between the Company and Ronald E. Walker.*(1)

10.21 Management and Retention Agreement, dated as of July 15, 1997, by and between the Company and F. E. McDaniel, Jr., filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.*

10.22 Supply Agreement, dated as of January 20, 2000, by and between the Company and International DiverseFoods, Inc.

10.23 Supply Agreement, dated as of January 19, 2000, by and between Captain D's, Inc. and International DiverseFoods, Inc.

10.24 Loan Agreement, dated as of October 1, 2000, between Shoney's, Inc. and FFCA Acquisition Corporation relating to $8.75 million in indebtedness.

10.25 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 1, LLC and FFCA Funding Corporation relating to $7.455 million in indebtedness.

10.26 Master Lease between Shoney's Properties Group 1, LLC and Shoney's Inc., relating to 12 properties.

10.27 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 2, LLC and FFCA Funding Corporation relating to $19.886 million in indebtedness.(2)

10.28 Master Lease between Shoney's Properties Group 2, LLC and Shoney's Inc., relating to 28 properties.(3)

10.29 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 3, LLC and FFCA Acquisition Corporation relating to $23.992 million in indebtedness.(2)

10.30 Master Lease between Shoney's Properties Group 3, LLC and Shoney's Inc., relating to 34 properties.(3)

10.31 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 4, LLC and FFCA Acquisition Corporation relating to $23.833 million in indebtedness.(2)

10.32 Master Lease between Shoney's Properties Group 4, LLC and Shoney's Inc., relating to 34 properties.(3)

10.33 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 5, LLC and FFCA Funding Corporation relating to $7.219 million in indebtedness.(2)

10.34 Master Lease between Shoney's Properties Group 5, LLC and Shoney's Inc., relating to 12 properties.(3)

10.35 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 6, LLC and FFCA Funding Corporation relating to $7.865 million in indebtedness.(2)


10.36 Master Lease between Shoney's Properties Group 6, LLC and Shoney's Inc., relating to 12 properties.(3)

10.37 Amended and Restated Credit Agreement, dated as of September 6, 2000, among Shoney's, Inc., as borrower, Bank of America, N.A., as administrative agent, Banc of America Securities, L.L.C., as syndication agent, and certain other banks, financial institutions and institutional lenders.

10.38 $135 million Credit Agreement (the "Credit Agreement"), dated as of September 6, 2000, among Captain D's, Inc., as borrower, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and sole book manager, and certain other initial lenders, initial issuing bank and swing line bank named therein.

10.39 Amendment No. 1 and Waiver to the Credit Agreement, dated as of January 26, 2001, among Captain D's, Inc., the banks, financial institutions and other institutional lenders parties to the Credit Agreement, and Bank of America, N.A., as Administrative Agent.

10.40 Loan and Security Agreement, dated as of August 31, 2000, between Commissary Operations, Inc. and Bank of America, N.A.

10.41 Registration Rights Agreement, dated as of December 1, 1997, by and between Shoney's, Inc. and Raymond L. Danner, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

21               Subsidiaries of Shoney's, Inc.

23               Consent of Ernst & Young LLP, independent auditors.

27               Financial Data Schedule.

--------------------------------
*                Management contract or compensatory plan or agreement.

(1)              Document not filed because substantially identical to
                 Exhibit 10.12.

(2)              Document not filed because substantially identical to
                 Exhibit 10.25.

(3)              Document not filed because substantially identical to
                 Exhibit 10.26.

