Form 10-K/A
period 2000-10-29
SHONEYS INC
filed 2001-02-26
CIK 89902

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-K/A
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934 for the fiscal year ended October 29,
                2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _____

                    Commission File Number:  0-4377
                                             ------

                             SHONEY'S, INC.
                    --------------------------------
         (Exact Name of Registrant as Specified in its Charter)

           Tennessee                             62-0799798
-------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

 1727 Elm Hill Pike, Nashville, TN                 37210
---------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

     Registrant's Telephone Number, Including Area Code: (615) 391-5201
                                                         --------------

     Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                                  ----

      Securities Registered Pursuant to Section 12(g) of the Act:
                 Common Stock, par value $1 per share
                     Common Stock Purchase Rights
                     ----------------------------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to Form 10-K. [   ]

     As of January 22, 2001, there were 47,650,194 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $36,481,000.

     As of January 22, 2001, there were 51,693,846 shares of Shoney's, Inc., $1 par value common stock outstanding.

     Documents incorporated by reference:  None


     Pursuant to General Instruction G(3) of Form 10-K and Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment (this "Amendment") to the Form 10-K of Shoney's, Inc. (the "Company"), filed with the Securities and Exchange Commission on January 29, 2001 (the "Form 10-K"), is being filed to include information with respect to Items 10, 11, 12 and 13 of Part III of the Form 10-K. Parts I, II and IV of the Form 10-K hereby are incorporated by reference in their entirety as if copied herein verbatim.

     The forward-looking statements included in this Amendment and the Form 10-K relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "estimate," "could," "anticipate," "believe," or "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 7 of the Form 10-K under the caption "Risk Factors". Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The following sets forth the names, ages and backgrounds of all directors of the Company and all nominees for director of the Company. The Company currently has nine directors, all of which will be standing for re-election except for Carroll D. Shanks.

- J. MICHAEL BODNAR                                     Age - 56
  President and Chief Executive Officer                 Director since 1997
  Shoney's, Inc.

     Mr. Bodnar was named President and Chief Executive Officer of the Company in November 1997. See "Certain Transactions." Mr. Bodnar was elected to the Board of Directors in August 1997 pursuant to the Settlement Agreement entered into between the Company and Raymond D. Schoenbaum and Betty J. Schoenbaum. Mr. Bodnar has served as President of Bodnar Investment Group, Inc., a real estate investment company focusing primarily on the restaurant industry, since 1984. From January 1986 through May 1996, Mr. Bodnar served as President of Triangle Management Group, Inc., a restaurant management company.

- STEPHEN E. MACADAM                                    Age - 40
  Executive Vice President-Containerboard &             Director since 1999
  Packaging/Purchasing
  Georgia-Pacific Corporation

     Mr. Macadam has served as Executive Vice President of Containerboard & Packaging/ Purchasing for Georgia-Pacific Corporation since August 2000. From March 1998 through August 2000, Mr. Macadam was the Senior Vice President of Containerboard & Packaging for Georgia-Pacific Corporation. From 1988 to February 1998, Mr. Macadam was a principal with McKinsey & Company, Inc.

- JEFFRY F. SCHOENBAUM                                  Age - 53
  Private Investor                                      Director since 1996

     Mr. Schoenbaum is a private investor and serves as Vice President of Nurad Investments, Inc., which was formed in 1987 to manage the historic redevelopment of commercial properties in Sarasota and Tampa, Florida. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum is the brother of Raymond D. Schoenbaum.

- RAYMOND D. SCHOENBAUM                                 Age - 54
  Chairman of the Board                                 Director since 1997
  Shoney's, Inc.

     Since April 1995, Mr. Schoenbaum has been President of Schoenbaum Limited, a restaurant management company. Mr. Schoenbaum also has served since March 1996 as the President and Chief Executive Officer of Just Having Fun Restaurants, Inc., a restaurant company currently developing a new restaurant concept in Atlanta, Georgia. From June 1984 to March 1995, he served as the Chairman of the Board of Innovative Restaurant Concepts, Inc., a restaurant management company which owned and operated Rio Bravo, Ray's on the River and Green Hills Grille restaurants. Mr. Schoenbaum sold this company to Applebee's International, Inc. in March 1995. Mr. Schoenbaum was a member of the board of directors of Applebee's International, Inc. from March 1995 to August 1997. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum was elected to the Board of Directors of the Company in August 1997 pursuant to the Settlement Agreement between the Company and Raymond D. Schoenbaum and Betty
J. Schoenbaum. In June 1998, Mr. Schoenbaum was elected Vice Chairman of the Board and became Chairman of the Board effective January 1999. Mr. Schoenbaum is the brother of Jeffry F. Schoenbaum.

- WILLIAM A. SCHWARTZ                                   Age - 62
  President and Chief Executive Officer                 Director since 1997
  FMB Enterprises, Inc.

     Mr. Schwartz is President and Chief Executive Officer of FMB Enterprises, Inc., which he founded in 1988. FMB Enterprises, Inc. is a general partner in Capital Cable, L.P., which owns and operates several cable television systems and manages a large portfolio of investments. Since 1990, Mr. Schwartz has been involved in the ownership and operation of television stations, serving as Chief Executive Officer of Cannell Communications, L.P. from February 1990 to December 1995 and as Chief Executive Officer of First Media Television, L.P. from January 1995 through November 1997. From September 1985 to December 1987, Mr. Schwartz was President and Chief Operating Officer of Cox Enterprises, Inc., a large diversified media company. Mr. Schwartz was elected to the Board of Directors of the Company in August 1997 pursuant to the Settlement Agreement between the Company and Raymond D. Schoenbaum and Betty J. Schoenbaum.

- CARROLL D. SHANKS                                     Age - 73
  Retired Vice Chairman                                 Director since 1997
  American General Life & Accident Insurance Company

     Mr. Shanks retired in December 1992 as Vice Chairman of American General Life & Accident Insurance Company. Mr. Shanks has served as a member of the board of directors of Bank of America, a subsidiary of Bank of America, N.A., since May 1992. From April 1993 until June 1996, Mr. Shanks was a member of the board of directors of American Progressive Corporation, an insurance company. Mr. Shanks will not stand for re-election to the Company's Board of Directors at the 2001 Annual Meeting of Shareholders.

- FELKER W. WARD, JR.                                   Age - 67
  Chairman of the Board and                             Director since 1998
  Chief Executive Officer
  Pinnacle Investment Advisors, Inc.

     Mr. Ward has served as Chairman of the Board and Chief Executive Officer of Pinnacle Investment Advisors, Inc., an investment advisor, since its formation in April 1994. From December 1992 to July 1996, Mr. Ward also served as Chairman of Ward Bradford & Co., L.P., a financial services company. Since 1979, Mr. Ward has served as the President and Vice Chairman of Concessions International, Inc., an owner and operator of food, beverage, gift and duty-free shops in airports. Mr. Ward has served on the board of directors of Abrams Industries, Inc., a nonresidential construction company, fixture manufacturer and property management company, since 1990 and on the respective boards of directors of Fidelity National Corporation, a bank holding company, since 1997, AGL Resources Inc., a natural gas distributing utility, since 1988, and Smith Garden Products, Inc. since 1997.

- WILLIAM M. WILSON                                     Age - 52
  President                                             Director since 1997
  Cherokee Equity Corporation

     Mr. Wilson, since 1984, has served as President of Cherokee Equity Corporation, an investment holding company. Since 1979, Mr. Wilson also has served as President of Cherokee Properties, Inc., a real estate investment company.

- JAMES D. YANCEY                                       Age - 59
  President and Chief Operating Officer                 Director since 1998
  Synovus Financial Corp.

     Mr. Yancey served as Vice Chairman of Synovus Financial Corp., a financial services company, from March 1992 until February 1998, at which time he became President and Chief Operating Officer. He also has served as a director of Synovus Financial Corp. since 1978.

EXECUTIVE OFFICERS

     The information set forth under "Executive Officers of the Registrant" in Part I of the Form 10-K is incorporated herein by this reference as if set forth herein verbatim.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during fiscal year 2000 all of our directors, executive officers and greater than 10% beneficial owners complied with these requirements, with the exception of Betty J. Marshall, our former Senior Vice President-Corporate Communications and Community Relations, who inadvertently failed to file a Form 4 to report three open market sales of our common stock, which she later reported on Form 5 which also was filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS

     The following tables discuss the compensation earned by our Chief Executive Officer and our four most highly compensated executive officers in fiscal years 2000, 1999 and 1998. Fiscal year 1999 included 53 weeks compared to 52 weeks for fiscal years 2000 and 1998.


                                                   SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                   ANNUAL COMPENSATION                          COMPENSATION
                                   -------------------                          ------------

                                                                    RESTRICTED
                                                      OTHER ANNUAL    STOCK    SECURITIES     ALL OTHER
NAME AND                    FISCAL   SALARY   BONUS   COMPENSATION   AWARDS    UNDERLYING   COMPENSATION
PRINCIPAL POSITION           YEAR      ($)     ($)       ($)(1)        ($)      OPTIONS          ($)
--------------------------------------------------------------------------------------------------------
J. Michael Bodnar(2)         2000    500,000  175,000   30,938(3)   55,000(4)     ----        49,707(5)
President and                1999    509,615   70,000   30,938      55,000        ----        44,278
Chief Executive Officer      1998    452,567  300,000    ----        ----      1,000,000      79,117

Haney A. Long, Jr.           2000    203,077  232,599    ----        ----         ----         ----
President and                1999    203,846   82,640    ----        ----         10,000       2,145
Chief Operating Officer-     1998    196,538  172,800    ----        ----        102,500       7,488
Commissary Operations, Inc.

Ronald E. Walker             2000    230,279  202,499    ----        ----         25,000       4,997(6)
President and                1999    213,096  223,991    ----        ----         50,000       4,658
Chief Operating Officer-     1998    185,600  207,520    ----        ----        122,500       3,934
Captain D's, Inc.

David L. Gilbert             2000    182,148  214,113    ----        ----         75,000       4,066(7)
Executive Vice President,    1999    176,346   35,495    ----        ----         75,000       5,000
Chief Administrative Officer 1998    109,058   26,600    ----        ----         50,000      65,066
 and Assistant Secretary

Richard D. Schafstall(8)     2000    143,262  168,294    ----        ----        100,000       8,344(9)
Senior Vice President,
Secretary and General Counsel

---------------------


(1) As to "Other Annual Compensation", although executive officers receive perquisites and other personal benefits (e.g., automobiles furnished by Shoney's), the aggregate amount of such perquisites or other personal benefits does not exceed the lesser of $50,000 or 10% of the annual salary and bonus for any of the persons listed in the Summary Compensation Table.
(2) The 1998 compensation amounts set forth for Mr. Bodnar represent partial year compensation.
(3) Represents tax equalization bonus paid with respect to the receipt of restricted shares by Mr. Bodnar pursuant to his employment agreement which expired as of December 31, 2000.
(4) Represents the value of 40,000 shares received by Mr. Bodnar pursuant to his employment agreement, with a fair market value on the date of distribution of $55,000 ($1.38 per share).
(5) Represents insurance premiums ($41,193) and professional financial services fees ($8,514) paid on Mr. Bodnar's behalf pursuant to his employment agreement.
(6) Represents amounts paid pursuant to our restaurant group ownership plans established in prior years, in which partnerships composed of employees have acquired up to a 30% interest in groups of restaurants.
(7) Represents tuition reimbursement ($3,466) and professional financial services fees ($600) paid on Mr. Gilbert's behalf.
(8) The 2000 compensation amounts set forth for Mr. Schafstall represent partial year compensation.
(9)     Represents relocation expenses paid on Mr. Schafstall's behalf.


                              OPTION GRANTS IN LAST FISCAL YEAR

                                                                     POTENTIAL REALIZABLE
                                                                       VALUE AT ASSUMED
                             % OF TOTAL                              ANNUAL RATES OF STOCK
                 NUMBER OF    OPTIONS                               PRICE APPRECIATION FOR
                SECURITIES   GRANTED TO    EXERCISE                      OPTION TERM
                UNDERLYING   EMPLOYEES     OR BASE                  ---------------------
                 OPTIONS     IN FISCAL      PRICE     EXPIRATION
NAME             GRANTED       YEAR       ($/SH)(1)      DATE         5%($)      10%($)
----             -------       ----       ---------      ----         -----      ------
Mr. Walker       25,000        1.40%       $1.0625    02/23/2010     $16,705     $ 42,334

Mr. Gilbert      75,000        4.19%       $1.0625    02/23/2010     $50,115     $127,001

Mr. Schafstall  100,000        5.59%       $1.125     02/01/2010     $70,751     $179,296

-------------------

(1) The exercise price of the options granted is at least 100% of the fair market value of the shares on the date of grant. The options vest (become exercisable) at a cumulative rate of 20% per year and in full after five years.


                  AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES UNDERLYING
                                                     UNEXERCISED OPTIONS AT
                                                         FISCAL YEAR-END
                                                -------------------------------

NAME                                              EXERCISABLE    UNEXERCISABLE
----                                            -------------------------------
Mr. Bodnar                                         500,000          500,000

Mr. Long                                            92,547           74,500

Mr. Walker                                          84,000          138,500

Mr. Gilbert                                         35,000          165,000

Mr. Schafstall                                           0          100,000


     The Company has never awarded stock appreciation rights to any employee, has no long-term incentive plans, as that term is defined in SEC regulations, and has no defined benefit or actuarial plans covering any of its employees. In addition, no named executive officer exercised an option in fiscal 2000 or held an option that had any value as of the 2000 fiscal year-end.

EMPLOYMENT CONTRACTS AND OTHER AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

     The Company does not have any employment contracts with its named executive officers. The Company has management retention agreements with Messrs. Bodnar, Schafstall, Walker, Gilbert and Long. Each management retention agreement provides for the payment of two times the sum of the respective base salary and incentive plan payments of the executive officer in the event of termination without "good cause" (as defined in the agreement) or resignation for a "good reason" (as defined in the agreement) within a two-year period following a change in control. The payment is to be made over a period of three years. The agreements also provide that these officers and their families will continue to be covered by our welfare plans for three years following termination of employment as set forth above and all stock options granted to these officers shall become completely vested. The agreements also contain confidentiality and non-compete covenants.

DIRECTOR COMPENSATION

     Directors who also are officers do not receive additional compensation for service on the Board. Directors who are not officers receive a quarterly retainer of $4,000 in addition to $1,000 plus expenses for each Board or committee meeting they attend. Pursuant to the Company's Share Compensation Arrangement for Non-Employee Directors, at least 35% or, at an individual director's election, up to 100% of a director's quarterly fees is to be paid in shares of our stock rather than in cash. The Share Compensation Arrangement expires, however, upon 250,000 shares having been issued pursuant thereto. We anticipate the expiration of the Share Compensation Arrangement to occur in the first quarter of fiscal year 2001. Accordingly, that portion of first quarter fees paid in shares of the Company's stock will be prorated among the participating directors.

     In addition, non-employee directors receive an option for 5,000 shares upon their election to the Board pursuant to the Shoney's, Inc. Director's Stock Option Plan. Non-employee directors are awarded an additional option for 5,000 shares on the fifth anniversary of the grant of their most recent option under this plan. As of the end of the Company's 2000 fiscal year, there were 7 participants under this plan who held options covering an aggregate of 35,000 shares at exercise prices ranging from $2.25 to $9.50 per share. During the Company's 2000 fiscal year, there were no exercises of options granted under this plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following persons served on the Management Development and Compensation Committee of the Company's Board of Directors during the 2000 fiscal year. No member of this Committee has been an officer or employee of the Company at any time and no member has any relationship with either the Company or the officers of the Company requiring disclosure under applicable regulations of the SEC.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     This table shows how much of the Company's common stock is owned by persons, other than directors and executive officers of the Company, who, as of February 2, 2001, were known to management to be the beneficial owners of more than 5% of our outstanding common stock. We have no other class of equity securities outstanding.


NAME AND ADDRESS OF BENEFICIAL OWNER     SHARES BENEFICIALLY OWNED     PERCENT OF CLASS
---------------------------------------------------------------------------------------
R.L. Danner                                   4,249,303(1)                   8.2%
2 International Plaza, Suite 510
Nashville, TN  37217

Chase Manhattan Corporation                   4,243,459(2)                   8.2%
270 Park Avenue
New York, NY  10017

----------------------

(1) Includes 83,068 shares owned by Mr. Danner's wife and 7,101 shares held by Mr. Danner's wife as custodian for their son. Mr. Danner has sole voting and dispositive power over 4,159,134 shares and shared voting and dispositive power over 90,169 shares. The information regarding shares beneficially owned is based on the Schedule 13D filed by Mr. Danner with the SEC on April 18, 1997.

(2) Chase Manhattan Bank Delaware, Chase Manhattan Private Bank, National Association, and Chase Manhattan Bank are subsidiaries of Chase Manhattan Corporation, a holding company. Chase Manhattan Corporation has disclaimed beneficial ownership of all 4,243,459 shares. Chase Manhattan Bank Delaware has sole voting power over 3,098,730 shares, shared voting power over 308,508 shares, sole dispositive power over 3,116,338 shares and shared dispositive power over 290,900 shares. Chase Manhattan Private Bank, National Association, has shared voting and dispositive power over 432,902
        shares and sole dispositive power over 343,319 shares.   Chase
        Manhattan Bank has shared dispositive power over 60,000 shares. The information regarding shares beneficially owned is based upon the
        Schedule 13G jointly filed by Chase Manhattan Corporation, Chase Manhattan Bank Delaware, Chase Manhattan Private Bank, National Association, and Chase Manhattan Bank with the SEC on February 14, 2000.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock directly or indirectly beneficially owned, as of February 2, 2001, by all directors and nominees for director, the Company's chief executive officer and the Company's four most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the 2000 fiscal year, and by all current directors and executive officers as a group, together with the percentage of the outstanding shares of the Company's common stock which such ownership represents. Unless otherwise indicated, beneficial ownership consists of sole voting and dispositive power based on 51,693,846 shares of common stock issued and outstanding as of February 2, 2001.

                                                                 PERCENT OF
NAME OF BENEFICIAL OWNER      SHARES BENEFICIALLY OWNED (1)      CLASS
---------------------------------------------------------------------------
J. Michael Bodnar                     686,857(2)                  1.33%
David L. Gilbert                      253,073                     *
Haney A. Long, Jr.                    149,218                     *
Stephen E. Macadam                     39,650                     *
Richard D. Schafstall                  69,868                     *
Jeffry F. Schoenbaum                  609,030(3)                  1.18%
Raymond D. Schoenbaum               1,711,309                     3.31%
William A. Schwartz                    43,450                     *
Carroll D. Shanks                      44,924                     *
Ronald E. Walker                      270,993                     *
Felker W. Ward, Jr.                    64,243                     *
William M. Wilson                      58,041                     *
James D. Yancey                       121,663(4)                  *
All current directors and executive 4,421,699                     8.50%
officers as a group (16 persons)

-----------------------

*       Less than 1%.

(1) Includes shares subject to options to purchase shares which are exercisable or become exercisable within 60 days of February 2, 2001, and are held by the following persons: David L. Gilbert (45,000), Haney A. Long, Jr. (92,547), Stephen E. Macadam (1,000), Jeffry F. Schoenbaum (5,000), Raymond D. Schoenbaum (20,000), William A. Schwartz (3,000), Carroll D. Shanks (3,000), Ronald E. Walker (84,000), Felker W. Ward, Jr. (2,000), William M. Wilson (3,000) and James D. Yancey (3,000). Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2) Includes 586,857 shares owned directly and 100,000 shares owned indirectly by Mr. Bodnar.

(3) Includes 17,340 shares held by Chase Manhattan Bank as custodian for Mr. Schoenbaum's children, 2,953 shares held by Mr. Schoenbaum's wife, 432,902 shares held in a trust for the benefit of Mr. Schoenbaum, 18,478 shares held in a revocable trust with Mr. Schoenbaum and his wife as co-trustees, and 35,750 shares owned by the Schoenbaum Family Foundation, of which Mr. Schoenbaum is a director. Mr. Schoenbaum disclaims beneficial ownership of the shares owned by the Schoenbaum Family Foundation.

(4)     Includes 18,663 shares owned by Mr. Yancey's wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as disclosed under Item 11 hereof, and except as set forth below, the Company's executive officers, directors and director nominees did not have significant business relationships with the Company which would require disclosure under applicable SEC regulations and no such transactions are anticipated during the 2001 fiscal year.

     The Company leases real estate for the operation of the Texarkana, Arkansas Shoney's restaurant from PAB Realty, of which Mr. Bodnar is a 50% owner. The lease provides for annual rental of $70,800, plus additional rent equal to 5.5% of the restaurant's gross sales over a level determined in accordance with the lease. The lease expires on April 30, 2007, but the Company has the option to extend the lease term for up to two additional five-year periods. During the 2000 fiscal year, the Company paid PAB Realty aggregate rent of $70,800. The Company considers this lease to be comparable in terms to other leases with unaffiliated third parties.

     Stephen C. Sanders, who was an executive officer during part of fiscal year 2000, indirectly operates three franchised Shoney's restaurants. When Mr. Sanders was employed by the Company in 1998, his retention of these franchises was reviewed and approved by the Company's Audit Committee. The restaurants are operated pursuant to standard franchise agreements that would be entered into with unaffiliated third parties. In addition, these units purchase goods and equipment from the Company at the same prices and upon the same terms as those given to other unaffiliated franchisees. During the 2000 fiscal year, Mr. Sanders' restaurants paid royalties to the Company in the amount of $156,824 and made purchases from the Company in the amount of $1,777,068. It is anticipated that such payments and purchases will continue throughout the terms of the franchise agreements which expire (with the option of the franchisee to renew for an additional 20-year term) in 2008, 2014 and 2015, respectively.

     Mr. Sanders also received a lump sum severance payment of $150,000, plus vacation pay for five weeks unused vacation time in the amount of $28,846, all pursuant to the terms of the Severance Agreement and Release entered into between Mr. Sanders and the Company.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 promulgated thereunder, Shoney's, Inc. has duly caused this Amendment 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2001.


                                           SHONEY'S, INC.


                                           By: /s/ James M. Beltrame
                                               ----------------------------

                                           Name: James M. Beltrame
                                                 --------------------------

                                           Title: Chief Financial Officer
                                                  -------------------------