Form 10-Q
period 2001-02-18
SHONEYS INC
filed 2001-04-04
CIK 89902

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                       ----------------------

                             FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended February 18, 2001
                                   OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________ to__________

                    Commission file number 0-4377

                     --------------------------

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

     As of March 28, 2001, there were 51,693,846 shares of Shoney's, Inc. $1 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             SHONEY'S, INC. AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheet
                                       (Unaudited)

                                                               February 18,        October 29,
                                                                   2001               2000
                                                               ------------        -----------
ASSETS
Current assets:
  Cash and cash equivalents                                   $    8,969,523     $    7,980,996
  Notes and accounts receivable, less allowance
     for doubtful accounts of $1,233,000 in 2001
     and $1,221,000 in 2000                                       10,997,747         11,318,035
  Inventories                                                     26,552,280         29,552,651
  Prepaid expenses and other current assets                        5,643,168          5,406,559
  Net property, plant and equipment held for sale                 21,584,398         22,887,211
                                                              ---------------    ---------------
     Total current assets                                         73,747,116         77,145,452

Property, plant and equipment, at lower of cost or market        541,520,040        546,271,873
Less accumulated depreciation and amortization                  (317,906,908)      (315,773,546)
                                                              ---------------    ---------------
    Net property, plant and equipment                            223,613,132        230,498,327

Other assets:
  Goodwill (net of accumulated amortization of
     $7,656,000 in 2001 and $7,318,000 in 2000)                   12,708,128         13,200,847
  Deferred charges and other intangible assets                    12,624,076         13,673,118
  Other assets                                                     3,693,085          3,910,392
                                                              ---------------    ---------------
     Total other assets                                           29,025,289         30,784,357
                                                              ---------------    ---------------
                                                              $  326,385,537     $  338,428,136
                                                              ===============    ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                            $   27,085,435     $   26,655,872
  Other accrued liabilities                                       54,689,318         57,810,119
  Debt and capital lease obligations
      due within one year                                        141,923,118         21,106,938
                                                              ---------------    ---------------
     Total current liabilities                                   223,697,871        105,572,929

Long-term debt and
   capital lease obligations                                     145,536,983        263,341,756

Other liabilities                                                 52,792,619         55,500,272

Shareholders' deficit:
  Common stock, $1 par value: authorized
      200,000,000;  issued 51,693,846 in 2001
      and 50,659,282 in 2000                                      51,693,846         50,659,282
  Additional paid-in capital                                     136,921,990        137,521,843
  Accumulated other comprehensive loss                              (997,629)
  Accumulated deficit                                           (283,260,143)      (274,167,946)
                                                              ---------------    ---------------
     Total shareholders' deficit                                 (95,641,936)       (85,986,821)
                                                              ---------------    ---------------
                                                              $  326,385,537     $  338,428,136
                                                              ===============    ===============

See notes to consolidated condensed financial statements.

                             SHONEY'S, INC. AND SUBSIDIARIES
                     Consolidated Condensed Statement of Operations
                                     (Unaudited)

                                                                     Sixteen Weeks Ended
                                                               February 18,        February 20,
                                                                   2001                2000
                                                               ------------        ------------
Revenues
  Net sales                                                    $ 219,018,686       $ 234,557,911
  Franchise fees                                                   3,782,236           4,140,748
  Other income                                                     3,728,068           3,927,941
                                                               --------------      --------------
                                                                 226,528,990         242,626,600
Costs and expenses
  Cost of sales                                                  205,511,409         216,171,110
  General and administrative expenses                             18,990,543          18,540,944
  Interest expense                                                11,047,235          11,761,795
                                                               --------------      --------------
     Total costs and expenses                                    235,549,187         246,473,849
                                                               --------------      --------------
Loss from continuing operations before income taxes               (9,020,197)         (3,847,249)
Provision for income taxes                                            72,000             112,000
                                                               --------------      --------------
Net loss from continuing operations                               (9,092,197)         (3,959,249)
Discontinued operations, net of income taxes                                             (15,488)
                                                               --------------      --------------
Net loss                                                       $  (9,092,197)      $  (3,974,737)
                                                               ==============      ==============
Earnings per common share
     Basic and diluted
        Net loss from continuing operations                           ($0.18)             ($0.08)
        Discontinued operations, net of income taxes                    0.00                0.00
                                                                      -------             -------
        Net loss                                                      ($0.18)             ($0.08)
                                                                      =======             =======
Weighted average shares outstanding
     Basic and diluted                                            51,196,068          50,028,705

Common shares outstanding                                         51,693,846          50,515,363

Dividends per share                                                     NONE                NONE


See notes to consolidated condensed financial statements.

                             SHONEY'S, INC. AND SUBSIDIARIES
                      Consolidated Condensed Statement of Cash Flows
                                      (Unaudited)

                                                                     Sixteen Weeks Ended
                                                               February 18,        February 20,
                                                                   2001                2000
                                                               ------------        ------------
Operating activities
  Net loss                                                     $  (9,092,197)      $  (3,974,737)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Loss from discontinued operations, net of income taxes                               15,488
     Depreciation and amortization                                 9,167,916          10,872,296
     Amortization of deferred charges and other
       non-cash charges                                            2,202,919           4,630,811
     Gain on disposal of property, plant and equipment            (2,980,001)         (3,690,137)
     Changes in operating assets and liabilities                  (1,471,157)        (12,911,558)
                                                               --------------      --------------
        Net cash used by continuing operating activities          (2,172,520)         (5,057,837)
        Net cash provided by discontinued operating activities                           493,085
                                                               --------------      --------------
        Net cash used by operating activities                     (2,172,520)         (4,564,752)

Investing activities
  Cash required for property, plant and equipment                 (4,507,593)         (6,411,460)
  Cash required for assets held for sale                                                (233,469)
  Proceeds from disposal of property, plant and equipment          5,368,071          12,024,276
  Cash provided by other assets                                      174,814              15,831
                                                               --------------      --------------
        Net cash provided by investing activities                  1,035,292           5,395,178


Financing activities
  Payments on long-term debt and
    capital lease obligations                                    (19,339,237)        (13,753,388)
  Proceeds from long-term debt                                    23,000,000          15,000,000
  Net payments on short-term debt                                   (747,300)         (3,444,000)
  Payments on litigation settlements                                                     (22,664)
  Cash required for debt issue costs                                (787,708)           (746,075)
                                                               --------------      --------------
        Net cash provided (used) by financing activities           2,125,755          (2,966,127)
                                                               --------------      --------------
    Change in cash and cash equivalents                        $     988,527       $  (2,135,701)
                                                               ==============      ==============



See notes to consolidated condensed financial statements.

The forward-looking statements included in this Form 10-Q relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "could," "anticipate," "believe," or "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Risk Factors" therein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.




                     SHONEY'S, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                           February 18, 2001
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the Consolidated Condensed Financial Statements to conform to the 2001 presentation. Operating results for the sixteen-week period ended February 18, 2001 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 28, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 29, 2000.

NOTE 2 - DISCONTINUED OPERATIONS

During the second quarter of 2000, the Company sold its Pargo's restaurants and made the decision to either close or sell its remaining Fifth Quarter restaurants. As a result, the Company has presented the casual dining line of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. This discontinued line of business had total revenue and net loss as follows:


                                   Quarter Ended           Quarter Ended
($ in thousands)                 February 18, 2001       February 20, 2000
                                 -----------------       -----------------
Total revenue                         $  --                   $ 9,010
Net loss                              $  --                   $   (15)


NOTE 3 - ACQUISITIONS

On September 9, 1996, the Company completed the acquisition of substantially all of the assets of TPI Enterprises, Inc. ("TPI") which, as the then largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants.

Twenty-eight of TPI's restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the first quarter of 2001, approximately $0.1 million in costs to exit restaurants acquired were charged to this liability. During the first quarter of 2000, approximately $0.3 million in costs were charged to this liability. Approximately $4.3 million of anticipated exit costs related to the TPI acquisition remain accrued at February 18, 2001.


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), at the beginning of the first quarter of 1997.

At February 18, 2001, the carrying value of the 44 properties to be disposed of was $21.6 million and is reflected on the Consolidated Condensed Balance Sheet as net property, plant and equipment held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded on assets held for sale during the period in which such assets are being held for disposal.

NOTE 5 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. There were no exit costs recorded in the first quarter of 2001 or the first quarter of 2000. The Company charged approximately $0.8 million and $1.5 million against these exit costs reserves in the first quarter of 2001 and the first quarter of 2000, respectively. Approximately $5.9 million of accrued exit costs remain at February 18, 2001.

During 2000, the Company closed 13 Company-owned restaurants and sold 12 Shoney's Restaurants to franchisees. During the first sixteen weeks of 2001, three Shoney's and two Captain D's restaurants were closed. Six Captain D's were sold to franchisees during the first quarter of 2001. Below are sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for the first sixteen weeks of 2001 and 2000 for restaurants closed or sold prior to February 18, 2001.

                                   Quarter Ended           Quarter Ended
($ in thousands)                 February 18, 2001       February 20, 2000
                                 -----------------       -----------------

                                           EBIT as                 EBIT as
                                 Sales     defined       Sales     defined
                                 -----     -------       -----     -------
Stores closed or sold            $ 867     $ (234)     $ 10,681   $ (1,117)
                                 =====     =======     ========   =========



NOTE 6 - EARNINGS PER SHARE

The table below presents the computation of basic and diluted loss per share in accordance with Financial Accounting Standards No. 128:



(in thousands except EPS)                         Quarter Ended           Quarter Ended
                                                February 18, 2001       February 20, 2000
                                                -----------------       -----------------
Numerator:
----------
Loss from continuing operations -
 numerator for Basic EPS                            $ (9,092)               $ (3,959)
Loss from continuing operations after assumed
 conversion of debentures -
 numerator for Diluted EPS                          $ (9,092)               $ (3,959)

Denominator:
------------
Weighted-average shares outstanding -
  denominator for Basic EPS                           51,196                  50,029
Dilutive potential shares -
  denominator for Diluted EPS                         51,196                  50,029

Basic EPS loss from continuing operations           $  (0.18)               $  (0.08)
Diluted EPS loss from continuing operations         $  (0.18)               $  (0.08)


As of February 18, 2001, the Company had outstanding approximately 6,907,882 options to purchase shares at prices ranging from $0.44 to $25.51. The Company also has outstanding subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures, which are convertible into common stock at the option of the debenture holder. As of February 18, 2001, the Company had reserved 537,908 and 266,581 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss from continuing operations before extraordinary items for both periods presented, the effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 7 - INCOME TAXES

The Company is estimating an effective tax rate for the sixteen weeks ended February 18, 2001 and February 20, 2000 of (0.8)% and (2.9)%, respectively, and has recorded an income tax provision of $0.1 million and $0.1 million for the sixteen weeks ended February 18, 2001 and February 20, 2000, respectively. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization, which is not deductible for Federal income taxes, and an increase in the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of February 18, 2001, the Company increased the valuation allowance for gross deferred tax assets for tax credit carry forwards and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109 which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

NOTE 8 -DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at February 18, 2001 and October 29, 2000 consisted of the following:


                                                            2001           2000
                                                            ----           ----
Shoney's - Mortgage Financing                          $  98,540,365  $  99,000,000
Shoney's - Line of Credit                                 12,014,959      6,345,000
Captain D's - Term Notes                                 115,000,000    115,000,000
Captain D's - Line of Credit                               7,750,000      7,500,000
COI - Line of Credit                                      11,221,009     13,218,309
Subordinated zero coupon convertible debentures,
   due April 2004                                         14,111,382     13,753,168
Subordinated convertible debentures, due July 2002         5,137,917      5,109,530
Industrial revenue bonds                                  10,165,000     10,165,000
Notes payable to others                                    3,648,388      3,763,744
                                                       -------------  -------------
                                                         277,589,020    273,854,751
Obligations under capital leases                           9,871,081     10,593,943
                                                       -------------  -------------
                                                         287,460,101    284,448,694
Less amounts due within one year                         141,923,118     21,106,938
                                                       -------------  -------------
Amounts due after one year                             $ 145,536,983  $ 263,341,756
                                                       =============  =============

SENIOR DEBT REFINANCING

On September 6, 2000, the Company completed a cash tender offer (the "Tender Offer") that resulted in the purchase of approximately 90% of the outstanding subordinated convertible debentures (the "TPI Debentures") and zero coupon convertible debentures (the "LYONs") for an aggregate price of approximately $71.8 million. In order to consummate the Tender Offer, the Company was required to refinance the indebtedness outstanding under the Company's 1997 Credit Facility in addition to receiving financing necessary to effect the Tender Offer (the "Refinancing"). Consummation of the Tender Offer and the Refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the Company's fourth quarter of fiscal 2000, net of expenses and taxes.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization included transferring substantially all of the assets comprising the Company's Captain D's restaurant operations to a wholly-owned subsidiary, Captain D's, Inc. ("Captain D's"). The reorganization allowed each of the Company's operating segments (Shoney's, Captain D's, and Commissary Operations, Inc. ("COI") to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and working capital needs. The new senior lending agreements generally prohibit the movement of cash and other assets between the operating segments except for payments under certain tax sharing arrangements and payments for goods and services.


SHONEY'S - MORTGAGE FINANCING

In connection with the Refinancing, on September 6, 2000 the Company entered into a $99.0 million, twenty-year mortgage financing which is secured by the land, buildings and equipment of 142 Shoney's Restaurants. The carrying value of the collateral for the mortgage financing was $91.4 million at February 18, 2001. Principal reductions of approximately $1.6 million are scheduled during 2001. A portion of this debt carries a fixed rate of interest and the remainder is at a floating rate, which is reset monthly, based on the London Interbank Offered Rate (LIBOR). As of February 18, 2001, the effective interest rates on this debt were as follows:


         Principal Amount       Fixed/Floating       Interest Rate
         ----------------       --------------       -------------
          $ 67,391,595              Fixed               10.23%
          $  8,709,458              Fixed               10.35%
          $ 22,439,312             Floating             10.00%


SHONEY'S - LINE OF CREDIT

On September 6, 2000, the Company entered into an amendment and restatement of the 1997 Credit Facility, which provided Shoney's with a $40.0 million line of credit ("the Shoney's Line of Credit"). The Shoney's Line of Credit has a two-year term expiring on September 6, 2002 and is secured by all of the Shoney's Restaurant properties not serving as collateral for the Shoney's Mortgage Financing or other debt and certain surplus, office and miscellaneous properties owned and leased by the Company. The carrying value of the collateral for the Shoney's Line of Credit was $27.7 million at February 18, 2001. The Company has agreed to sell up to $10.0 million of certain properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability during 2001. As of February 18, 2001, the Company had sold $2.8 million of the $10.0 million of collateral properties and had reduced availability accordingly. Available credit under the Shoney's Line of Credit is also reduced by letters of credit. At February 18, 2001, the Company had borrowings under the Shoney's Line of Credit of $12.0 million and had outstanding letters of credit of $19.7 million, resulting in available credit of $5.5 million. Also, pursuant to the terms of the Shoney's Line of Credit, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit, retain and use in the business the first $15.0 million of the sale proceeds, and, thereafter, use the sale proceeds to either repay drawings under the line, which will also permanently reduce availability, or cash collateralize the line. As of February 18, 2001, the Company had sold and retained in the business $6.1 million of asset sale proceeds since September 6, 2000. The Company pays a commitment fee of 0.50% for unused available credit under the facility. The interest rate for this facility is at floating rates (4.25% over LIBOR or 3.25% over the prime rate) and at February 18, 2001 the interest rate on this line of credit was 11.10%.

CAPTAIN D'S - TERM NOTES AND LINE OF CREDIT

Captain D's, in connection with the Refinancing, entered into a credit facility on September 6, 2000 for up to $135.0 million consisting of term notes totaling $115.0 million and a $20.0 million line of credit (the "Captain D's Facility"). This facility, which terminates on December 31, 2001, is secured by all of the assets owned by Captain D's including owned land, buildings and equipment, certain leased restaurant properties, and a pledge of certain other assets of Captain D's. The carrying value of the collateral for the Captain D's Facility was $86.2 million at February 18, 2001. At February 18, 2001, there was $115.0 million outstanding under the term notes and $7.8 million outstanding under the line of credit. There are no scheduled payments under the term notes or the line of credit prior to the termination date of the Captain D's Facility.


Available credit under the line of credit is reduced by outstanding letters of credit. At February 18, 2001, Captain D's outstanding letters of credit totaled $4.0 million, resulting in available credit of $8.2 million. Captain D's pays a commitment fee of .50% for unused available credit under the line of credit. The interest rate on term notes totaling $85.0 million is at floating rates (4% over LIBOR or 3% over the prime rate) and, in respect of term notes totaling $30.0 million, the initial interest rate was at floating rates of 4% over LIBOR or 3% over the prime rate. On January 1, 2001, the interest rate for the $30.0 million term notes increased by 0.50% and is scheduled to increase by 0.50% on the last day of each calendar quarter thereafter. The interest rate for the line of credit ranges from 3% to 4% over LIBOR or 2% to 3% over the prime rate, based on certain defined financial ratios. At February 18, 2001, the effective interest rate for the term notes and the line of credit was 10.20% and 10.71%, respectively.

COI - REVOLVING CREDIT FACILITY

As part of the refinancing, on August 31, 2000, COI entered into a $30.0 million revolving credit facility which is secured by substantially all of COI's assets including land, buildings and equipment, inventory and accounts receivable. The carrying value of the collateral for the COI revolving credit facility was $27.8 million at February 18, 2001. The revolving credit facility has a three-year term expiring on August 31, 2003. Available credit under this facility is based on a formula which allows for borrowings on predetermined percentages of eligible accounts receivable and inventory. Available credit is reduced by $1.8 million outstanding letters of credit, other reserves determined to be reasonably necessary by the lender and $11.2 million of drawings at February 18, 2001. At February 18, 2001, available credit under this facility was approximately $2.3 million. COI pays a commitment fee of .50% for unused credit under the facility. At February 18, 2001, the effective interest rate on this line of credit was 9.19%.

INTEREST RATE HEDGE PROGRAMS

The 1997 Credit Facility, which was amended and restated to become the Shoney's Line of Credit, required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the original loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at October 31, 1999, which was comprised of two $40.0 million agreements, for which the interest rates were fixed at approximately 6.1% and 5.9%, respectively, plus the applicable margin, and an additional $20.0 million agreement which fixed the interest rate on the covered amount of debt at 5.6% plus the applicable margin. On May 11, 2000, the Company sold $50.0 million of swap agreements for a gain of $0.3 million. The interest rate swap agreements which were sold consisted of notional amounts of $10.0 million and $40.0 million with fixed interest rates of 6.1% and 5.9%, respectively, and were scheduled to terminate on January 8, 2001. The gain was deferred and amortized over the remaining term of the interest rate swap agreements. Of the remaining $50.0 million of interest rate swaps, $20.0 million of the interest rate swaps with a fixed interest rate of 5.6% terminated on October 8, 2000 and $30.0 million of the interest rate swaps with a fixed rate of 6.1% terminated on January 8, 2001. The Shoney's Line of Credit does not require a hedge program.

The Captain D's credit agreement required Captain D's, Inc. to enter into an interest rate hedge program covering a notional amount of not less than 50% of the term notes outstanding ($57.5 million) within 45 days of the date of the loan closing. On October 16, 2000, Captain D's entered into an interest rate swap agreement covering $57.5 million of debt which fixes the interest rate at 6.7% plus the applicable margin for the term of the Captain D's credit agreement. Additionally on December 29, 2000 and January 2, 2001, Captain D's entered into interest rate swap agreements covering $25.0 million and $32.5 million of debt, respectively, which fixed the interest rate at 5.9% and 5.8%, respectively, plus the applicable margin for the term of the Captain D's credit agreement. At February 18, 2001, the estimated cost to Captain D's to exit the interest rate swap agreements was approximately $1.0 million.

In July and August 2000, the Company entered into forward agreements to lock the interest rate on a portion of the Shoney's Mortgage Financing. The interest rate on this fixed rate debt was to be based on the ten year U.S. Treasury Note rate between two and ten days prior to the closing of the transaction. Because the ten year U.S. Treasury Note rate decreased between the date of the agreement and the date the financing was consummated (September 6, 2000), the Company paid the interest rate differential between the agreed upon interest rate and the market rate of the ten year U.S. Treasury Note. This amount is being amortized and recognized as an adjustment to interest expense over the 20-year term of the financing.

LOAN COVENANTS

The Company's senior debt agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility, the COI Revolving Credit Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. These debt agreements (1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year);
(2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

Based on current operating results and forecasted operating trends, it is probable that a covenant violation could occur in November 2001 under the Shoney's Mortgage Financing agreements. The Company has available to it remedies which may prevent probable covenant violations and, alternatively, management believes that loan covenant modifications, if required, could be obtained. Remedies available to the Company to prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios, and 2) properties may be sold to franchisees or converted to rental properties if the royalty and rental income streams improve the fixed charge coverage. Historically, the Company has been able to secure financial covenant modifications when needed; however, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. Except as noted above, the Company expects to be in compliance with its remaining financial covenants in 2001 and was in compliance with its financial covenants at the end of the first quarter of 2001.

SUBORDINATED ZERO COUPON CONVERTIBLE DEBENTURES, 8.5%, DUE APRIL 2004

The subordinated zero coupon convertible debentures were issued at $286.89 per $1,000 note (aggregate amount of $57.7 million). There are no periodic cash payments of interest. The issue price represents a yield to maturity of 8.5% based on a semi-annual bond equivalent basis. Each note is convertible into 29.349 shares of the Company's common stock at the option of the holder. Following completion of the Tender Offer, the Company has reserved 537,908 shares for future issuance pursuant to these debentures.


SUBORDINATED ZERO COUPON CONVERTIBLE DEBENTURES, 8.25%, DUE JULY 2002

In connection with the acquisition of substantially all of the assets of TPI in September 1996, the Company assumed, through a supplemental indenture, $51.6 million (principal amount) of 8.25% subordinated convertible debentures due July 15, 2002. The bonds are convertible at the holder's option, subject to compliance with the provisions of the supplemental indenture, into 50.508 shares of the Company's stock for each $1,000 debenture. In addition, upon conversion, debenture holders are entitled to a cash distribution per share equal to the cash distributions made by TPI to its common shareholders in connection with the liquidation and dissolution of TPI. Interest on the bonds is due semi-annually in January and July. Following completion of the Tender Offer, the Company has reserved 266,581 shares for future issuance pursuant to the debentures.

OTHER DEBT INFORMATION

The Company's industrial revenue bonds include $9.2 million at fixed interest rates ranging from 9.0% to 10.0% and $0.9 million at a floating interest rate subject to a floor of 7.5% and a ceiling of 15.0%.

NOTE 9 - LITIGATION SETTLEMENT

In 1999, the court entered final judgment approving a global settlement of three class action cases that claimed that the Company had violated the Fair Labor Standards Act. Under the settlement, the Company agreed to pay $18.0 million to settle these claims. Of this amount, $3.5 million was accrued as a liability during the fourth quarter of 1998 following an adverse ruling in one of the cases on the issue of liability. In accordance with the approved settlement, the Company made payments into a qualified settlement fund of $11.0 million, $3.5 million and $3.5 million on July 14, 1999, October 1, 1999 and March 1, 2000, respectively.

NOTE 10 - LITIGATION

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the operating results or the financial position of the Company.

NOTE 11 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of February 18, 2001, the Company operated and franchised a chain of 1,006 restaurants in 27 states, which consists of two restaurant divisions:
Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company also operates COI, a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. The Company's restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees and the sale of food and supplies on customary credit terms which generally do not require customers to provide collateral or other security to the Company. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.


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

NOTE 12 - LEASEHOLD INTERESTS ASSIGNED OR SUBLET TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 45 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of February 18, 2001 to be approximately $14.0 million.

Property Sublet to Others - The Company subleases approximately 57 properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of February 18, 2001 to be approximately $6.6 million.

NOTE 13 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. The Company's prior accounting policy expensed costs associated with startup activities systematically over a period not to exceed twelve months. The Company adopted SOP 98-5 effective the first day of fiscal 2000. The adoption of SOP 98-5 did not have a material effect on the Company's results of operations during 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 effective the first day of fiscal 2001.

NOTE 14 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in three industry segments, two of which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. The remaining segment, COI, is a food service distribution and manufacturing operation. COI operates three food service distribution centers and a food processing facility that provide food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. Effective with the first quarter of 2001, the Company began allocating its general corporate overhead expenses to the three operating segments. All prior periods have been restated. In addition, certain asset gains or losses may be recognized in segment EBIT as defined where previously all gains or losses had been reported in "other" revenue. The Company's other income and expenses consist primarily of gains from the sale of property, plant, and equipment, rental and interest and miscellaneous income and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. EBIT, when that term is used in this Quarterly Report on Form 10-Q, means income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as the Company's. Inter-segment revenues consist of food and supply sales by COI to Company-owned restaurants.


REVENUE
                                                   Quarter Ended
($ in thousands)                           February 18,       February 20,
                                               2001               2000
                                           -------------------------------
Shoney's Restaurants                        $ 100,117          $ 109,130
Franchise fees                                  1,994              2,562
Other income                                    2,333                543
                                            ------------------------------
  Total Shoney's                              104,444            112,235
Captain D's restaurants                        89,300             92,413
Franchise fees                                  1,788              1,579
Other income                                    1,050                 87
                                            ------------------------------
  Total Captain D's                            92,138             94,079
COI                                           102,048            110,695
Other                                           1,191              4,238
                                            ------------------------------
  Total revenue for reportable segments       299,821            321,247
Elimination of inter-segment revenue           73,292             78,620
                                            ------------------------------
Total consolidated revenue                  $ 226,529          $ 242,627
                                            ==============================




EBIT AS DEFINED

                                                   Quarter Ended
($ in thousands)                           February 18,       February 20,
                                               2001               2000
                                           -------------------------------
Shoney's operations                        $ (5,664)          $ (2,895)
Shoney's gains on asset sales                 1,480                  -
                                           -------------------------------
  Total Shoney's                             (4,184)            (2,895)
Captain D's operations                        5,672              6,758
Captain D's gains on asset sales                939                  -
                                           -------------------------------
  Total Captain D's                           6,611              6,758
COI                                          (1,483)               248
Other income                                    554                237
Other gains on asset sales                      529              3,567
                                           -------------------------------
Total EBIT as defined for
  reportable segments                         2,027              7,915
Other Charges:
  Interest expense                           11,047             11,762
                                           -------------------------------
Consolidated loss from continuing
  operations before income taxes           $ (9,020)          $ (3,847)
                                           ===============================


DEPRECIATION AND AMORTIZATION
                                                   Quarter Ended
($ in thousands)                           February 18,       February 20,
                                               2001               2000
                                           -------------------------------
Shoney's                                   $ 4,649            $  5,874
Captain D's                                  3,724               3,612
COI                                            305                 479
Other                                          490                 907
                                           -------------------------------
Total consolidated depreciation
  and amortization                         $ 9,168            $ 10,872
                                           ===============================

NOTE 15 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and accordingly, the Company adopted SFAS 133 effective October 30, 2000.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

On October 30, 2000, the date of the Company's adoption of SFAS 133, the cumulative effect of adoption was a charge to other comprehensive income of $0.1 million. At February 18, 2001, the fair value of the Company's derivatives was ($1.0 million), resulting in an additional charge to other comprehensive income of $0.9 million.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The first quarter of fiscal 2001 and 2000 covered periods of sixteen weeks. All references are to fiscal years unless otherwise noted.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the first quarter of 2001 and 2000 is as follows:

                                                 Quarter Ended
($ in millions)                          February 18,       February 20,
                                            2001               2000
                                         -------------------------------
Net sales                                $   219.0          $   234.6
Franchise fees                                 3.8                4.1
Other income                                   3.7                3.9
                                         ---------          ---------
                                         $   226.5          $   242.6
                                         =========          =========

Changes in the number of restaurants for the first sixteen weeks of 2001 and the first sixteen weeks of 2000 are as follows:



           February 18, Restaurants Restaurants October 29, February 20, Restaurants Restaurants October 31,
              2001        Opened      Closed       2000        2000        Opened      Closed       1999
           -------------------------------------------------------------------------------------------------
Shoney's
 Company-owned  242         -            3          245         264           -          3(2)        267
 Franchised     201         -           13          214         257           3(2)       4           258
           -------------------------------------------------------------------------------------------------
                443         -           16          459         521           3          7           525
           =================================================================================================
Captain D's
 Company-owned  352         -            8(1)       360         363           1          -           362
 Franchised     211         7(1)         -          204         204           -          1           205
           -------------------------------------------------------------------------------------------------
                563         7            8          564         567           1          1           567
           =================================================================================================

(1) Includes six restaurants sold to franchisees
(2) Includes three restaurants sold to franchisees





Revenues for the first quarter of 2001 declined $16.1 million, or 6.6%, to $226.5 million, as compared to revenues of $242.6 million in the first quarter of 2000.

The components of the change in consolidated revenues are summarized as follows:


($ in millions)                          Quarter Ended
                                       February 18, 2001
                                       -----------------
Restaurant revenue                         $ (12.1)
COI and other sales                           (3.4)
Franchise revenue                              (.4)
Other income                                   (.2)
                                           --------
                                           $ (16.1)
                                           ========

The decline in restaurant revenue during the first quarter of 2001 when compared to the first quarter of 2000 was principally due to a net decline in the number of restaurants in operation and the effect of unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000. During 2000, the Company closed 13 Company-owned restaurants, sold 12 Shoney's Restaurants to franchisees and opened one Captain D's restaurant. During the first sixteen weeks of 2001, three Shoney's and two Captain D's restaurants were closed and six Captain D's were sold to franchisees. The table below presents comparable store sales for Company-owned restaurants for the first quarter of 2001:

                                         Quarter Ended
                                       February 18, 2001
                                       -----------------
Shoney's Restaurants                        (1.3)%
Captain D's                                 (2.0)%
Combined                                    (1.6)%


COI and other sales decreased $3.4 million in the first quarter of 2001. The decrease in COI and other revenues was primarily due to a loss of franchise customers serviced by COI.

Franchise revenues decreased $0.4 million during the first quarter of 2001 when compared to the same period last year. The decrease in franchise revenue was primarily the result of a net decline of 57 Shoney's franchise restaurants since the beginning of fiscal 2000.

Other income decreased $0.2 million during the first quarter of 2001 when compared to the same period in 2000. The decrease in other income during the first quarter was primarily the result of lower gains from asset sales when compared to the prior year partially offset by higher rental income. The principal components of other income for the first quarter of 2001 were net gains on asset sales ($3.0 million), interest and other income ($0.1 million) and rental income ($0.6 million).



CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues is shown below:

                               Quarter Ended         Quarter Ended
                             February 18, 2001     February 20, 2000
                             -----------------     -----------------
Food and supplies                  37.8%                 38.5%
Restaurant labor                   28.1%                 27.0%
Operating expenses                 24.8%                 23.6%
                             -----------------     -----------------
  Total cost of sales              90.7%                 89.1%
                             =================     =================


As compared to restaurant revenues, COI revenues have a higher percentage of food and supply costs, a lower percentage of operating expenses and have no associated restaurant labor. As a result, changes in COI revenue relative to the change in restaurant revenue can have an exaggerated effect on these expenses as a percentage of total revenues. Food and supply costs, as a percentage of revenues, decreased 0.7% in the first quarter of 2001 when compared to the first quarter of 2000. The decrease in food and supply costs in the first quarter of 2001, as a percentage of sales, was primarily the result of the decrease in COI revenue relative to the decline in restaurant revenue and lower food and supply costs as a percentage of sales in Captain D's.

Consolidated restaurant labor increased 1.1% as a percentage of revenues in the first quarter of 2001 when compared to the prior year, primarily the result of higher labor costs as a percentage of sales at the restaurant level. Wage rates increased during the first quarter of 2001 because of low unemployment conditions in many markets and a very competitive restaurant labor market. Restaurant labor increased, as a percentage of sales, in both Shoney's and Captain D's in the first quarter when compared to the prior year period. The Company expects continued upward pressure on consolidated restaurant labor in both restaurant concepts as part of its ongoing strategy to enhance customer service in an attempt to improve comparable store sales.

Consolidated operating expenses increased 1.2% as a percentage of total revenues in the first quarter of 2001 when compared to the prior year. The increase in consolidated operating expenses, as a percentage of sales, was primarily caused by higher utilities, labor costs at COI, rent expense and the effect of the decline in comparable store revenue.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenue is shown below:

                               Quarter Ended         Quarter Ended
                             February 18, 2001     February 20, 2000
                             -----------------     -----------------
Consolidated general and
  administrative expenses          8.4%                   7.6%
Consolidated interest expense      4.9%                   4.9%


Consolidated general and administrative expenses increased 0.8% as a percentage of revenue in the first quarter of 2001 when compared to the same period in 2000. The increase in general and administrative expenses, as a percentage of sales, was primarily due to $0.4 million of severance costs incurred in the first quarter of 2001 and the effect of the overall decline in comparable store revenue. The severance costs in the first quarter of 2001 resulted from the elimination of thirty-four administrative positions.

Consolidated interest expense declined $0.7 million in the first quarter of 2001 compared to the same period of 2000. The reduction in interest expense is primarily due to lower debt outstanding when compared to the prior year period, largely offset by the effect of higher interest rates on the debt incurred in the Refinancing.

The Company had an effective tax rate of (0.8)% and (2.9)% in the first quarter of 2001 and first quarter of 2000, respectively. This effective tax rate differs from the federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of February 18, 2001, the Company increased the valuation allowance for gross deferred tax assets for tax credit carry forwards and net operating loss carry forwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

OPERATING SEGMENTS

SHONEY'S RESTAURANTS


($ in thousands except comparable                   Quarter Ended
 store sales and operating data)          February 18,          February 20,
                                              2001                  2000
                                          ----------------------------------
Restaurant revenue                        $  100,117            $  109,130
Franchise revenue                              1,994                 2,562
Other income                                   2,333                   543
                                          ----------------------------------
  Total Shoney's revenue                     104,444               112,235
Expenses                                     108,628               115,130
                                          ----------------------------------
EBIT as defined(b)                        $   (4,184)           $   (2,895)
                                          ==================================

Comparable store sales decrease(a)              (1.3)%                (3.8)%
Operating restaurants at end of quarter:
  Company-owned                                  242                   264
  Franchised                                     201                   257
                                          ----------------------------------
    Total                                        443                   521
                                          ==================================

(a) Prior year amounts have not been restated for comparable restaurants.
(b) EBIT, when that term is used in this Quarterly Report on Form 10-
Q, means income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes, asset impairment charges, litigation settlements and restructuring charges, or EBIT as defined.

Shoney's concept total revenue declined $7.8 million, or 6.9%, in the first quarter of 2001 when compared to the prior year. The components of the change in Shoney's concept revenue are summarized as follows:

                                            Quarter Ended
($ in millions)                           February 18, 2001
                                          -----------------
Sales from operating restaurants          $      (0.9)
Closed restaurants                               (8.1)
                                          -----------------
  Total change in restaurant sales               (9.0)
Franchise revenue                                 (.6)
Other income                                      1.8
                                          -----------------
Total                                     $      (7.8)
                                          =================

Revenues were significantly reduced by the closing of ten under-performing Company-owned restaurants in 2000 and three additional restaurants in 2001. In addition, twelve Company-owned restaurants were sold to franchisees in fiscal 2000. Sales were also affected by unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000. Sales and EBIT as defined for Shoney's Restaurants closed or sold are as follows:

                                            Quarter Ended
($ in thousands)                 February 18,           February 20,
                                     2001                   2000
                               -----------------------------------------
                               Sales      EBIT as     Sales      EBIT as
                                          defined                defined
                               -----------------------------------------
Stores closed or sold          $  99      $ (203)     $ 8,232  $ (1,125)


Shoney's Restaurants comparable store sales declined in the first quarter of 2001 by 1.3%. Franchise revenue decreased $0.6 million in the first quarter of 2001 when compared to the prior year. The decrease in franchise revenue in the first quarter of 2001 is primarily the result of a net decline of 57 franchise restaurants since the beginning of the first quarter of 2000. Other income increased $1.8 million primarily due to gains on asset sales of $1.5 million in the first quarter of 2001 compared to no gains in the first quarter of 2000 and higher rental income.

In April 2000, the Company hired a new President and CEO for the Shoney's concept. His first priority was to assemble a new senior management team. This team developed a re-branding strategy, which enhanced the offerings on the food bar while reducing the number of menu items in an effort to simplify operations. A major component of this strategy was to create and nurture a culture that provides a level of service perceived by the guest as exceptional. This strategy is also available to franchised restaurants. As of February 18, 2000, 152 company-owned and ten franchised restaurants have converted to this menu. In November 2000, Shoney's Restaurants hired a new Senior Vice President of Research and Development who is a Certified Master Chef. His mission is to provide new and innovative products for both the cook-to-order menu and the food bar.

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

Expenses declined $6.5 million, or 5.6%, in the first quarter of 2001, when compared to the same period in 2000. Expenses as a percentage of revenue were 104.0% in the first quarter of 2001 compared to 102.6% in the first quarter of 2000. The increase in expenses in the first quarter of 2001, as a percentage of revenues, was the result of increases in food and supply costs, restaurant labor, operating expenses and multi-unit supervisory expenses.

As a result of the above, EBIT as defined decreased $1.3 million in the first quarter of 2001, when compared to the comparable prior year period.

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

CAPTAIN D'S RESTAURANTS


($ in thousands except comparable store           Quarter Ended
  sales and operating data)                February 18,    February 20,
                                               2001            2000
                                           ----------------------------
Restaurant revenue                         $  89,300       $  92,413
Franchise revenue                              1,788           1,579
Other income                                   1,050              87
                                           ----------------------------
  Total Captain D's revenue                   92,138          94,079
Expenses                                      85,527          87,321
                                           ----------------------------
EBIT as defined(b)                         $   6,611       $   6,758
                                           ============================

Comparable store sales decrease(a)              (2.0)%          (0.1)%
Operating restaurants at end of quarter:
  Company-owned                                  352             363
  Franchised                                     211             204
                                           ----------------------------
    Total                                        563             567
                                           ============================

(a) Prior year amounts have not been restated for comparable restaurants.
(b) See Note (b) "Operating Segments - Shoney's Restaurants" on page 21 hereof.


Captain D's total revenue decreased $1.9 million, or 2.1%, in the first quarter of 2001, when compared with the comparable prior year period. The components of the change in Captain D's concept revenue are summarized as follows:


($ in millions)                             Quarter Ended
                                          February 18, 2001
                                          -----------------
Sales from operating restaurants          $       (1.4)
Closed or sold restaurants                        (1.7)
                                          -----------------
  Total change in restaurant sales                (3.1)
Franchise revenues                                 0.2
Other income                                       1.0
                                          -----------------
Total                                     $       (1.9)
                                          =================



Revenues were reduced by closing three under-performing Company-owned restaurants in 2000 and two under-performing restaurants in 2001. Restaurant revenues were also reduced by the sale of six Company-owned restaurants in the first quarter of 2001 and unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000. Sales and EBIT as defined for Captain D's restaurants closed or sold are as follows:

                                            Quarter Ended
($ in thousands)                 February 18,           February 20,
                                     2001                   2000
                               ----------------------------------------
                               Sales     EBIT as      Sales     EBIT as
                                         defined                defined
                               ----------------------------------------
Stores closed or sold          $ 768     $ (31)       $ 2,449    $ 8
                               ========================================

Franchise revenue increased $0.2 million in the first quarter of 2001 when compared to the same period in 2000. The increase was primarily the result of initial fees from the six Company-owned restaurants sold to franchisees during the quarter. Other income increased $1.0 million over the prior year quarter primarily due to $0.9 million of gains on asset sales in the first quarter of 2001 compared to no gains in the first quarter of 2000.

Expenses decreased $1.8 million, or 2.1%, in the first quarter of 2001, when compared to the same period in 2000. However, as a percentage of sales, decreases in food and supply costs in the first quarter were more than offset by increases in restaurant labor, operating expenses and multi-unit supervisory costs.

As a result of the above, EBIT as defined decreased $0.1 million in the first quarter of 2001 when compared to the comparable prior year quarter.

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

COI

                                                  Quarter Ended
($ in thousands)                           February 18,    February 20,
                                               2001            2000
                                           ----------------------------
Outside sales                              $   28,756      $   32,075
Inter-company sales                            73,292          78,620
                                           ----------------------------
  Total COI revenue                           102,048         110,695
Expenses                                      103,531         110,447
                                           ----------------------------
EBIT as defined(a)                         $   (1,483)     $      248
                                           ============================
Distribution centers at end of quarter              3               3
                                           ============================

(a) See Note (b) "Operating Segments-Shoney's Restaurants" on page 21 hereof.

Total revenue declined $8.6 million, or 7.8%, in the first quarter of 2001 when compared to the prior year period. Outside revenues of COI decreased by $3.3 million in the first quarter of 2001. The decrease in outside revenues for the first quarter of 2001 resulted primarily from a decrease in the number of outside customers. Inter-company sales declined in the first quarter of 2001 when compared to the prior year period primarily as a result of closing Company-owned restaurants.

Expenses declined $6.9 million, or 6.3%, in the first quarter of 2001, when compared to the prior year period. Expenses, as a percentage of sales, were 101.5% and 99.8% in the first quarter of 2001 and 2000, respectively. The increase in expenses, as a percentage of sales, is due to higher cost of goods sold, labor and administrative expenses.

As a result of the above, EBIT as defined decreased $1.7 million in the first quarter of 2001 when compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due as the Company's credit facilities include lines of credit that are available to cover short term working capital requirements. However, in 2001, current liabilities include $141.9 million of current maturities of long-term debt. This current portion of long-term debt includes $122.8 million of Captain D's term notes and revolver that matures on December 31, 2001 (see Risk Factors). Cash used by continuing operating activities improved by $2.9 million in the first quarter of 2001 compared to the first quarter of 2000. Cash used by continuing operating activities was positively affected by a $1.5 million use of cash by operating assets and liabilities compared to a use of $12.9 million in the first quarter of 2000. The use of cash by operating assets and liabilities in the first quarter of 2000 was primarily the result of cash required for increased levels of inventory and cash required for a reduction of other liabilities. Cash used by operating activities in 2001, when compared to 2000, was negatively affected by the decline in operating income from the Company's Shoney's Restaurants and COI and lower depreciation and amortization.

Cash provided by investing activities in the first quarter of 2001 was $1.0 million. During 2001, the Company received $5.4 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property, plant and equipment additions was $4.5 million.

Cash provided by investing activities in the first quarter of 2000 was $5.4 million. During the first quarter of 2000, the Company received $12.0 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property, plant and equipment additions in the first quarter of 2000 was $6.4 million and cash used for assets held for sale was $0.2 million.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 2000, the Company has closed or sold 36 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties, rental properties and leasehold interests, have been sold or are being actively marketed.

Cash provided by financing activities was $2.1 million in the first quarter of 2001 compared to a use of cash of $3.0 million in the first quarter of 2000. On June 28, 2000, the Company announced its intention to commence the Tender Offer to purchase all of its outstanding subordinated Debentures and LYONs for an aggregate price of approximately $80 million. The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to effect the Refinancing. In order to accommodate the timing of the Refinancing, the Tender Offer was extended until September 6, 2000 at which time the Refinancing was completed and the Tender Offer was consummated. Upon completion of the Tender Offer the Company repurchased approximately 90% of each of the Debentures and the LYONS. Consummation of the Tender Offer and the Refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the fourth quarter of 2000, net of expenses and income taxes.

Proceeds from long-term debt in 2001 included $19.0 million of long-term borrowings under the Shoney's Line of Credit and $4.0 million of borrowings under the Captain D's revolver. Payments on long-term debt included $13.3 million of payments under the Shoney's Line of Credit and $5.0 million of payments under the Captain D's revolver. Financing activities for 2001 also included $0.8 million of payments for debt issue costs.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). In the Reorganization, all of the assets comprising the Company's Captain D's restaurant operations were transferred to Captain D's, Inc., a wholly-owned subsidiary of the Company. The Reorganization of the Company's operations allowed each of the Company's operating segments (Shoney's, Captain D's, and COI) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and working capital needs. The new senior lending agreements generally prohibit the movement of cash and other assets between the operating segments except for payments under certain tax sharing arrangements and payments for goods and services.

The Company's senior loan agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility, the COI Revolving Credit Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. The debt agreements (1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year);
(2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

The Company's senior debt structure requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity is provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit"). The Company has agreed to sell during fiscal 2001 up to $10.0 million of properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of February 18, 2001, the Company had sold $2.8 million of the $10.0 million of collateral properties resulting in $37.2 million of aggregate availability under the Shoney's Line of Credit. Availability under the Shoney's Line of Credit is further reduced by outstanding letters of credit of approximately $19.7 million, resulting in approximately $17.5 million of availability of which $12.0 million was drawn at February 18, 2001. As of March 24, 2001 the Company had sold $5.0 million of the $10.0 million of collateral properties resulting in $15.3 million of aggregate availability (after letters of credit) under the Shoney's Line of Credit of which $10.4 million was drawn. Liquidity for the Shoney's segment is expected to be enhanced by proceeds of up to $15.0 million from certain asset sales that the Company is allowed to retain for its working capital needs. Following the Company's retention of $15.0 million from expected asset sales, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit and use the cash proceeds to either repay drawings under the line (which will also permanently reduce availability) or cash collateralize the line. As of March 24, 2001 the Company had sold


$6.4 million of properties subject to the $15.0 million limitations and retained the proceeds to use in the Company's operations. If the Shoney's segment's operating trends vary from those forecasted or if anticipated timing and levels of asset sales are not met by the Company, the liquidity, financial condition and results of operations will be materially adversely affected. Management expects liquidity for the Shoney's segment to improve in the second quarter of 2001 over the first quarter as sales and cash flows historically have improved during the spring and summer.

Liquidity for the Captain D's segment is provided by a $20.0 million line of credit (the "Captain D's Line of Credit"). Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $4.0 million resulting in availability of approximately $16.0 million, of which $7.8 million was drawn at February 18, 2001.

Liquidity for COI is provided by a line of credit (the "COI Line of Credit") of up to $30.0 million. The COI Line of Credit is an asset-based loan under which the availability will increase or decrease as inventory and accounts receivable change. Availability under the line is reduced by $1.8 million of letters of credit, other reserves determined to be reasonably necessary by the lender and $11.2 million of drawings at February 18, 2001. At February 18, 2001, availability under the COI facility was approximately $2.3 million.

Financing activities in the first quarter of 2000 included $13.8 million of payments on senior indebtedness, net borrowings under the Company's line of credit of $11.6 million and cash required for debt issue costs of $0.7 million.

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

The Company is highly leveraged and, under the terms of its credit agreements, generally is not permitted to incur additional debt and is limited to annual capital expenditures of approximately $18.5 million. Management believes the annual capital expenditures permitted under the credit agreements are sufficient for the execution of its business plan. The Captain D's indebtedness, incurred as part of the Refinancing, matures on December 31, 2001. The Company expects to refinance this indebtedness prior to maturity. However, no assurance can be given that the refinancing can be obtained on terms satisfactory to the Company. If the Company were unable to refinance the Captain D's indebtedness on terms satisfactory to the Company, the Company's financial condition, results of operations and liquidity would be materially adversely affected.

Based on current operating results and forecasted operating trends, it is probable that a covenant violation could occur in November 2001 under the Shoney's mortgage financing debt agreements. The Company has available to it remedies which can prevent probable covenant violations, and additionally, management believes that loan covenant modifications, if required, could be obtained. Remedies available to the Company to prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios, and 2) properties may be sold to franchisees or converted to rental properties if the franchise and rental income streams improve the fixed charge coverage. Historically, the Company has been able to secure financial covenant modifications when needed. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. Except as noted above, the Company expects to be in compliance with its remaining financial covenants in 2001 and was in compliance with its financial covenants at the end of the first quarter of 2001.






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 29, 2001 (as amended by Form 10-K/A, filed with the Commission on February 26, 2001), is incorporated herein by this reference.

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.
             ---------

             10.1 Amendment No. 2 to the Credit Agreement, dated as of April 2, 2001, among Captain D's, Inc., the banks, financial institutions and other institutional lenders parties to the Credit Agreement, and Bank of America, N.A., as Administrative Agent.

        (b)  Reports on Form 8-K. None
             --------------------






                                SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


        Date:  April 4, 2001               By: /s/ James M. Beltrame
                                               ----------------------------
                                               James M. Beltrame
                                               Chief Financial Officer,
                                               Principal Financial and Chief
                                               Accounting Officer








                              EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

10.1 Amendment No. 2 to the Credit Agreement, dated as of April 2, 2001, among Captain D's, Inc., the banks, financial institutions and other institutional lenders parties to the Credit Agreement, and Bank of America, N.A., as Administrative Agent.