Form 10-Q
period 2001-05-13
SHONEYS INC
filed 2001-06-27
CIK 89902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           -------------------

                               Form 10-Q

(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended May 13, 2001
OR
  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____  to _____


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

     As of June 22, 2001, there were 51,709,122 shares of Shoney's, Inc. $1 par value common stock outstanding.




PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       SHONEY'S, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheet
                                (Unaudited)

                                                 May 13,         October 29,
                                                  2001              2000
                                            ---------------   ---------------
ASSETS
Current assets:
  Cash and cash equivalents                 $    5,968,601    $    7,974,050
  Notes and accounts receivable, less
   allowance for doubtful accounts of
   $791,000 in 2001 and $691,000 in 2000         5,823,699         6,052,524
Inventories                                      4,707,470         4,624,050
Prepaid expenses and other current assets        3,944,101         3,691,051
Net current assets of discontinued
 operations                                      8,833,491         9,721,688
Net property and equipment held for sale        14,875,269        19,932,444
                                            ---------------   ---------------
    Total current assets                        44,152,631        51,995,807

Property and equipment, at lower of
 cost or market                                520,327,050       525,898,139
Less accumulated depreciation and
 amortization                                 (304,958,305)     (300,959,463)
                                            ---------------   ---------------
    Net property and equipment                 215,368,745       224,938,676

Other assets:
  Goodwill (net of accumulated
   amortization of $8,025,000 in 2001
   and $7,318,000 in 2000)                      12,338,588        13,200,847
  Deferred charges and other intangible
   assets                                       10,986,117        13,104,142
  Net non-current assets of discontinued
   operations                                                      4,989,067
  Other assets                                   1,671,840         3,620,170
                                            ---------------   ---------------
    Total other assets                          24,996,545        34,914,226
                                            ---------------   ---------------
                                            $  284,517,921    $  311,848,709
                                            ===============   ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                          $   16,766,981    $   18,121,253
  Other accrued liabilities                     51,186,243        55,198,337
  Debt and capital lease obligations due
   within one year                             122,710,465         7,888,629
                                            ---------------   ---------------
     Total current liabilities                 190,663,689        81,208,219

Long-term debt and capital lease obligations   144,004,096       263,341,756

Other liabilities                               48,880,851        53,285,555

Shareholders' deficit:
  Common stock, $1 par value: authorized
   200,000,000; issued 51,709,122 in 2001
   and 50,659,282 in 2000                       51,709,122        50,659,282
Additional paid-in capital                     136,917,455       137,521,843
Other accumulated comprehensive loss            (1,599,239)
Accumulated deficit                           (286,058,053)     (274,167,946)
                                            ---------------   ---------------
    Total shareholders' deficit                (99,030,715)      (85,986,821)
                                            ---------------   ---------------
                                            $  284,517,921    $  311,848,709
                                            ===============   ===============

See notes to consolidated condensed financial statements


                       SHONEY'S, INC. AND SUBSIDIARIES
               Consolidated Condensed Statement of Operations
                                 (Unaudited)

                                               Twenty-eight Weeks Ended
                                                May 13,         May 14,
                                                 2001            2000
                                            --------------   -------------
Revenues
  Net sales                                 $ 350,556,361    $ 375,056,425
  Franchise fees                                6,642,838        7,857,351
  Other income                                  6,451,881        5,526,403
                                            --------------   --------------
                                              363,651,080      388,440,179
Costs and expenses
  Cost of sales                               322,069,297      338,482,855
  General and administrative expenses          30,498,065       31,112,572
  Interest expense                             18,510,818       20,433,307
                                            --------------   --------------
    Total costs and expenses                  371,078,180      390,028,734
                                            --------------   --------------

Loss from continuing operations before
 income taxes                                  (7,427,100)      (1,588,555)

Provision for income taxes                        322,000          217,000
                                            --------------   --------------

Net loss from continuing operations            (7,749,100)      (1,805,555)

Discontinued operations, net of
 income taxes                                    (212,007)       2,705,033

Estimated loss on sale of discontinued
 operations, net of income taxes               (3,929,000)

Gain on sale of discontinued operations,
 net of income taxes                                               575,091
                                            --------------   --------------

Net income (loss)                           $ (11,890,107)   $   1,474,569
                                            ==============   ==============

Earnings per common share
  Basic:
    Net loss from continuing operations            ($0.15)          ($0.04)
    Discontinued operations, net of
     income taxes                                   (0.00)            0.05
    Estimated loss on sale of discontinued
     operations, net of income taxes                (0.08)
    Gain on sale of discontinued operations,
     net of income taxes                                              0.01
                                            --------------   --------------
    Net income (loss)                              ($0.23)           $0.03
                                            ==============   ==============
  Diluted:
    Net loss from continuing operations            ($0.15)          ($0.04)
    Discontinued operations, net of
     income taxes                                   (0.00)            0.05
    Estimated loss on sale of discontinued
      operations, net of income taxes               (0.08)
    Gain on sale of discontinued operations,
     net of income taxes                                              0.01
                                            --------------   --------------
    Net income (loss)                              ($0.23)           $0.03
                                            ==============   ==============

Weighted average shares outstanding
    Basic                                      51,413,142       50,253,402

    Diluted                                    51,413,142       50,253,402

Common shares outstanding                      51,709,122       50,594,763

Dividends per share                                  NONE             NONE

See notes to consolidated condensed financial statements


                      SHONEY'S, INC. AND SUBSIDIARIES
               Consolidated Condensed Statement of Operations
                               (Unaudited)

                                                   Twelve Weeks Ended
                                                May 13,          May 14,
                                                 2001             2000
                                             -------------    -------------
Revenues
  Net sales                                  $ 160,268,340    $ 172,561,072
  Franchise fees                                 2,860,602        3,716,603
  Other income                                   2,749,630        1,610,462
                                             --------------   --------------
                                               165,878,572      177,888,137
Costs and expenses
  Cost of sales                                144,754,495      152,382,425
  General and administrative expenses           13,061,283       13,838,681
  Interest expense                               7,921,591        8,671,512
                                             --------------   --------------
    Total costs and expenses                   165,737,369      174,892,618
                                             --------------   --------------

Income from continuing operations before
 income taxes                                      141,203        2,995,519

Provision for income taxes                         250,000          140,000
                                             --------------   --------------

Net income (loss) from continuing operations      (108,797)       2,855,519

Discontinued operations, net of income taxes     1,239,887        2,018,696

Estimated loss on sale of discontinued
 operations, net of income taxes                (3,929,000)

Gain on sale of discontinued operations,
 net of income taxes                                                575,091
                                             --------------   --------------

Net income (loss)                            $  (2,797,910)   $   5,449,306
                                             ==============   ==============

Earnings per common share
  Basic:
    Net income (loss) from continuing
     operations                                      $0.00           $0.06
    Discontinued operations, net of
     income taxes                                     0.02            0.04
    Estimated loss on sale of discontinued
     operations, net of income taxes                 (0.08)
    Gain on sale of discontinued operations,
     net of income taxes                                              0.01
                                             --------------   -------------
    Net income (loss)                               ($0.05)          $0.11
                                             ==============   =============

  Diluted:
    Net loss from continuing operations              $0.00           $0.06
    Discontinued operations, net of
     income taxes                                     0.02            0.04
    Estimated loss on sale of discontinued
     operations, net of income taxes                 (0.08)
    Gain on sale of discontinued operations,
     net of income taxes                                              0.01
                                             --------------   -------------
    Net income (loss)                               ($0.05)          $0.11
                                             ==============   =============

Weighted average shares outstanding
    Basic                                       51,702,575      50,552,996

    Diluted                                     51,702,575      50,592,996

Common shares outstanding                       51,709,122      50,594,763

Dividends per share                                   NONE            NONE

See notes to consolidated condensed financial statements

                       SHONEY'S, INC. AND SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows
                               (Unaudited)

                                             For the Twenty-eight Weeks Ended
                                                 May 13,           May 14,
                                                  2001              2000
                                             --------------    --------------
Operating activities
  Net income (loss)                          $ (11,890,107)    $   1,474,569
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Income (loss) from discontinued
      operations, net of income taxes              212,007        (2,705,033)
     Estimated loss on sale of discontinued
      operations, net of income taxes            3,929,000
     Gain on sale of discontinued
      operations, net of income taxes                               (575,091)
     Depreciation and amortization              15,250,044        18,121,705
     Amortization of deferred charges and
      other non-cash charges                     3,997,634         7,687,204
     Gain on disposal of property
      and equipment                             (5,074,608)       (4,620,346)
     Changes in operating assets
      and liabilities                           (8,442,993)      (13,233,584)
                                             --------------    --------------
        Net cash provided (used) by
         continuing operating activities        (2,019,023)        6,149,424
        Net cash provided by discontinued
         operating activities                    4,272,245           559,922
                                             --------------    --------------

        Net cash provided by operating
         activities                              2,253,222         6,709,346

Investing activities
  Cash required for property and equipment      (8,061,207)      (10,367,897)
  Proceeds from disposal of property
    and equipment                               11,681,344        19,509,471
  Cash provided (used) by other assets           2,035,074          (152,584)
                                            ---------------    --------------
        Net cash provided by continuing
         investing activities                    5,655,211         8,988,990
        Net cash provided (used) by
         discontinued investing activities        (280,318)       11,226,546
                                            ---------------    --------------

        Net cash provided by investing
         activities                              5,374,893        20,215,536

Financing activities
  Payments on long-term debt and capital
   lease obligations                           (54,208,518)      (34,291,754)
  Proceeds from long-term debt                  51,700,028        18,500,000
  Net payments on short-term debt               (2,400,000)      (10,887,000)
  Payments on litigation settlements                              (3,726,680)
  Cash required for debt issue costs            (1,225,318)         (820,212)
                                            ---------------    --------------
        Net cash used by continuing
         financing activities                   (6,133,808)      (31,225,646)
        Net cash used by discontinued
         financing activities                   (3,499,756)           (2,845)
                                            ---------------    --------------
        Net cash used by financing
         activities                             (9,633,564)      (31,228,491)
                                            ---------------    --------------

Change in cash and cash equivalents         $   (2,005,449)    $  (4,303,609)
                                            ===============    ==============

See notes to consolidated condensed financial statements


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







                     SHONEY'S, INC. AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements
                              May 13, 2001
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the Consolidated Condensed Financial Statements to conform to the 2001 presentation. Operating results for the twelve and twenty-eight week periods ended May 13, 2001 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 28, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 29, 2000.

NOTE 2 - DISCONTINUED OPERATIONS

During the second quarter of 2000, the Company sold its Pargo's restaurants and made the decision to either close or sell its remaining Fifth Quarter restaurants. On May 25, 2001, the Company announced the execution of a definitive agreement to sell its wholly-owned subsidiary, Commissary Operations, Inc. ("COI"). As a result, the Company has presented the casual dining and COI lines of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. These discontinued lines of business had total revenue and net income (loss) as follows:

                           Quarter Ended           Twenty-eight Weeks Ended
($ in thousands)    May 13, 2001   May 14, 2000   May 13, 2001   May 14, 2000
                    ------------   ------------   ------------   ------------
Total revenue       $     29,523   $     35,194   $     58,280   $     76,279
Net income (loss)   $      1,240   $      2,019   $       (212)  $      2,705

On June 11, 2001, the Company sold its COI common shares for cash consideration of $9.0 million less expenses.

NOTE 3 - ACQUISITIONS

On September 9, 1996, the Company completed the acquisition of substantially all of the assets of TPI Enterprises, Inc. ("TPI") which, as the then largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants.

Twenty-eight of TPI's restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the first twenty-eight weeks of 2001, approximately $0.1 million in costs to exit restaurants acquired were charged to this liability. Minimal costs were charged to this liability in the second quarter. During the second quarter and first twenty-eight weeks of 2000, approximately $0.1 million and $0.4 million, respectively, in costs were charged to this liability. Approximately $4.3 million of anticipated exit costs related to the TPI acquisition remain accrued at May 13, 2001.


NOTE 4 -IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), at the beginning of the first quarter of 1997.

At May 13, 2001, the carrying value of the 33 properties to be disposed of was $14.9 million and is reflected on the Consolidated Condensed Balance Sheet as net property and equipment held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded on assets held for sale during the period in which such assets are being held for disposal.

If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins, the Company will incur additional asset impairment charges in the future.

NOTE 5 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. There were no exit costs recorded in the first twenty-eight weeks of 2001 or the first twenty-eight weeks of 2000. The Company charged approximately $0.5 million and $1.3 million against these exit cost reserves in the second quarter and first twenty-eight weeks of 2001, respectively. During the second quarter and first twenty-eight weeks of 2000, approximately $1.8 million and $3.3 million, respectively, were charged to this liability. Approximately $5.4 million of accrued exit costs remain at May 13, 2001.

During 2000, the Company closed 13 Company-owned restaurants and sold 12 Shoney's Restaurants to franchisees. During the first twenty-eight weeks of 2001, six Shoney's and three Captain D's restaurants were closed. Six Captain D's restaurants were sold to franchisees during the first quarter of 2001.

Management continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management believes is a reasonable time period. In the event management elects to close additional leased restaurants during 2001, the Company will incur additional restructuring charges.

Below are sales and EBIT as defined, which is defined by the Company as income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements, for the second quarter and first twenty-eight weeks of 2001 and 2000 for restaurants closed or sold prior to May 13, 2001.

($ in thousands)
                      Quarter Ended              Twenty-eight Weeks Ended
               May 13, 2001    May 14, 2000    May 13, 2001    May 14, 2000
               ------------    ------------    ------------    ------------

                     EBIT as         EBIT as         EBIT as         EBIT as
              Sales  defined  Sales  defined  Sales  defined  Sales  defined
              -----  -------  -----  -------  -----  -------  -----  -------
Stores closed
 or sold      $330   $(166)   $7,778  $(654)  $3,006  $(715) $20,455 $(1,947)
              ====   ======   ======  ======  ======  ====== ======= ========


NOTE 6 - EARNINGS PER SHARE

The table below presents the computation of basic and diluted income (loss) per share in accordance with Financial Accounting Standards No. 128:

                                    Quarter Ended    Twenty-eight Weeks Ended
($ in thousands except EPS)       May 13,   May 14,     May 13,      May 14,
                                   2001      2000        2001         2000
                                  -------   -------     -------      -------
Numerator:
Income (loss) from continuing
 operations- numerator for
 Basic EPS                        $  (109)  $ 2,856    $ (7,749)   $ (1,806)
Income (loss) from continuing
 operations after assumed
 conversion of debentures -
 numerator for Diluted EPS        $  (109)  $ 2,856    $ (7,749)   $ (1,806)

Denominator:
Weighted-average shares
 outstanding - denominator for
 Basic EPS                          51,703   50,553      51,413      50,253
Dilutive potential shares -
  denominator for Diluted EPS       51,703   50,593      51,413      50,253

Basic EPS income (loss) from
 continuing operations            $   0.00  $  0.06    $  (0.15)   $  (0.04)
Diluted EPS income (loss) from
 continuing operations            $   0.00  $  0.06    $  (0.15)   $  (0.04)

As of May 13, 2001, the Company had outstanding approximately 6,718,858 options to purchase shares at prices ranging from $0.44 to $25.51. The Company also has outstanding subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of May 13, 2001, the Company had reserved 537,908 and 266,581 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Dilutive EPS for the second quarter of 2000. Because the Company reported a net loss from continuing operations before extraordinary items for the second quarter of 2001 and the twenty-eight week periods of 2001 and 2000, the effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 7 - INCOME TAXES

The Company has recorded an income tax provision of $0.3 million for the twelve and twenty-eight week periods ended May 13, 2001. The Company recorded income tax provisions of $0.1 million and $0.2 million, respectively, for the twelve and twenty-eight week periods ended May 14, 2000. This effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization, which is not deductible for Federal income taxes, and a change in the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of May 13, 2001, the Company increased the valuation allowance for gross deferred tax assets. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting



Standards No. 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.


NOTE 8 -DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at May 13, 2001 and October 29, 2000 consisted of the following:

                                                     2001            2000
                                                     ----            ----

Shoney's - Mortgage Financing                   $  98,026,511   $  99,000,000
Shoney's - Line of Credit                          11,217,178       6,345,000
Captain D's - Term Notes                          115,000,000     115,000,000
Captain D's - Line of Credit                        4,100,000       7,500,000
Subordinated zero coupon convertible debentures,
 due April 2004                                    14,383,809      13,753,168
Subordinated convertible debentures,
 due July 2002                                      5,160,211       5,109,530
Industrial revenue bonds                            5,765,000      10,165,000
Notes payable to others                             3,512,967       3,763,744
                                                -------------   -------------
                                                  257,165,676     260,636,442
Obligations under capital leases                    9,548,885      10,593,943
                                                -------------   -------------
                                                  266,714,561     271,230,385
Less amounts due within one year                  122,710,465       7,888,629
                                                -------------   -------------
Amounts due after one year                      $ 144,004,096   $ 263,341,756
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

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization included transferring substantially all of the assets comprising the Company's Captain D's restaurant operations to a wholly-owned subsidiary, Captain D's, Inc. ("Captain D's"). The Reorganization allowed each of the Company's operating segments (Shoney's and Captain D's) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and working capital needs. The new senior lending agreements generally prohibit the movement of cash and other assets between the operating segments except for payments under certain tax sharing arrangements and payments for services.


Shoney's - Mortgage Financing

In connection with the Refinancing, on September 6, 2000 the Company entered into a $99.0 million, twenty-year mortgage financing (the "Shoney's Mortgage Financing") which is secured by the land, buildings and equipment of 142 Shoney's Restaurants. The carrying value of the collateral for the Shoney's Mortgage Financing was $85.7 million at May 13, 2001. Principal reductions of approximately $1.6 million are scheduled during 2001. A portion of this debt carries a fixed rate of interest and the remainder is at a floating rate, which is reset monthly, based on the London Interbank Offered Rate (LIBOR). As of May 13, 2001, the effective interest rates on this debt were as follows:


            Principal Amount     Fixed/Floating     Interest Rate
            ----------------     --------------     -------------
             $  67,081,627           Fixed              10.23%
             $   8,669,861           Fixed              10.35%
             $  22,275,023          Floating             9.15%


Shoney's - Line of Credit

On September 6, 2000, the Company entered into an amendment and restatement of the 1997 Credit Facility which provided Shoney's with a $40.0 million line of credit (the "Shoney's Line of Credit"). The Shoney's Line of Credit has a two-year term expiring on September 6, 2002 and is secured by all of the Shoney's Restaurant properties not serving as collateral for the Shoney's Mortgage Financing or other debt and certain surplus, office and miscellaneous properties owned and leased by the Company. The carrying value of the collateral for the Shoney's Line of Credit was $25.9 million at May 13, 2001. The Company has agreed to sell up to $10.0 million of certain properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of May 13, 2001, the Company had sold $5.0 million of the $10.0 million of collateral properties and had reduced availability accordingly. Available credit under the Shoney's Line of Credit is also reduced by letters of credit. At May 13, 2001, the Company had borrowings under the Shoney's Line of Credit of $11.2 million and had outstanding letters of credit of $19.7 million, resulting in available credit of $4.1 million. Also, pursuant to the terms of the Shoney's Line of Credit, the Company may sell certain other assets serving as collateral for the Shoney's Line of Credit, retain and use in the business the first $15.0 million of the sale proceeds, and, thereafter, use the sale proceeds to either repay drawings under the line, which will also permanently reduce availability, or cash collateralize the line. As of May 13, 2001, the Company had sold and retained in the business $9.1 million of asset sale proceeds since September 6, 2000. The Company pays a commitment fee of 0.50% for unused available credit under the facility. The interest rate for this facility is at floating rates (4.25% over LIBOR or 3.25% over the prime rate), and at May 13, 2001 the interest rate on the Shoney's Line of Credit was 9.79%.

Captain D's - Term Notes and Line of Credit

Captain D's, in connection with the Refinancing, entered into a credit facility on September 6, 2000 for up to $135.0 million consisting of term notes totaling $115.0 million and a $20.0 million line of credit (the "Captain D's Facility"). This facility, which terminates on December 31, 2001, is secured by all of the assets owned by Captain D's including owned land, buildings and equipment, certain leased restaurant properties, and a pledge of certain other assets of Captain D's. The carrying value of the collateral for the Captain D's Facility was $87.0 million at May 13, 2001. At May 13, 2001, there was $115.0 million outstanding under the term notes and $4.1 million outstanding under the line of credit. There are no scheduled payments under the term notes or the line of credit prior to the termination date of the Captain


D's Facility. Available credit under the line of credit is reduced by outstanding letters of credit. At May 13, 2001, Captain D's outstanding letters of credit totaled $4.0 million, resulting in available credit of $11.9 million. Captain D's pays a commitment fee of 0.50% for unused available credit under the line of credit. The interest rate on term notes totaling $85.0 million is at floating rates (4% over LIBOR or 3% over the prime rate) and, in respect of term notes totaling $30.0 million, the initial interest rate was at floating rates of 4% over LIBOR or 3% over the prime rate. On January 1, 2001, the interest rate for the $30.0 million term notes increased by 0.50% and is scheduled to increase by 0.50% on the last day of each calendar quarter thereafter. The interest rate for the line of credit ranges from 3% to 4% over LIBOR or 2% to 3% over the prime rate, based on certain defined financial ratios. At May 13, 2001, the effective interest rate for the term notes and the line of credit was 10.5% and 10.7%, respectively.

Interest Rate Hedge Programs

The 1997 Credit Facility, which was amended and restated to become the Shoney's Line of Credit, required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the original loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at October 31, 1999, which was comprised of two $40.0 million agreements, for which the interest rates were fixed at approximately 6.1% and 5.9%, respectively, plus the applicable margin, and an additional $20.0 million agreement which fixed the interest rate on the covered amount of debt at 5.6% plus the applicable margin. On May 11, 2000, the Company sold $50.0 million of swap agreements for a gain of $0.3 million. The interest rate swap agreements which were sold consisted of notional amounts of $10.0 million and $40.0 million with fixed interest rates of 6.1% and 5.9%, respectively, and were scheduled to terminate on January 8, 2001. The gain was deferred and amortized over the remaining term of the interest rate swap agreements. Of the remaining $50.0 million of interest rate swaps, $20.0 million of the interest rate swaps with a fixed interest rate of 5.6% terminated on October 8, 2000, and $30.0 million of the interest rate swaps with a fixed rate of 6.1% terminated on January 8, 2001. The Shoney's Line of Credit does not require a hedge program.

The Captain D's credit agreement required Captain D's to enter into an interest rate hedge program covering a notional amount of not less than 50% of the term notes outstanding ($57.5 million) within 45 days of the date of the loan closing. On October 16, 2000, Captain D's entered into an interest rate swap agreement covering $57.5 million of debt which fixed the interest rate at 6.7% plus the applicable margin for the term of the Captain D's credit agreement. Additionally, on December 29, 2000 and January 2, 2001, Captain D's entered into interest rate swap agreements covering $25.0 million and $32.5 million of debt, respectively, which fixed the interest rate at 5.9% and 5.8%, respectively, plus the applicable margin for the term of the Captain D's credit agreement. At May 13, 2001, the estimated cost to Captain D's to exit the interest rate swap agreements was approximately $1.6 million.

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



Loan Covenants

The Company's senior debt agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. These debt agreements
(1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

Based on current operating results and forecasted operating trends, it is probable that a covenant violation will occur in November 2001 under the Shoney's Mortgage Financing agreements. The Company has available to it remedies which may prevent probable covenant violations. Alternatively, management believes that loan covenant modifications, if required, could be obtained. Potential remedies available to the Company which may prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios, and 2) properties may be sold to franchisees or converted to rental properties if the royalty and rental income streams improve the fixed charge coverage. In addition, the Company has had discussions with its Shoney's Mortgage
Financing lender and, in addition to the potential remedies discussed above, has secured preliminary approval to close and sell certain restaurants within the Shoney's Mortgage Financing and use the proceeds to reduce the outstanding indebtedness under the Shoney's Mortgage Financing in an effort to enable the Company to comply with the covenants contained within the Shoney's Mortgage Financing agreements. No assurance can be given, however, that these potential remedies will prevent probable covenant violations. Based on current operating results, management believes that Captain D's will be in compliance with its financial covenants in the third quarter of 2001. However, if Captain D's performance declines from the expected level, Captain D's could violate certain financial covenants contained in the Captain D's Facility. Historically, the Company has been able to secure financial covenant modifications when needed. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to prevent covenant violations or obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. The Company was in compliance with its financial covenants at the end of the second quarter of 2001.

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

Other Debt Information

The Company's industrial revenue bonds are at fixed interest rates ranging from 9.0% to 10.0%.

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

NOTE 11 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of May 13, 2001, the Company operated and franchised a chain of 998 restaurants in 27 states, which consists of two restaurant divisions:
Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company's restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company also owned COI, a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. On June 11, 2001 the Company completed the sale of COI. The Company has entered into long term purchase agreements with COI for essentially all of its food products for both the Shoney's and Captain D's restaurant concepts. The Company believes that these contracts contain purchasing terms that are competitive in today's marketplace, but the Company will be dependent on COI for essentially all of its food products. The Company extends credit to franchisee customers for franchise fees on customary credit terms which generally do not require customers to provide collateral or other security to the Company. Except for the contracts with COI, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 12- LEASEHOLD INTERESTS ASSIGNED OR SUBLET TO OTHERS

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 43 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of May 13, 2001 to be approximately $13.5 million.

Property Sublet to Others - The Company subleases approximately 56 properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of May 13, 2001 to be approximately $6.8 million.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 effective the first day of fiscal 2001.

NOTE 14 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in two industry segments which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. Effective with the first quarter of 2001, the Company began allocating its general corporate overhead expenses to its operating segments. All prior periods have been restated. In addition, certain asset gains or losses may be recognized in segment EBIT as defined where previously all gains or losses had been reported in "other" revenue. The Company's other income and expenses consist primarily of gains from the sale of property and equipment, rental and interest and miscellaneous income and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. Additionally, other income and expense for the periods presented includes an estimate of the general corporate overhead allocated to COI that in the opinion of management will not be eliminated when COI is sold. EBIT, when that term is used in this Quarterly


Report on Form 10-Q, means income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as the Company's.


Revenue
                                 Quarter Ended       Twenty-eight Weeks Ended
($ in thousands)              May 13,     May 14,       May 13,     May 14,
                               2001        2000          2001        2000
                             ---------   ---------     ---------   ---------
Shoney's Restaurants         $  84,605   $  92,333     $ 184,722   $ 201,463
Franchise fees                   1,488       2,381         3,482       4,943
Other income                     1,652         633         3,985       1,176
                             ---------   ---------     ---------   ---------
  Total Shoney's                87,745      95,347       192,189     207,582

Captain D's Restaurants         74,684      79,249       163,983     171,662
Franchise fees                   1,373       1,335         3,161       2,914
Other income                       904          54         1,954         141
                             ---------   ---------     ---------   ---------
  Total Captain D's             76,961      80,638       169,098     174,717

Other                            1,173       1,903         2,364       6,141
                             ---------   ---------     ---------   ---------
Total consolidated revenue   $ 165,879   $ 177,888     $ 363,651   $ 388,440
                             =========   =========     =========   =========



EBIT as Defined
                                 Quarter Ended       Twenty-eight Weeks Ended
($ in thousands)              May 13,     May 14,       May 13,     May 14,
                               2001        2000          2001        2000
                             ---------   ---------     ---------   ---------
Shoney's operations          $   (702)   $   1,848     $ (6,366)   $  (1,047)
Shoney's gains on
 asset sales                      855            -        2,335            -
                             ---------   ---------     ---------   ----------
  Total Shoney's                  153        1,848       (4,031)      (1,047)
                             ---------   ---------     ---------   ----------

Captain D's operations          6,728        8,757       12,400       15,515
Captain D's gains on
 asset sales                      699            -        1,638            -
                             ---------   ---------     ---------   ----------
  Total Captain D's             7,427        8,757       14,038       15,515
                             ---------   ---------     ---------   ----------

Other income (loss)               (76)         171          (11)         (83)
Other gains on asset sales        559          892        1,088        4,459
                             ---------   ---------     ---------   ----------
Total other income                483        1,063        1,077        4,376
                             ---------   ---------     ---------   ----------
Total EBIT as defined for
 reportable segments            8,063       11,668       11,084       18,844
Other Charges:
  Interest expense              7,922        8,672       18,511       20,433
                             ---------   ---------     ---------   ----------
Consolidated income (loss)
 from continuing operations
 before income taxes         $    141    $   2,996     $ (7,427)   $  (1,589)
                             =========   =========     =========   ==========



Depreciation and Amortization
                                 Quarter Ended       Twenty-eight Weeks Ended
($ in thousands)              May 13,     May 14,       May 13,     May 14,
                               2001        2000          2001        2000
                             ---------   ---------     ---------   ---------
Shoney's                     $   3,247   $   4,302     $   7,896   $  10,176
Captain D's                      2,787       2,757         6,511       6,369
Other                              354         670           843       1,577
                             ---------   ---------     ---------   ---------
Total consolidated
 depreciation and
 amortization                $   6,388   $   7,729     $  15,250   $  18,122
                             =========   =========     =========   =========


NOTE 15 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and accordingly, the Company adopted SFAS 133 effective October 30, 2000.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.


On October 30, 2000, the date of the Company's adoption of SFAS 133, the cumulative effect of adoption was a credit to other comprehensive income of $0.1 million. At May 13, 2001, the fair value of the Company's derivatives was $1.6 million, resulting in a charge to other comprehensive income of $1.7 million.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The second quarter and first two quarters of fiscal 2001 and 2000 covered periods of twelve and twenty-eight weeks, respectively. All references are to fiscal years unless otherwise noted.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the second quarter of 2001 and 2000 and the first twenty-eight weeks of 2001 and 2000 is as follows:


                         Quarter Ended             Twenty-eight Weeks Ended
($ in millions)  May 13, 2001    May 14, 2000    May 13, 2001    May 14, 2000
                 ------------    ------------    ------------    ------------
Net sales          $  160.3        $  172.6        $  350.6        $  375.0
Franchise fees          2.9             3.7             6.6             7.9
Other income            2.7             1.6             6.5             5.5
                 ------------    ------------    ------------    ------------
                   $  165.9        $  177.9        $  363.7        $  388.4
                 ============    ============    ============    ============


Changes in the number of restaurants for the first twenty-eight weeks of 2001 and the first twenty-eight weeks of 2000 are as follows:


                   May 31,    Restaurants    Restaurants    October 29,
                    2001        Opened         Closed          2000
                   ----------------------------------------------------
Shoney's
  Company-owned      239           -              6             245
  Franchised         197           -             17             214
                   ----------------------------------------------------
                     436           -             23             459
                   ====================================================
Captain D's
  Company-owned      351           -              9(1)          360
  Franchised         211           7(1)           -             204
                   ----------------------------------------------------
                     562           7              9             564
                   ====================================================


                   May 14,    Restaurants    Restaurants    October 31,
                    2000        Opened         Closed          1999
                   ----------------------------------------------------
Shoney's
  Company-owned      254           -             13(2)          267
  Franchised         263          12(2)           7             258
                   ----------------------------------------------------
                     517          12             20             525
                   ====================================================
Captain D's
  Company-owned      363           1              -             362
  Franchised         204           -              1             205
                   ----------------------------------------------------
                     567           1              1             567
                   ====================================================

(1) Includes six restaurants sold to franchisees
(2) Includes twelve restaurants sold to franchisees



Revenues for the second quarter of 2001 declined $12.0 million, or 6.8%, to $165.9 million, as compared to revenues of $177.9 million in the second quarter of 2000. Revenues for the first twenty-eight weeks of 2001 declined $24.8 million, or 6.4%, to $363.7 million, as compared to revenues of $388.4 million in the first twenty-eight weeks of 2000.

The components of the change in consolidated revenues are summarized as follows:

                           Quarter Ended    Twenty-eight Weeks Ended
($ in millions)             May 13, 2001         May 13, 2001
                            ------------         ------------
Restaurant revenue            $ (12.3)             $ (24.3)
Other sales                         -                 (0.2)
Franchise revenue                (0.8)                (1.2)
  Other income                    1.1                  0.9
                            ------------         ------------
                              $ (12.0)             $ (24.8)
                            ============         ============


The decline in restaurant revenue during the second quarter and first twenty-eight weeks of 2001, when compared to the second quarter and first twenty-eight weeks of 2000, was principally due to a net decline in the number of restaurants in operation, the decline in overall comparable store sales and the effect of unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000. During 2000, the Company closed 13 Company-owned restaurants, sold 12 Shoney's Restaurants to franchisees and opened one Captain D's restaurant. During the first twenty-eight weeks of 2001, six Shoney's and three Captain D's restaurants were closed and six Captain D's were sold to franchisees. The table below presents comparable store sales for Company-owned restaurants for the second quarter and first twenty-eight weeks of 2001:

                           Quarter Ended    Twenty-eight Weeks Ended
                            May 13, 2001         May 13, 2001
                            ------------         ------------
Shoney's Restaurants           (3.3)%               (2.2)%
Captain D's                    (3.9)%               (2.9)%
Combined                       (3.6)%               (2.5)%


Franchise revenues decreased $0.8 million and $1.2 million during the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the same period last year. The decrease in franchise revenue was primarily the result of a net decline of 61 Shoney's franchise restaurants since the beginning of fiscal 2000.

Other income increased $1.1 million and $0.9 million during the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the same period in 2000. The increase in other income during the second quarter and first twenty-eight weeks of 2001 was primarily the result of higher gains from asset sales when compared to the prior year and higher rental income. The principal components of other income for the second quarter of 2001 were net gains on asset sales ($2.1 million), interest and other income ($0.1 million) and rental income ($0.5 million). For the first twenty-eight weeks of 2001, the principal components of other income were net gains on asset sales ($5.1 million), interest and other income ($0.3 million) and rental income ($1.1 million).




CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues is shown below:

                         Quarter Ended           Twenty-eight Weeks Ended
                       May 13,    May 14,           May 13,    May 14,
                        2001       2000              2001       2000
                       -------    -------           -------    -------
Food and supplies       34.4%      34.8%             34.3%      34.7%
Restaurant labor        31.1%      29.7%             31.7%      30.5%
Operating expenses      21.8%      21.2%             22.6%      21.9%
                       -------    -------           -------    -------
 Total cost of sales    87.3%      85.7%             88.6%      87.1%
                       =======    =======           =======    =======


Food and supply costs, as a percentage of revenues, decreased 0.4% in both the second quarter and first twenty-eight weeks of 2001 when compared to the prior year. The decrease in food and supply costs in the second quarter and the first twenty-eight weeks of 2001, as a percentage of revenues, was primarily the result of lower food and supply costs as a percentage of sales in Captain D's. The decline in food costs in Captain D's was primarily the result of higher menu prices.

Consolidated restaurant labor increased 1.4% and 1.2% as a percentage of revenues in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the prior year, primarily the result of higher labor costs as a percentage of sales at the restaurant level. Wage rates increased during the second quarter of 2001 because of low unemployment conditions in many markets and a very competitive restaurant labor market. Restaurant labor increased, as a percentage of sales, in both Shoney's and Captain D's in the second quarter and first twenty-eight weeks of 2001 when compared to the prior year period. Restaurant labor, as a percentage of sales, was also affected by the overall decline in comparable store sales.

Consolidated operating expenses increased 0.6% and 0.7% as a percentage of total revenues in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the prior year. The increase in consolidated operating expenses, as a percentage of sales, was primarily caused by higher utilities, repairs and maintenance expense and the effect of the overall decline in comparable store revenue.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenue is shown below:

                                  Quarter Ended     Twenty-eight Weeks Ended
                                May 13,   May 14,       May 13,    May 14,
                                 2001      2000          2001       2000
                                -------   -------       -------    -------
Consolidated general and
 administrative expenses          7.9%      7.8%          8.4%       8.0%
Consolidated interest expense     4.8%      4.9%          5.1%       5.3%


Consolidated general and administrative expenses increased 0.1% and 0.4%, as a percentage of revenue, in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the same period in 2000. The increase in general and administrative expenses, as a percentage of sales, was primarily due to the effect of the overall decline in comparable store revenue.



Consolidated interest expense declined $0.8 million and $1.9 million in the second quarter and first twenty-eight weeks of 2001, respectively, compared to the same period of 2000. The reduction in interest expense is primarily due to lower debt outstanding when compared to the prior year periods, largely offset by the effect of higher interest rates on the debt incurred in the Refinancing.

The Company recorded an income tax provision of $0.3 million and $0.1 million in the second quarter of 2001 and second quarter of 2000, respectively, and recorded an income tax provision of $0.3 million and $0.2 million in the first twenty-eight weeks of 2001 and 2000, respectively. These effective tax rates differ from the federal statutory rate primarily due to goodwill amortization which is not deductible for federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of May 13, 2001, the Company increased the valuation allowance for gross deferred tax assets. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

OPERATING SEGMENTS

Shoney's Restaurants
($ in thousands except comparable   Quarter Ended    Twenty-eight Weeks Ended
 store sales and operating data)  May 13,    May 14,    May 13,    May 14,
                                   2001       2000       2001       2000
                                  ------------------   --------------------
Restaurant revenue                $84,605    $92,333   $184,722   $201,463
Franchise revenue                   1,488      2,381      3,482      4,943
Other income                        1,652        633      3,985      1,176
                                  ------------------   --------------------
  Total Shoney's revenue           87,745     95,347    192,189    207,582
Expenses                           87,592     93,499    196,220    208,629
                                  ------------------   --------------------
EBIT as defined (a)               $   153    $ 1,848   $ (4,031)  $ (1,047)
                                  ==================   ====================

Comparable store sales increase
 (decrease) (b)                     (3.3)%      1.4%       (2.2)%     (1.5)%
Operating restaurants at end of
 quarter:
  Company-owned                      239        254
  Franchised                         197        263
                                   -----------------
    Total                            436        517
                                   =================

(a) EBIT, when that term is used in this Quarterly Report on Form 10-Q, means income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes, asset impairment charges, litigation settlements and restructuring charges, or EBIT as defined.

(b) Prior year amounts have not been restated for comparable restaurants.



Shoney's concept total revenue declined $7.6 million, or 8.0%, and $15.4 million, or 7.4%, in the second quarter of 2001 and first twenty-eight weeks of 2001, respectively, when compared to the prior year. The components of the change in Shoney's concept revenue are summarized as follows:

                                    Quarter Ended    Twenty-eight Weeks Ended
($ in millions)                      May 13, 2001          May 13, 2001
                                     ------------          ------------
Sales from operating restaurants       $  (2.5)              $  (3.2)
Closed restaurants                        (5.2)                (13.5)
                                     ------------          ------------
  Total change in restaurant sales        (7.7)                (16.7)
Franchise revenue                         (0.9)                 (1.5)
Other income                               1.0                   2.8
                                     ------------          ------------
Total                                  $  (7.6)              $ (15.4)
                                     ============          ============

Revenues were significantly reduced by the closing of ten under-performing Company-owned restaurants in 2000 and six additional restaurants in 2001. In addition, twelve Company-owned restaurants were sold to franchisees in fiscal 2000. Sales were also affected by unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000 and the decline in overall comparable store sales. Sales and EBIT as defined for Shoney's Restaurants closed or sold are as follows:


($ in thousands)      Quarter Ended              Twenty-eight Weeks Ended
               May 13, 2001    May 14, 2000    May 13, 2001    May 14, 2000
              --------------  --------------  --------------  --------------
                     EBIT as         EBIT as         EBIT as         EBIT as
              Sales  defined  Sales  defined  Sales  defined  Sales  defined
              -----  -------  -----  -------  -----  -------  -----  -------
Stores closed
 or sold      $287   $(142)   $5,449 $(827)   $2,036 $(642)  $15,511 $(2,125)
              =====  =======  ====== =======  ====== ======= ======= ========

Shoney's Restaurants comparable store sales declined 3.3% in the second quarter and 2.2% for the first twenty-eight weeks of 2001. Franchise revenue decreased $0.9 million in the second quarter and $1.5 million for the first twenty-eight weeks of 2001 when compared to the prior year. The decrease in franchise revenue is primarily the result of a net decline of 61 franchise restaurants since the beginning of the first quarter of 2000. Other income increased $1.0 million in the second quarter and increased $2.8 million for the first twenty-eight weeks, primarily due to gains on asset sales of $0.8 million and $2.3 million in the second quarter and first twenty-eight weeks of 2001, respectively, compared to no gains in the second quarter and first twenty-eight weeks of 2000 and higher rental income in each period when compared to the prior year.

Expenses declined $5.9 million, or 6.3%, and $12.4 million, or 5.9%, in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the same period in 2000. Expenses as a percentage of revenue were 99.8% in the second quarter of 2001 compared to 98.1% in the second quarter of 2000. The increase in expenses in the second quarter of 2001, as a percentage of revenues, was the result of increases in food and supply costs, restaurant labor and operating expenses. For the twenty-eight week periods, expenses as a percentage of sales were 102.1% in 2001 compared to 100.5% in 2000. The increase in expenses for the first twenty-eight weeks of 2001 when compared to the prior year, as a percentage of sales, was the result of higher food and supply costs, higher labor costs and higher operating expenses.

As a result of the above, EBIT as defined decreased $1.7 million and $3.0 million in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the comparable prior year period.

Subsequent to May 13, 2001, the Shoney's concept initiated a plan designed specifically to improve the concept's operating cash flows. The operating plan includes further reduction in corporate office staff, increasing the span of control for restaurant supervision, adjusting labor schedules to reduce hourly labor, lower advertising expenditures and the closure of certain under-performing restaurants. Certain of the initiatives above will result in severance costs that will reduce the initial benefit of the initiatives. Management, however, believes that these initiatives will improve cash flows for the concept in the future.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from that improvement. As a result of these evaluations, the Company could close additional restaurants in the future. In the event management elects to close leased restaurants during 2001, the Company will incur restructuring charges. The Company also may sell additional operating restaurants to franchisees.


Captain D's Restaurants
($ in thousands except comparable   Quarter Ended    Twenty-eight Weeks Ended
 store sales and operating data)  May 13,   May 14,     May 13,     May 14,
                                   2001      2000        2001        2000
                                  -----------------     -------------------
Restaurant revenue                $74,684   $79,249     $163,983    $171,662
Franchise revenue                   1,373     1,335        3,161       2,914
Other income                          904        54        1,954         141
                                  -----------------     ---------------------
  Total Captain D's revenue        76,961    80,638      169,098     174,717
Expenses                           69,534    71,881      155,060     159,202
                                  -----------------     ---------------------
EBIT as defined (a)               $ 7,427   $ 8,757     $ 14,038    $ 15,515
                                  =================     =====================

Comparable store sales increase
 (decrease) (b)                    (3.9)%      3.0%       (2.9)%        1.3%
Operating restaurants at end
 of quarter:
  Company-owned                      351       363
  Franchised                         211       204
                                  ----------------
    Total                            562       567
                                  ================

(a) See Note (a) "Operating Segments - Shoney's Restaurants" on page 22 hereof.

(b) Prior year amounts have not been restated for comparable restaurants.



Captain D's total revenue decreased $3.7 million, or 4.6%, and $5.6 million, or 3.2%, in the second quarter and first twenty-eight weeks of 2001, respectively, when compared with the comparable prior year period. The components of the change in Captain D's concept revenue are summarized as follows:


                                    Quarter Ended    Twenty-eight Weeks Ended
($ in millions)                     May 13, 2001           May 13, 2001
                                    ------------           ------------
Sales from operating restaurants      $  (2.3)               $  (3.7)
Closed or sold restaurants               (2.3)                  (4.0)
                                    ------------           ------------
  Total change in restaurant sales       (4.6)                  (7.7)
Franchise revenues                          -                    0.3
Other income                              0.9                    1.8
                                    ------------           ------------
Total                                 $  (3.7)               $  (5.6)
                                    ============           ============


Revenues were reduced by closing three under-performing Company-owned restaurants in 2000 and three under-performing restaurants in 2001. Restaurant revenues were also reduced by the sale of six Company-owned restaurants to a franchisee in the first quarter of 2001, unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000 and a decline in comparable store sales of 3.9% and 2.9% for the second quarter and first twenty-eight weeks of 2001, respectively. Management attributes part of the decline in comparable store sales to price increases taken during fiscal 2000. As a result of the continued decline in customer traffic, Captain D's plans to promote certain everyday value meals and other promotional items in an effort to reverse the comparable store sales trends. Sales and EBIT as defined for Captain D's restaurants closed or sold are as follows:


($ in thousands)      Quarter Ended              Twenty-eight Weeks Ended
               May 13, 2001    May 14, 2000    May 13, 2001    May 14, 2000
               ------------    ------------    ------------    ------------

                     EBIT as         EBIT as         EBIT as         EBIT as
              Sales  defined  Sales  defined  Sales  defined  Sales  defined
              -----  -------  -----  -------  -----  -------  -----  -------
Stores closed
 or sold       $43    $(24)   $2,329  $173    $970    $(73)   $4,944   $178


Franchise revenue was basically unchanged and increased $0.3 million in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the same period in 2000. The increase was primarily the result of initial fees from the six Company-owned restaurants sold to franchisees during the first quarter of 2001. Other income increased $0.9 million in the second quarter and $1.8 million in the first twenty-eight weeks of 2001, respectively, when compared to the prior year quarter, primarily due to $0.7 million of gains on asset sales in the second quarter of 2001 compared to no gains in the second quarter of 2000 and $1.7 million of gains on asset sales in the first twenty-eight weeks of 2001 compared to no gains in the second quarter and first twenty-eight weeks of 2000.

Expenses decreased $2.3 million, or 3.3%, and $4.1 million, or 2.6%, in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the same period in 2000. Expenses as a percentage of sales were 90.3% in the second quarter of 2001 compared to 89.1% in the second quarter of 2000. As a percentage of sales, decreases in food and supply costs in the second quarter were more than offset by increases in restaurant labor, operating expenses and administrative costs. For the twenty-eight week periods, expenses as a percentage of sales were 91.7% in 2001 compared to 91.1% in 2000. For the first twenty-


eight weeks, as a percentage of sales, lower food and supply costs were offset by higher labor costs, higher operating expenses and higher administrative costs.

As a result of the above, EBIT as defined decreased $1.3 million and $1.5 million in the second quarter and first twenty-eight weeks of 2001, respectively, when compared to the comparable prior year period.

Liquidity and Capital Resources

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due, as the Company's credit facilities include lines of credit that have historically been available to cover short term working capital requirements. However, in 2001, current liabilities include $122.7 million of current maturities of long-term debt. This current portion of long-term debt includes $119.1 million of Captain D's term notes and revolver that mature on December 31, 2001 (see Risk Factors). Cash used by continuing operating activities declined by $8.2 million in the first twenty-eight weeks of 2001 compared to the first twenty-eight weeks of 2000. The decline in cash provided by continuing operating activities in 2001, when compared to 2000, was primarily the result of the decline in operating income from restaurant operations, lower depreciation and amortization and the decline in amortization of deferred charges and other non-cash charges. The decline in amortization of deferred charges and other non-cash charges is primarily due to lower, non-cash interest costs in 2001 on the Company's subordinated zero coupon convertible debentures. Cash used by continuing operating activities was positively affected by $8.4 million use of cash by operating assets and liabilities during the first twenty-eight weeks of 2001 compared to a use of $13.2 million in the first twenty-eight weeks of 2000. The use of cash by operating assets and liabilities in the first twenty-eight weeks of 2001 was primarily the result of cash required for a reduction of accrued expenses and other long-term liabilities. The use of cash by operating assets and liabilities in the first twenty-eight weeks of 2000 was primarily the result of cash required for a reduction in accounts payable, accrued expenses and other long-term liabilities. Cash provided by discontinued operating activities improved by $3.7 million in 2001 when compared to 2000. The increase in cash provided by discontinued operating activities was primarily the result of reduced inventory levels and an increase in accounts payable.

Cash provided by continuing investing activities in the first twenty-eight weeks of 2001 was $5.7 million. During 2001, the Company received $11.7 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions was $8.1 million. Cash provided by other assets of $2.0 million was primarily the result of the redemption of certain insurance policies for their cash surrender values. Cash provided by continuing investing activities in the first twenty-eight weeks of 2000 was $9.0 million. During the first twenty-eight weeks of 2000, the Company received $19.5 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions in the first twenty-eight weeks of 2000 was $10.4 million and cash used for other assets was $0.1 million.

Cash used by discontinued investing activities was $0.3 million in 2001 compared to cash provided by discontinued investing activities of $11.2 million in 2000. Cash provided by discontinued investing activities in 2000 of $11.2 million was primarily the result of the sale of the casual dining concept during the second quarter of 2000.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 2000, the Company has closed or sold 40 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties, rental properties and leasehold interests, have been sold or are being actively marketed.

Cash used by continuing financing activities was $6.1 million in the first twenty-eight weeks of 2001 compared to a use of cash of $31.2 million in the first twenty-eight weeks of 2000. On June 28, 2000, the Company announced its intention to commence the Tender Offer to purchase all of its outstanding subordinated Debentures and LYONs for an aggregate price of approximately $80 million. The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to effect the Refinancing. In order to accommodate the timing of the Refinancing, the Tender Offer was extended until September 6, 2000, at which time the Refinancing was completed and the Tender Offer was consummated. Upon completion of the Tender Offer the Company repurchased approximately 90% of each of the Debentures and the LYONS. Consummation of the Tender Offer and the Refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the fourth quarter of 2000, net of expenses and income taxes.

Proceeds from long-term debt in 2001 included $47.7 million of long-term borrowings under the Shoney's Line of Credit and $4.0 million of borrowings under the Captain D's revolver. Payments on long-term debt included $42.8 million of payments under the Shoney's Line of Credit, $6.4 million of payments on Industrial Revenue Bonds and other debt and $5.0 million of payments under the Captain D's revolver. Financing activities for 2001 also included $1.2 million of payments for debt issue costs. Cash used by discontinued financing activities was $3.5 million in 2001.

In order to complete the Refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). In the Reorganization, all of the assets comprising the Company's Captain D's restaurant operations were transferred to Captain D's, Inc., a wholly-owned subsidiary of the Company. The Reorganization of the Company's operations allowed each of the Company's operating segments (Shoney's and Captain D's) to be separately financed. As a result of the Reorganization and the Refinancing, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and working capital needs. The new senior lending agreements generally prohibit the movement of cash and other assets between the operating segments, except for payments under certain tax sharing arrangements and payments for services.

The Company's senior loan agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. The debt agreements
(1) require satisfaction of certain financial ratios and tests (some of which become more restrictive each year); (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

The Company's senior debt structure requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity is provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit"). The Company has agreed to sell during fiscal 2001 up to $10.0 million of properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of May 13, 2001, the Company had sold $5.0 million of the $10.0 million of collateral properties resulting in $35.0 million of aggregate availability under the Shoney's Line of Credit. Availability under the Shoney's Line of Credit is further reduced by outstanding letters of credit of approximately $19.7 million, resulting in approximately $15.3 million of availability of which $11.2 million was drawn at May 13, 2001. Subsequent to the Refinancing, liquidity for the Shoney's segment was enhanced by proceeds of up to $15.0 million from certain asset sales that the Company was allowed to retain for its working capital needs. The terms of Shoney's Line of Credit allowed the Company to use the cash proceeds from the sale of COI towards the $15.0 million retention for working capital and required the Company, at its option, to apply the excess ($2.8 million) to either repay debt and permanently reduce the Shoney's Line of Credit or cash collateralize the line. As of June 15, 2001, subsequent to the retention of the COI proceeds and the funding of the cash collateral account, the Company had sold $5.6 million of the $10.0 million of collateral properties resulting in $12.0 million of aggregate availability (after letters of credit) under the Shoney's Line of Credit of which $1.6 million was drawn. Following the Company's retention of $15.0 million from asset sales, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit and use the cash proceeds to either repay drawings under the line (which will also permanently reduce availability) or cash collateralize the line. Also, following retention of $15.0 million from asset sales, the Company's only current sources of liquidity for the Shoney's concept will be from the availability under the Shoney's Line of Credit, operating cash flows, payments under the tax sharing agreement with Captain D's and payments for administrative services from Captain D's. If the Shoney's segment's operating trends vary from those forecasted, or if anticipated timing and levels of asset sales are not met by the Company, the liquidity, financial condition and results of operations will be materially adversely affected.

Liquidity for the Captain D's segment is provided by a $20.0 million line of credit (the "Captain D's Line of Credit"). Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $4.0 million resulting in availability of approximately $16.0 million, of which $4.1 million was drawn at May 13, 2001.

Financing activities in the first twenty-eight weeks of 2000 included $34.3 million of payments on long-term debt and capital lease obligations, long-term borrowings under the Company's line of credit of $18.5 million, net payments on short-term debt of $10.9 million and cash required for debt issue costs and litigation settlements of $4.5 million.

Risk Factors

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past eight years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic. However, performance improvement efforts for the Shoney's Restaurants during the past four years have not resulted in improvements in sales and margins, and there can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Shoney's Restaurants operating margins until it can consistently increase its comparable restaurant sales.

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

Based on current operating results and forecasted operating trends, it is probable that a covenant violation will occur in November 2001 under the Shoney's Mortgage Financing debt agreements. The Company has available to it remedies which may prevent probable covenant violations. Alternatively, management believes that loan covenant modifications, if required, could be obtained. Potential remedies available to the Company which may prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios, and 2) properties may be sold to franchisees or converted to rental properties if the franchise and rental income streams improve the fixed charge coverage. In addition, the Company has had discussions with its Shoney's Mortgage
Financing lender and has secured preliminary approval to close and sell certain restaurants in the Shoney's Mortgage Financing and use the proceeds to reduce the outstanding indebtedness under the Shoney's Mortgage Financing in an effort to enable the Company to comply with the covenants contained in the Shoney's Mortgage Financing agreements. No assurance can be given, however, that these potential remedies will prevent probable covenant violations. Based on current operating results, management believes that Captain D's will be in compliance with its financial covenants in the third quarter of 2001. However, if Captain D's performance declines from the expected level, Captain D's could violate certain financial covenants contained in the Captain D's Facility. Historically, the Company has been able to secure financial covenant modifications when needed. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to prevent covenant violations or obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. The Company was in compliance with its financial covenants at the end of the second quarter of 2001.

The Company continues to focus on improving its comparable store sales, controlling food and labor costs, reducing general and administrative expenses, selling closed restaurant properties, and increasing operating cash flows. Despite its efforts to improve operating results, especially in the Shoney's Restaurant concept, the Company's operating cash flows have continued to decline. Unless the Company's efforts to increase comparable store sales in its Shoney's concept and to stop the decline in Shoney's operating margins are successful, the Company could experience negative operating cash flows from the Shoney's concept in the near future.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on January 29, 2001 (as amended by Form 10-K/A, filed with the Commission on February 26, 2001), is incorporated herein by this reference.

PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


      As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended February 18, 2001, the Company's 2001 Annual Meeting of Shareholders (the "2001 Annual Meeting") has been delayed to a date more than 30 calendar days beyond the corresponding date of the 2000 Annual Meeting of Shareholders. Therefore, rules of the Securities and Exchange Commission (the "SEC") require extension of the deadlines for submission of shareholder proposals set forth under the heading "Shareholder Proposals for 2001 Annual Meeting" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (which was filed with the Commission on Schedule 14A on February 24, 2000). Accordingly, the Company extended such deadlines to April 15, 2001.

      Because the Company has not yet determined the date for the 2001 Annual Meeting, the Company again is extending such deadlines beyond April 15, 2001. Once the Company determines the date of the 2001 Annual Meeting, notice of the new deadlines promptly will be set forth in a Current Report on Form 8-K. Any eligible shareholder wishing to submit for consideration a proposal for inclusion in the Company's proxy materials relating to the 2001 Annual Meeting must submit such proposal for receipt by the Company's Secretary no later than such deadline, as well as comply with relevant regulations of the SEC. In addition, if the Company is not notified of a shareholder proposal by such deadline, then the proxies held by the Company's management may provide the discretion to vote against such shareholder proposal, even though the proposal is not discussed in the proxy materials sent in connection with the 2001 Annual Meeting. Shareholder proposals should be mailed to F. E. McDaniel, Jr., Secretary, Treasurer and General Counsel, Shoney's, Inc., 1727 Elm Hill Pike, Nashville, Tennessee 37210.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. See Exhibit Index immediately following the signatures hereto.


      (b)   Reports on Form 8-K. None




                              SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


                                            SHONEY'S, INC.



Date:   June 27, 2001                       By: /s/ V. Michael Payne
                                                -------------------------
                                                V. Michael Payne
                                                Chief Financial Officer,
                                                Principal Financial and Chief
                                                Accounting Officer





                             EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3                 Restated Bylaws of Shoney's, Inc.














