Form 10-Q
period 2001-08-05
SHONEYS INC
filed 2001-09-14
CIK 89902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           -------------------

                                FORM 10-Q

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 5, 2001
OR
  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
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
                                                    ---    ---
     As of September 13, 2001, there were 51,709,122 shares of Shoney's, Inc. $1 par value common stock outstanding.




PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       SHONEY'S, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                 August 5,      October 29,
                                                   2001            2000
                                              --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    9,510,129  $    7,974,050
  Notes and accounts receivable, less
   allowance for doubtful accounts of
   $736,000 in 2001 and $691,000 in 2000           6,049,609       6,052,524
Inventories                                        4,436,156       4,624,050
Prepaid expenses and other current assets          4,082,208       3,691,051
Net current assets of discontinued operations                      9,721,688
Net property and equipment held for sale          20,553,408      19,932,444
                                              --------------- ---------------
    Total current assets                          44,631,510      51,995,807

Property and equipment, at lower of
 cost or market                                  489,339,246     525,898,139
Less accumulated depreciation and
 amortization                                   (293,205,308)   (300,959,463)
                                              --------------- ---------------
    Net property and equipment                   196,133,938     224,938,676

Other assets:
  Goodwill (net of accumulated
   amortization of $8,395,000 in 2001
   and $7,318,000 in 2000)                         9,659,977      13,200,847
  Deferred charges and other
   intangible assets                               9,796,057      13,104,142
  Net non-current assets of discontinued
   operations                                                      4,989,067
  Restricted cash                                  2,956,836
  Other assets                                     1,729,398       3,620,170
                                              --------------- ---------------
    Total other assets                            24,142,268      34,914,226
                                              --------------- ---------------
                                              $  264,907,716  $  311,848,709
                                              =============== ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                            $   13,685,248  $   18,121,253
  Other accrued liabilities                       48,391,945      55,198,337
  Debt and capital lease obligations
   due within one year                           129,161,786       7,888,629
                                              --------------- ---------------
     Total current liabilities                   191,238,979      81,208,219

  Long-term debt and capital lease
   obligations                                   126,899,626     263,341,756

Other liabilities                                 47,031,508      53,285,555

Shareholders' deficit:
  Common stock, $1 par value: authorized
   200,000,000; issued 51,709,122 in 2001
   and 50,659,282 in 2000                         51,709,122      50,659,282
Additional paid-in capital                       136,917,455     137,521,843
Other accumulated comprehensive loss              (1,518,746)
Accumulated deficit                             (287,370,228)   (274,167,946)
                                              --------------- ---------------
    Total shareholders' deficit                 (100,262,397)    (85,986,821)
                                              --------------- ---------------
                                              $  264,907,716  $  311,848,709
                                              =============== ===============

See notes to consolidated condensed financial statements


                     SHONEY'S, INC. AND SUBSIDIARIES
             Consolidated Condensed Statement of Operations
                              (Unaudited)

                                                     Forty Weeks Ended
                                               August 5,           August 6,
                                                 2001                2000
                                             -------------     -------------
Revenues
  Net sales                                  $ 504,449,408     $ 541,344,450
  Franchise fees                                 9,579,305        11,622,980
  Other income                                  10,446,293         7,507,706
                                             --------------    --------------
                                               524,475,006       560,475,136
Costs and expenses
  Cost of sales                                460,193,959       491,102,175
  General and administrative expenses           41,263,653        45,296,330
  Impairment write down of long-lived assets     4,969,463        12,845,777
  Restructuring expense                          1,177,533
  Interest expense                              26,164,673        28,604,561
                                             --------------    --------------
    Total costs and expenses                   533,769,281       577,848,843
                                             --------------    --------------

Loss from continuing operations
 before income taxes                            (9,294,275)      (17,373,707)

Provision for (benefit from) income taxes         (233,000)          326,000
                                             --------------    --------------

Net loss from continuing operations             (9,061,275)      (17,699,707)

Discontinued operations, net of income taxes      (212,007)        3,793,453

Gain (loss) on sale of discontinued
 operations, net of income taxes                (3,929,000)          575,091
                                             --------------    --------------

Net loss                                     $ (13,202,282)    $ (13,331,163)
                                             ==============    ==============

Earnings per common share
  Basic and diluted:
    Net loss from continuing operations      $       (0.18)    $       (0.35)
    Discontinued operations, net of
     income taxes                                    (0.00)             0.08
    Gain (loss) on sale of discontinued
     operations, net of income taxes                 (0.08)             0.01
                                             --------------    --------------
    Net loss                                 $       (0.26)    $       (0.26)
                                             ==============    ==============

Weighted average shares outstanding
    Basic and diluted                           51,501,937        50,361,065


Common shares outstanding                       51,709,122        50,625,410

Dividends per share                                   NONE              NONE


See notes to consolidated condensed financial statements



                      SHONEY'S, INC. AND SUBSIDIARIES
             Consolidated Condensed Statement of Operations
                              (Unaudited)

                                                    Twelve Weeks Ended
                                                August 5,         August 6,
                                                  2001              2000
                                             --------------    --------------
Revenues
  Net sales                                  $ 153,893,047     $ 166,288,025
  Franchise fees                                 2,936,467         3,765,629
  Other income                                   3,994,412         1,981,303
                                             --------------    --------------
                                               160,823,926       172,034,957
Costs and expenses
  Cost of sales                                138,124,662       152,619,320
  General and administrative expenses           10,765,588        14,183,758
  Impairment write down of long-lived assets     4,969,463        12,845,777
  Restructuring expense                          1,177,533
  Interest expense                               7,653,855         8,171,254
                                             --------------    --------------
    Total costs and expenses                   162,691,101       187,820,109
                                             --------------    --------------

Loss from continuing operations
 before income taxes                            (1,867,175)      (15,785,152)

Provision for (benefit from) income taxes         (555,000)          109,000
                                             --------------    --------------

Net loss from continuing operations             (1,312,175)      (15,894,152)

Discontinued operations, net of income taxes                       1,088,420
                                             --------------    --------------

Net loss                                     $  (1,312,175)    $ (14,805,732)
                                             ==============    ==============

Earnings per common share
  Basic and diluted:
    Net loss from continuing operations      $       (0.03)    $       (0.31)
    Discontinued operations, net
     of income taxes                                  0.00              0.02
                                             --------------    --------------
    Net loss                                 $       (0.03)    $       (0.29)
                                             ==============    ==============

Weighted average shares outstanding
    Basic and diluted                           51,709,122        50,611,911


Common shares outstanding                       51,709,122        50,625,410

Dividends per share                                   NONE              NONE



See notes to consolidated condensed financial statements




                     SHONEY'S, INC. AND SUBSIDIARIES
              Consolidated Condensed Statement of Cash Flows
                              (Unaudited)

                                                 For the Forty Weeks Ended
                                                August 5,         August 6,
                                                  2001              2000
                                             --------------    --------------
Operating activities
  Net loss                                   $ (13,202,282)    $ (13,331,163)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    (Income) loss from discontinued
     operations, net of income taxes               212,007        (3,793,453)
    (Gain) loss on sale of discontinued
     operations, net of income taxes             3,929,000          (575,091)
    Depreciation and amortization               21,147,794        26,030,480
    Amortization of deferred charges and
     other non-cash charges                      6,058,661        10,564,791
    Gain on disposal of property
     and equipment                              (8,605,236)       (6,146,368)
    Impairment write down of
     long-lived assets                           4,969,463        12,845,777
    Changes in operating assets
     and liabilities                           (14,907,130)      (17,478,847)
                                             --------------    --------------
       Net cash provided (used) by
        continuing operating activities           (397,723)        8,116,126
       Net cash provided by discontinued
        operating activities                     7,050,470         6,412,917
                                             --------------    --------------

       Net cash provided by operating
        activities                               6,652,747        14,529,043

Investing activities
  Cash required for property and equipment     (10,794,930)      (16,805,476)
  Proceeds from disposal of property
   and equipment                                21,717,413        22,510,315
  Cash provided (used) by other assets            (975,935)           18,393
                                             --------------    --------------
       Net cash provided by continuing
        investing activities                     9,946,548         5,723,232
       Net cash provided by discontinued
        investing activities                     8,087,390        11,789,228
                                             --------------    --------------

       Net cash provided by investing
        activities                              18,033,938        17,512,460

Financing activities
  Payments on long-term debt and capital
   lease obligations                           (95,662,510)      (48,831,209)
  Proceeds from long-term debt                  81,000,028        18,500,000
  Net payments on short-term debt               (1,200,000)       (2,168,490)
  Payments on litigation settlements                              (3,726,680)
  Cash required for debt issue costs            (1,530,930)       (1,693,905)
                                             --------------    --------------
       Net cash used by continuing
        financing activities                   (17,393,412)      (37,920,284)
       Net cash used by discontinued
        financing activities                    (5,757,194)          (16,220)
                                             --------------    --------------

       Net cash used by financing activities   (23,150,606)      (37,936,504)
                                             --------------    --------------

Change in cash and cash equivalents          $   1,536,079     $  (5,895,001)
                                             ==============    ==============

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

















                      SHONEY'S, INC. AND SUBSIDIARIES
          Notes to Consolidated Condensed Financial Statements
                              August 5, 2001
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the Consolidated Condensed Financial Statements to conform to the 2001 presentation. Operating results for the twelve and forty week periods ended August 5, 2001 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 28, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 29, 2000.

NOTE 2 - DISCONTINUED OPERATIONS

During the second quarter of 2000, the Company sold its Pargo's restaurants and made the decision to either close or sell its remaining Fifth Quarter restaurants. On May 25, 2001, the Company announced the execution of a definitive agreement to sell its wholly-owned subsidiary, Commissary Operations, Inc. ("COI"), and on June 11, 2001, the Company sold its COI common shares for cash consideration of $9.0 million less expenses. As a result, the Company has presented the casual dining and COI lines of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. These discontinued lines of business had total revenue and net income (loss) as follows:

                           Quarter Ended             Forty Weeks Ended
($ in thousands)  August 5, 2001 August 6, 2000 August 5, 2001 August 6, 2000

Total revenue       $  10,847      $  28,911      $  69,126      $ 105,189

Net income (loss)   $       0      $   1,088      $    (212)     $   3,793



NOTE 3 - ACQUISITIONS

On September 9, 1996, the Company completed the acquisition of substantially all of the assets of TPI Enterprises, Inc. ("TPI") which, as the then largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants.

Twenty-eight of TPI's restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. During the third quarter and first forty weeks of 2001, approximately $0.1 million and $0.2 million in costs, respectively, to exit restaurants acquired were charged to this liability. During the third quarter and first forty weeks of 2000, approximately $0.3 million and $0.7 million, respectively, in costs were charged to this liability.


Also during the third quarter of 2001, the Company revised its estimate of previously accrued liabilities assumed in purchase accounting by $1.7 million. The change in estimate was the result of assigning or terminating certain leases on terms more favorable to the Company than originally estimated. The reduction in liabilities accrued in connection with purchase accounting reduced goodwill. Approximately $2.5 million of anticipated exit costs related to the TPI acquisition remain accrued at August 5, 2001.

NOTE 4 -IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), at the beginning of the first quarter of 1997.

Because of continued declines in the operating performance of the Company's Shoney's Restaurant division through the second quarter of 2001, the Company completed an asset impairment analysis during the third quarter of 2001 and recorded an asset impairment charge of $5.0 million. Approximately $2.3 million of the third quarter 2001 asset impairment charge related to assets held and used in the Company's operations and approximately $2.7 million related to assets held for sale. Of the $2.3 million relating to assets held and used in the Company's operations, $2.2 million related to the Shoney's Restaurant division.

During the third quarter of 2000, the Company completed an asset impairment analysis on its operating restaurants and rental properties and recorded an asset impairment charge of $12.8 million. Approximately $10.9 million of the third quarter 2000 impairment charge was related to the Shoney's Restaurant division.

At August 5, 2001, the carrying value of the 42 properties to be disposed of was $20.6 million and is reflected on the Consolidated Condensed Balance Sheet as net property and equipment held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded on assets held for sale during the period in which such assets are being held for disposal.

If the Company's restaurants were to experience declines in comparable store sales and operating margins, the Company could incur additional asset impairment charges in the future.

NOTE 5 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the Consolidated Condensed Statement of Operations in the restructuring expense caption. The Company recorded approximately $1.7 million in exit costs during the third quarter of 2001, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed. In addition, during the third quarter of 2001, the Company revised its estimate of previously accrued exit costs downward by $0.5 million. The change in estimate is the result of assigning certain leases on terms more favorable to the Company than originally estimated. The Company charged approximately $0.7 million and $2.0 million against these exit cost reserves in the third quarter and first forty weeks of 2001, respectively. During the third quarter and first forty weeks of 2000, approximately $2.2 million and $5.5 million, respectively, were charged to this liability. Approximately $5.9 million of accrued exit costs remain at August 5, 2001.

During 2000, the Company closed 13 Company-owned restaurants and sold 12 Shoney's Restaurants to franchisees. During the first forty weeks of 2001, 25 Shoney's Restaurants and three Captain D's restaurants were closed. In addition, two Shoney's Restaurants and six Captain D's restaurants were sold to franchisees during the first forty weeks of 2001.

Management continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management believes is a reasonable time period. In the event management elects to close additional leased restaurants during 2001, the Company will incur additional restructuring charges.

Below are sales and EBIT as defined, which is defined by the Company as income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements, for the third quarter and first forty weeks of 2001 and 2000 for restaurants closed or sold prior to August 5, 2001.


                                Quarter Ended                   Forty Weeks Ended
($ in thousands)       August 5, 2001   August 6, 2000   August 5, 2001   August 6, 2000
                       --------------   --------------   --------------   --------------

                              EBIT as          EBIT as          EBIT as          EBIT as
                       Sales  defined   Sales  defined   Sales  defined   Sales  defined
                       -----  -------   -----  -------   -----  -------   -----  -------
Stores closed or sold  $2,361  $(787)  $12,204 $(1,449) $18,029 $(2,967) $45,888 $(4,255)
                       ======  ======  ======= ======== ======= ======== ======= ========


NOTE 6 - EARNINGS PER SHARE

The table below presents the computation of basic and diluted loss per share in accordance with Financial Accounting Standards No. 128:


                                             Quarter Ended         Forty Weeks Ended
                                         August 5,   August 6,   August 5,   August 6,
($ in thousands except EPS)                2001        2000        2001        2000
                                         ---------   ---------   ---------   ---------
Numerator:
 Loss from continuing operations -
  numerator for Basic EPS                $ (1,312)   $(15,894)   $ (9,061)   $ (17,700)
 Loss from continuing operations after
  assumed conversion of debentures -
  numerator for Diluted EPS              $ (1,312)   $(15,894)   $ (9,061)   $ (17,700)

Denominator:
Weighted-average shares outstanding -
  denominator for Basic EPS                51,709      50,612      51,502       50,361
Dilutive potential shares -
  denominator for Diluted EPS              51,709      50,612      51,502       50,361

Basic EPS loss from continuing
  operations                             $  (0.03)   $  (0.31)   $  (0.18)   $   (0.35)
Diluted EPS loss from continuing
  operations                             $  (0.03)   $  (0.31)   $  (0.18)   $   (0.35)


As of August 5, 2001, the Company had outstanding approximately 4,221,898 options to purchase shares at prices ranging from $0.44 to $25.51. The Company also has outstanding subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of August 5, 2001, the Company had reserved 537,908 and 266,581 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss from continuing operations before extraordinary items for the third quarters of 2001 and 2000 and the forty week periods of 2001 and 2000, the effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS.


NOTE 7 - INCOME TAXES

The Company has recorded income tax benefits of $0.6 million and $0.2 million for the twelve and forty week periods ended August 5, 2001. During the third quarter of 2001, an adjustment was made to the TPI purchase price allocation. As a result, deferred tax assets related to the TPI acquisition were reduced by $0.6 million, and the valuation allowance related to the TPI deferred tax assets was also reduced by $0.6 million, resulting in a decrease in income tax expense. The Company recorded income tax provisions of $0.2 million and $0.4 million, respectively, for the twelve and forty week periods ended August 6, 2000. The effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization, which is not deductible for Federal income taxes, and a change in the valuation allowance against the gross deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of August 5, 2001, the Company increased the valuation allowance for gross deferred tax assets. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

NOTE 8 -DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at August 5, 2001 and October 29, 2000 consisted of the following:

                                                      2001           2000
                                                      ----           ----

Shoney's - Mortgage Financing                    $  97,519,255  $  99,000,000
Shoney's - Line of Credit                                           6,345,000
Captain D's - Term Notes                           115,000,000    115,000,000
Captain D's - Line of Credit                         5,300,000      7,500,000
Subordinated zero coupon convertible debentures,
   due April 2004                                   14,662,359     13,753,168
Subordinated convertible debentures,
   due July 2002                                     5,182,505      5,109,530
Industrial revenue bonds                             5,765,000     10,165,000
Notes payable to others                              3,405,775      3,763,744
                                                 -------------  -------------
                                                   246,834,894    260,636,442
Obligations under capital leases                     9,226,518     10,593,943
                                                 -------------  -------------
                                                   256,061,412    271,230,385
Less amounts due within one year                   129,161,786      7,888,629
                                                 -------------  -------------
Amounts due after one year                       $ 126,899,626  $ 263,341,756
                                                 =============  =============






                                    10
Senior Debt Refinancing

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

Shoney's - Mortgage Financing

In connection with the Refinancing, on September 6, 2000 the Company entered into a $99.0 million, twenty-year mortgage financing (the "Shoney's Mortgage Financing") which is secured by the land, buildings and equipment of 142 Shoney's Restaurants. The carrying value of the collateral for the Shoney's Mortgage Financing was $83.7 million at August 5, 2001. Principal reductions of approximately $1.6 million are scheduled during 2001. A portion of this debt carries a fixed rate of interest and the remainder is at a floating rate, which is reset monthly, based on the London Interbank Offered Rate (LIBOR). As of August 5, 2001, the effective interest rates on this debt were as follows:


           Principal Amount        Fixed/Floating        Interest Rate
           ----------------        --------------        -------------
            $  66,821,746              Fixed                 10.23%
            $   8,636,826              Fixed                 10.35%
            $  22,060,683             Floating                8.05%


Shoney's - Line of Credit

On September 6, 2000, the Company entered into an amendment and restatement of the 1997 Credit Facility which provided Shoney's with a $40.0 million line of credit (the "Shoney's Line of Credit"). The Shoney's Line of Credit has a two-year term expiring on September 6, 2002 and is secured by all of the Shoney's Restaurant properties not serving as collateral for the Shoney's Mortgage Financing or other debt and certain surplus, office and miscellaneous properties owned and leased by the Company. The carrying value of the collateral for the Shoney's Line of Credit was $19.5 million at August 5, 2001. The Company had agreed to sell up to $10.0 million of certain properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of August 5, 2001, the Company had sold $11.8 million of these collateral properties and reduced the availability by $10.0 million. Also, pursuant to the terms of the Shoney's Line of Credit, the Company may sell certain other assets, retain and use in the business the first $15.0 million of the sale proceeds, and, thereafter, use the sale proceeds to either repay drawings under the line, which will also permanently reduce availability, or cash collateralize the line. As of August 5, 2001, the Company had sold and retained in the business $15.0 million of asset sale proceeds since September 6, 2000 and had cash collateralized the line of credit in the amount of $3.0 million. Available credit under the Shoney's Line of Credit is reduced by letters of credit. At August 5, 2001, the Company had no borrowings under the Shoney's Line of Credit and had outstanding letters of credit of $23.5 million, resulting in available credit of $6.5 million. The Company pays a commitment fee of 0.50% for unused available credit under the facility. The interest rate for this facility is at floating rates (4.25% over LIBOR or 3.25% over the prime rate).

Captain D's - Term Notes and Line of Credit

Captain D's, in connection with the Refinancing, entered into a credit facility on September 6, 2000 for up to $135.0 million consisting of term notes totaling $115.0 million and a $20.0 million line of credit (the "Captain D's Facility"). This facility, which terminates on December 31, 2001, is secured by all of the assets owned by Captain D's including owned land, buildings and equipment, certain leased restaurant properties, and a pledge of certain other assets of Captain D's. The carrying value of the collateral for the Captain D's Facility was $88.9 million at August 5, 2001. At August 5, 2001, there was $115.0 million outstanding under the term notes and $5.3 million outstanding under the line of credit. There are no scheduled payments under the term notes or the line of credit prior to the termination date of the Captain D's Facility. Available credit under the line of credit is reduced by outstanding letters of credit. At August 5, 2001, Captain D's outstanding letters of credit totaled $4.9 million, resulting in available credit of $9.8 million. Captain D's pays a commitment fee of 0.50% for unused available credit under the line of credit. The interest rate on term notes totaling $85.0 million is at floating rates (4% over LIBOR or 3% over the prime rate) and, in respect of term notes totaling $30.0 million, the initial interest rate was at floating rates of 4% over LIBOR or 3% over the prime rate. On January 1, 2001, the interest rate for the $30.0 million term notes increased by 0.50% and is scheduled to increase by 0.50% on the last day of each calendar quarter thereafter. The interest rate for the line of credit ranges from 3% to 4% over LIBOR or 2% to 3% over the prime rate, based on certain defined financial ratios. At August 5, 2001, the effective interest rate for the term notes and the line of credit was 10.6% and 8.4%, respectively.

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



The Captain D's Facility required Captain D's to enter into an interest rate hedge program covering a notional amount of not less than 50% of the term notes outstanding ($57.5 million) within 45 days of the date of the loan closing. On October 16, 2000, Captain D's entered into an interest rate swap agreement covering $57.5 million of debt which fixed the interest rate at 6.7% plus the applicable margin for the term of the Captain D's Facility. Additionally, on December 29, 2000 and January 2, 2001, Captain D's entered into interest rate swap agreements covering $25.0 million and $32.5 million of debt, respectively, which fixed the interest rate at 5.9% and 5.8%, respectively, plus the applicable margin for the term of the Captain D's Facility. At August 5, 2001, the estimated cost to Captain D's to exit the interest rate swap agreements was approximately $1.5 million.

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

Loan Covenants

The Company's senior debt agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. These debt agreements
(1) require satisfaction of certain financial ratios and tests; (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock; (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

Based on current operating results and forecasted operating trends, it is probable that a financial covenant violation will occur in November 2001 under the Shoney's Mortgage Financing agreements. The Company has available to it remedies which may prevent probable covenant violations. Alternatively, management believes that loan covenant modifications, if required, could be obtained. Potential remedies available to the Company which may prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios, and 2) properties may be sold to franchisees or converted to rental properties if the royalty and rental income streams improve the fixed charge coverage. No assurance can be given, however, that these potential remedies will prevent probable covenant violations.

In addition, since May 21, 2001, 25 of the restaurants that the Company closed ("Closures") secure the borrowings under the Shoney's Mortgage Financing. When the units were closed, it was the intention of the Company to sell the properties and apply the proceeds to indebtedness under the Shoney's Mortgage Financing. The Company received preliminary verbal approval from the Shoney's Mortgage Financing lender for the Closures, with a further agreement that, in addition to the debt reduction, the lender would accept a one percent (1%) prepayment penalty with respect to the debt prepaid under the Shoney's Mortgage Financing.

To date, the Company has not sold or disposed of any of the closed properties that secure the Shoney's Mortgage Financing. The Company presently has three of the properties under contract to sell. The Shoney's Mortgage Financing loan agreements provide that each property must be continuously operated, excepting a 120 day period every three years. Some of the closed units will not be sold within that 120 day period.  Absent a waiver or forbearance from the Shoney's
Mortgage Financing lender, the Closures would result in a default under the Shoney's Mortgage Financing as early as September 18, 2001.

The Company has been in discussions with the Shoney's Mortgage Financing lender and expects to receive agreements that the Closures will not be deemed a default under the Shoney's Mortgage Financing loan documents. The Company further expects the agreements to provide for the lender to forbear through March 14, 2002 from exercising any rights that it might have under the Shoney's Mortgage Financing loan documents resulting from the Closures. No assurances can be given that the properties will be sold on or before March 14, 2002 or that the Shoney's Mortgage Financing lenders would agree to additional waivers or forbearances. A default under the Shoney's Mortgage Financing loans would allow the lenders to accelerate payment of the loans and would have a material adverse effect upon the Company's liquidity and financial position.

Based on current operating results and forecasted operating trends, it is probable that a financial covenant violation will occur under the Captain D's Facility after October 28, 2001, the end of the current fiscal year. If the covenant violation were to occur, however, it would not be determinable until approximately when the total indebtedness under the Captain D's Facility becomes due. By that time, the Company expects to refinance this indebtedness. Accordingly, the Company does not believe that a covenant violation will cause additional material adverse consequences to the Company given the fact that the indebtedness matures on December 31, 2001. The Company can give no assurances that this indebtedness will be refinanced by this date. Without such refinancing, the Company's financial position and liquidity will be materially and adversely affected.

Historically, the Company has been able to secure financial covenant modifications when needed. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to prevent covenant violations or obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. The Company was in compliance with its financial covenants at the end of the third quarter of 2001.

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

                                    14
Other Debt Information

The Company's industrial revenue bonds are at fixed interest rates ranging from 9.0% to 10.0%.

NOTE 9 - LITIGATION SETTLEMENT

In 1999, the court entered final judgment approving a global settlement of three class action cases that claimed that the Company had violated the Fair Labor Standards Act. In the settlement, the Company agreed to pay $18.0 million to settle these claims. Of this amount, $3.5 million was accrued as a liability during the fourth quarter of 1998 following an adverse ruling in one of the cases on the issue of liability. The remainder was accrued during 1999. The settlement payments of $11.0 million, $3.5 million and $3.5 million were made on July 14, 1999, October 1, 1999 and March 1, 2000, respectively.

NOTE 10 - LITIGATION

The Company is a party to legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE 11 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of August 5, 2001, the Company operated and franchised a chain of 977 restaurants in 27 states, which consists of two restaurant divisions:
Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company's restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company also owned COI, a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. On June 11, 2001 the Company completed the sale of COI. The Company has entered into long term purchase agreements with COI for essentially all of its food products for both the Shoney's and Captain D's restaurant concepts. The Company believes that these contracts contain purchasing terms that are competitive in today's marketplace, but the Company will be dependent on COI for essentially all of its food products. The Company extends credit to franchisee customers for franchise fees on customary credit terms which generally do not require customers to provide collateral or other security to the Company. Except for the contracts with COI, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 12- CONTINGENCIES

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 42 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of August 5, 2001 to be approximately $14.2 million.

Property Sublet to Others - The Company subleases approximately 57 properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of August 5, 2001 to be approximately $10.3 million.

Lease Guaranty - The Company is a party to a guaranty agreement which guarantees the obligations under a master lease pursuant to which COI, the lessee and a former wholly-owned subsidiary of the Company, leases 24 tractors and 20 trailers. The Company sold COI on June 11, 2001, but remains contingently liable for these leasehold obligations in the event that COI does not make the required lease payments. The Company estimates its contingent liability associated with this master lease to be $3.0 million as of August 5, 2001.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133 "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 effective the first day of fiscal 2001. See
Note 15 - Adoption of Statement of Financial Accounting Standards No. 133.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142

"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS 142 requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $8.1 million which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $0.4 million and $1.2 million, respectively, for the twelve and forty week periods ended August 5, 2001. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 14 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in two industry segments which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. Effective with the first quarter of 2001, the Company began allocating its general corporate overhead expenses to its operating segments. All prior periods have been restated. In addition, certain asset gains or losses may be recognized in segment EBIT as defined where previously all gains or losses had been reported in "other" revenue. The Company's other income and expenses consist primarily of gains from the sale of property and equipment, rental and interest and miscellaneous income and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. Additionally, other income and expense for the periods presented includes an estimate of the general corporate overhead allocated to COI that in the opinion of management would not be eliminated when COI was sold. EBIT, when that term is used in this Quarterly Report on Form 10-Q, means income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as the Company's.



Revenue
                                              Quarter Ended                 Forty Weeks Ended
($ in thousands)                      August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                                      --------------  --------------  --------------  --------------
Shoney's Restaurants                  $      83,691   $      92,163   $     268,413   $     293,626
Franchise fees                                1,617           2,495           5,099           7,438
Other income                                  3,620             331           7,605           1,507
                                      --------------  --------------  --------------  --------------
  Total Shoney's                             88,928          94,989         281,117         302,571

Captain D's Restaurants                      69,358          73,578         233,341         245,240
Franchise fees                                1,319           1,271           4,480           4,185
Other income                                    458              35           2,412             176
                                      --------------  --------------  --------------  --------------
  Total Captain D's                          71,135          74,884         240,233         249,601

Other                                           761           2,162           3,125           8,303
                                      --------------  --------------  --------------  --------------
Total consolidated revenue            $     160,824   $     172,035   $     524,475   $     560,475
                                      ==============  ==============  ==============  ==============





EBIT as Defined
                                              Quarter Ended                 Forty Weeks Ended
($ in thousands)                      August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                                      --------------  --------------  --------------  --------------
Shoney's operations                   $       2,665   $      (1,900)  $      (3,701)  $      (2,947)
Shoney's gains on asset sales                 2,735               -           5,070               -
                                      --------------  --------------  --------------  --------------
  Total Shoney's                              5,400          (1,900)          1,369          (2,947)
                                      --------------  --------------  --------------  --------------

Captain D's operations                        4,587           5,442          16,987          20,957
Captain D's gains on asset sales                244               -           1,882               -
                                      --------------  --------------  --------------  --------------
  Total Captain D's                           4,831           5,442          18,869          20,957
                                      --------------  --------------  --------------  --------------

Other income                                  1,166             176           1,155              94
Other gains on asset sales                      537           1,514           1,625           5,973
                                      --------------  --------------  --------------  --------------
Total other income                            1,703           1,690           2,780           6,067
                                      --------------  --------------  --------------  --------------
Total EBIT as defined for
  reportable segments                        11,934           5,232          23,018          24,077
Other Charges:
  Interest expense                            7,654           8,171          26,165          28,605
  Asset impairment charges                    4,969          12,846           4,969          12,846
  Restructuring charges                       1,178               -           1,178               -
                                      --------------  --------------  --------------  --------------
Consolidated loss from continuing
  operations before income taxes      $      (1,867)  $     (15,785)  $      (9,294)  $     (17,374)
                                      ==============  ==============  ==============  ==============





Depreciation and Amortization

                                                Quarter Ended                Forty Weeks Ended
($ in thousands)                      August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                                      --------------  --------------  --------------  --------------
Shoney's                              $        2,906  $        4,402  $       10,802  $       14,578
Captain D's                                    2,662           2,853           9,173           9,222
Other                                            330             653           1,173           2,230
                                      --------------  --------------  --------------  --------------
Total consolidated depreciation
  and amortization                    $        5,898  $        7,908  $       21,148  $       26,030
                                      ==============  ==============  ==============  ==============


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

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value
                                    18

of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

On October 30, 2000, the date of the Company's adoption of SFAS 133, the cumulative effect of adoption was a credit to other comprehensive income of $0.1 million. At August 5, 2001, the fair value of the Company's derivatives was $1.5 million, resulting in a charge to other comprehensive income of $1.6 million.


















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The third quarter and first three quarters of fiscal 2001 and 2000 covered periods of twelve and forty weeks, respectively. All references are to fiscal years unless otherwise noted.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenue for the third quarter of 2001 and 2000 and the first forty weeks of 2001 and 2000 is as follows:


                           Quarter Ended                   Forty Weeks Ended
($ in millions)   August 5, 2001   August 6, 2000   August 5, 2001   August 6, 2000
                  --------------   --------------   --------------   --------------
Net sales         $        153.9   $        166.3   $        504.5   $        541.4
Franchise fees               2.9              3.7              9.6             11.6
Other income                 4.0              2.0             10.4              7.5
                  --------------   --------------   --------------   --------------
                  $        160.8   $        172.0   $        524.5   $        560.5
                  ==============   ==============   ==============   ==============



Changes in the number of restaurants for the first forty weeks of 2001 and the first forty weeks of 2000 are as follows:

                  August 5,         Restaurants       Restaurants      October 29,
                    2001              Opened            Closed            2000
                  ----------------------------------------------------------------
Shoney's
  Company-owned     218                 -                27(1)            245
  Franchised        195                 2(1)             21               214
                  ----------------------------------------------------------------
                    413                 2                48               459
                  ================================================================
Captain D's
  Company-owned     352                 1                 9(2)            360
  Franchised        212                 8(2)              -               204
                  ----------------------------------------------------------------
                    564                 9                 9               564
                  ================================================================

                  August 6,         Restaurants       Restaurants     October 31,
                    2000              Opened            Closed           1999
                  ----------------------------------------------------------------
Shoney's
  Company-owned     254                 -                13(3)           267
  Franchised        229                12(3)             41              258
                  ----------------------------------------------------------------
                    483                12                54              525
                  ================================================================
Captain D's
  Company-owned     362                 1                 1              362
  Franchised        203                 -                 2              205
                  ----------------------------------------------------------------
                    565                 1                 3              567
                  ================================================================

(1) Includes two restaurants sold to franchisees
(2) Includes six restaurants sold to franchisees
(3) Includes twelve restaurants sold to franchisees

Revenues for the third quarter of 2001 declined $11.2 million, or 6.5%, to $160.8 million, as compared to revenues of $172.0 million in the third quarter of 2000. Revenues for the first forty weeks of 2001 declined $36.0 million, or 6.4%, to $524.5 million, as compared to revenues of $560.5 million in the first forty weeks of 2000.

The components of the change in consolidated revenues are summarized as follows:

                                     Quarter Ended     Forty Weeks Ended
($ in millions)                     August 5, 2001      August 5, 2001
                                    --------------     -----------------
Restaurant revenue                  $   (12.7)         $     (37.1)
Other sales                               0.3                  0.2
Franchise revenue                        (0.8)                (2.0)
  Other income                            2.0                  2.9
                                    --------------     -----------------
                                    $   (11.2)         $     (36.0)
                                    ==============     =================

The decline in restaurant revenue during the third quarter and first forty weeks of 2001, when compared to the third quarter and first forty weeks of 2000, was principally due to a net decline in the number of restaurants in operation, the decline in overall comparable store sales and the effect of unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000. During 2000, the Company closed 13 Company-owned restaurants, sold 12 Shoney's Restaurants to franchisees and opened one Captain D's restaurant. During the first forty weeks of 2001, 25 Shoney's Restaurants and three Captain D's restaurants were closed, one Captain D's restaurant was opened, and two Shoney's Restaurants and six Captain D's restaurants were sold to franchisees. The table below presents comparable store sales for Company-owned restaurants for the third quarter and first forty weeks of 2001:

                                     Quarter Ended    Forty Weeks Ended
                                    August 5, 2001     August 5, 2001
                                    --------------    -----------------
Shoney's Restaurants                    (0.8)%              (1.6)%
Captain D's                             (4.1)%              (3.2)%
Combined                                (2.3)%              (2.4)%

Franchise revenues decreased $0.8 million and $2.0 million during the third quarter and first forty weeks of 2001, respectively, when compared to the same period last year. The decrease in franchise revenue was primarily the result of a net decline of 63 Shoney's franchise restaurants since the beginning of fiscal 2000 and the receipt of fees during the third quarter of 2000 from a franchisee in exchange for termination of several franchise agreements.

Other income increased $2.0 million and $2.9 million during the third quarter and first forty weeks of 2001, respectively, when compared to the same period in 2000. The increase in other income during the third quarter and first forty weeks of 2001 was primarily the result of higher gains from asset sales when compared to the prior year and higher rental income. The principal components of other income for the third quarter of 2001 were net gains on asset sales ($3.5 million), interest and other income ($0.1 million) and rental income ($0.4 million). For the first forty weeks of 2001, the principal components of other income were net gains on asset sales ($8.6 million), interest and other income ($0.3 million) and rental income ($1.5 million).




CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues is shown below:


                                Quarter Ended                 Forty Weeks Ended
                        August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                        --------------  --------------  --------------  --------------
Food and supplies            33.6%           34.9%           34.1%           34.8%
Restaurant labor             31.0%           31.7%           31.5%           30.9%
Operating expenses           21.3%           22.1%           22.2%           21.9%
                        --------------  --------------  --------------  --------------
  Total cost of sales        85.9%           88.7%           87.8%           87.6%
                        ==============  ==============  ==============  ==============


Fluctuations in other income year-to-year affect the consolidated costs and expenses when stated as a percentage of sales. Excluding the effects of other income, food and supply costs, as a percentage of revenues, decreased 0.8% and 0.5% in the third quarter and first forty weeks of 2001, respectively, when compared to the prior year. The decrease in food and supply costs in the third quarter of 2001, as a percentage of revenues, was primarily the result of lower food and supply costs as a percentage of sales in both Shoney's Restaurants and Captain D's. The decline in food cost in Shoney's Restaurants was a combination of an emphasis by operations on controlling costs, selective menu price increases, and the result of the promotion during the third quarter of 2001 of the breakfast bar that historically has lower food costs as a percentage of sales than other meal periods. The decline in food cost in Captain D's for the first forty weeks of 2001 compared to 2000 was primarily the result of higher menu prices.

Excluding the effects of other income, consolidated restaurant labor decreased 0.3% and increased 0.9% as a percentage of revenues in the third quarter and first forty weeks of 2001, respectively, when compared to the prior year. Wage rates increased during the third quarter of 2001 because of low unemployment conditions in many markets and a very competitive restaurant labor market. Consolidated restaurant labor declined, as a percentage of sales in the third quarter of 2001 when compared to the third quarter of 2000, due to labor scheduling initiatives designed to reduce labor costs as a percentage of sales in Shoney's Restaurants. Restaurant labor increased, as a percentage of sales, in both Shoney's Restaurants and Captain D's in the first forty weeks of 2001 when compared to the prior year period. Restaurant labor, as a percentage of sales, was also affected by the overall decline in comparable store sales.

Excluding the effects of other income, consolidated operating expenses decreased 0.6% and increased 0.3% as a percentage of total revenues in the third quarter and first forty weeks of 2001, respectively, when compared to the prior year. The decline in operating expenses, as a percentage of sales, for the third quarter of 2001 when compared to the third quarter of 2000, was the result of lower insurance and depreciation costs partially offset by higher utility costs. The increase in consolidated operating expenses, as a percentage of sales, for the first forty weeks of 2001 was primarily caused by higher utilities costs and the effect of the overall decline in comparable store revenue.






A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenue is shown below:


                                     Quarter Ended                Forty Weeks Ended
                             August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                             --------------  --------------  --------------  --------------
Consolidated general and
  administrative expenses         6.7%            8.2%            7.9%            8.1%
Consolidated interest expense     4.8%            4.7%            5.0%            5.1%


Excluding the effects of other income, consolidated general and administrative expenses decreased 1.5% and 0.2%, as a percentage of revenue, in the third quarter and first forty weeks of 2001, respectively, when compared to the same period in 2000. The decrease in general and administrative expenses, as a percentage of sales, was primarily due to the elimination of a $1.1 million reserve for estimated legal expenses to defend legal claims incurred as a result of the acquisition of TPI and administrative staff reductions.

Consolidated interest expense declined $0.5 million and $2.4 million in the third quarter and first forty weeks of 2001, respectively, compared to the same period of 2000. The reduction in interest expense is primarily due to lower debt outstanding when compared to the prior year periods, largely offset by the effect of higher interest rates on the debt incurred in the Refinancing.

The Company recorded an income tax benefit of $0.6 million and an income tax provision of $0.2 million in the third quarter of 2001 and third quarter of 2000, respectively. During the third quarter of 2001, an adjustment was made to the TPI purchase price allocation. As a result, deferred tax assets related to the TPI acquisition were reduced by $0.6 million, and the valuation allowance related to the TPI deferred tax assets was also reduced by $0.6 million, resulting in a decrease in income tax expense. The Company recorded an income tax benefit of $0.2 million and an income tax provision of $0.4 million in the first forty weeks of 2001 and 2000, respectively. The effective tax rates differ from the federal statutory rate primarily due to goodwill amortization which is not deductible for federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of August 5, 2001, the Company increased the valuation allowance for gross deferred tax assets. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.








OPERATING SEGMENTS


Shoney's Restaurants
($ in thousands except comparable           Quarter Ended                 Forty Weeks Ended
 store sales and operating data)   August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                                   --------------  --------------  --------------  --------------
Restaurant revenue                 $      83,691   $      92,163   $     268,413   $     293,626
Franchise revenue                          1,617           2,495           5,099           7,438
Other income                               3,620             331           7,605           1,507
                                   --------------  --------------  --------------  --------------
  Total Shoney's revenue                  88,928          94,989         281,117         302,571
Expenses                                  83,528          96,889         279,748         305,518
                                   --------------  --------------  --------------  --------------
EBIT as defined (a)                $       5,400   $      (1,900)  $       1,369   $      (2,947)
                                   ==============  ==============  ==============  ==============

Comparable store sales decrease (b)        (0.8)%          (2.4)%          (1.6%)          (1.8)%
Operating restaurants at end
 of quarter:
  Company-owned                              218             254
  Franchised                                 195             229
                                   --------------  --------------
    Total                                    413             483
                                   ==============  ==============



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

Shoney's concept total revenue declined $6.1 million, or 6.4%, and $21.5 million, or 7.1%, in the third quarter of 2001 and first forty weeks of 2001, respectively, when compared to the prior year. The components of the change in Shoney's concept revenue are summarized as follows:


                                         Quarter Ended    Forty Weeks Ended
($ in millions)                         August 5, 2001      August 6, 2001
                                        --------------    -----------------
Sales from operating restaurants        $    (0.7)        $     (3.4)
Closed restaurants                           (7.8)             (21.8)
                                        --------------    -----------------
  Total change in restaurant sales           (8.5)             (25.2)
Franchise revenue                            (0.9)              (2.4)
Other income                                  3.3                6.1
                                        --------------    -----------------
Total                                   $    (6.1)        $    (21.5)
                                        ==============    =================


Revenues were significantly reduced by the closing of ten under-performing Company-owned restaurants in 2000 and 25 additional restaurants in 2001. In addition, twelve Company-owned restaurants were sold to franchisees in fiscal 2000 and two were sold to franchisees in fiscal 2001. Sales were also affected by unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000 and the decline in overall comparable store sales. Sales and EBIT as defined for Shoney's Restaurants closed or sold are as follows:


                                 Quarter Ended                    Forty Weeks Ended
($ in thousands)       August 5, 2001    August 6, 2000    August 5, 2001     August 6, 2000
                       ---------------  ----------------  -----------------  -----------------

                               EBIT as          EBIT as            EBIT as           EBIT as
                       Sales   defined  Sales   defined    Sales   defined   Sales   defined
                       ------  -------  ------  --------  -------  --------  -----  ---------
Stores closed or sold  $2,361  $(771)   $10,121 $(1,484)  $17,058  $(2,878)  $38,862 $(4,468)
                       ======  =======  ======= ========  =======  ========  ======= ========

Shoney's Restaurants comparable store sales declined 0.8% in the third quarter and 1.6% for the first forty weeks of 2001. Franchise revenue decreased $0.9 million in the third quarter and $2.4 million for the first forty weeks of 2001 when compared to the prior year. The decrease in franchise revenue is primarily the result of a net decline of 63 franchise restaurants since the beginning of the first quarter of 2000 and fees received in the third quarter of 2000 from a franchisee in exchange for termination of several franchise agreements. Other income increased $3.3 million in the third quarter and increased $6.1 million for the first forty weeks, primarily due to gains on asset sales of $2.7 million and $5.1 million in the third quarter and first forty weeks of 2001, respectively, compared to no gains in the third quarter and first forty weeks of 2000 and higher rental income in each period when compared to the prior year.

Expenses declined $13.4 million, or 13.8%, and $25.8 million, or 8.4%, in the third quarter and first forty weeks of 2001, respectively, when compared to the same period in 2000. Expenses as a percentage of revenue were 93.9% in the third quarter of 2001 compared to 102.0% in the third quarter of 2000. The decrease in expenses in the third quarter of 2001, as a percentage of revenues, was the result of lower food and supply costs, restaurant labor, operating expenses, multi unit supervisory costs and the increase in gains on asset sales. For the forty week periods, expenses as a percentage of sales were 99.5% in 2001 compared to 101.0% in 2000. The decrease in expenses for the first forty weeks of 2001 when compared to the prior year, as a percentage of sales, was the result of higher labor costs and higher operating expenses offset by the increase in gains on asset sales.

As a result of the above, EBIT as defined increased $7.3 million and $4.3 million in the third quarter and first forty weeks of 2001, respectively, when compared to the comparable prior year period.

During the third quarter of 2001, the Shoney's concept initiated a plan designed specifically to improve the concept's operating cash flows. The operating plan included further reduction in corporate office staff, increasing the span of control for restaurant supervision, adjusting labor schedules to reduce hourly labor, lower advertising expenditures and the closure of certain under-performing restaurants. These initiatives did improve cash flows in the third quarter and management believes that these initiatives will continue to improve cash flow in the fourth quarter.

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



Captain D's Restaurants
($ in thousands except comparable            Quarter Ended                Forty Weeks Ended
  store sales and operating data)   August 5, 2001  August 6, 2000  August 5, 2001  August 6, 2000
                                    --------------  --------------  --------------  --------------
Restaurant revenue                  $    69,358     $    73,578     $   233,341     $   245,240
Franchise revenue                         1,319           1,271           4,480           4,185
Other income                                458              35           2,412             176
                                    --------------  --------------  --------------  --------------
  Total Captain D's revenue              71,135          74,884         240,233         249,601
Expenses                                 66,304          69,442         221,364         228,644
                                    --------------  --------------  --------------  --------------
EBIT as defined (a)                 $     4,831     $     5,442     $    18,869     $    20,957
                                    ==============  ==============  ==============  ==============

Comparable store sales increase
 (decrease) (b)                            (4.1)%           3.0%           (3.2)%           1.8%
Operating restaurants at end
 of quarter:
  Company-owned                             352             362
  Franchised                                212             203
                                    --------------  --------------
    Total                                   564             565
                                    ==============  ==============

(a) See Note (a) "Operating Segments - Shoney's Restaurants" on page 24 hereof.
(b)   Prior year amounts have not been restated for comparable restaurants.


Captain D's total revenue decreased $3.8 million, or 5.0%, and $9.4 million, or 3.8%, in the third quarter and first forty weeks of 2001, respectively, when compared with the comparable prior year period. The components of the change in Captain D's concept revenue are summarized as follows:


                                          Quarter Ended    Forty Weeks Ended
($ in millions)                          August 5, 2001      August 5, 2001
                                         --------------    -----------------
Sales from operating restaurants         $    (2.1)        $     (5.8)
Closed or sold restaurants                    (2.1)              (6.1)
                                         --------------    -----------------
  Total change in restaurant sales            (4.2)             (11.9)
Franchise revenues                               -                0.3
Other income                                   0.4                2.2
                                         --------------    -----------------
Total                                    $    (3.8)        $     (9.4)
                                         ==============    =================

Revenues were reduced by closing three under-performing Company-owned restaurants in 2000 and three under-performing restaurants in 2001. Restaurant revenues were also reduced by the sale of six Company-owned restaurants to a franchisee in the first quarter of 2001, unfavorable weather conditions in many of the Company's markets in the first quarter of 2001 when compared to the first quarter of 2000 and a decline in comparable store sales of 4.1% and 3.2% for the third quarter and first forty weeks of 2001, respectively. Management attributes part of the decline in comparable store sales to price increases taken during fiscal 2000. As a result of the continued decline in customer traffic, Captain D's began promoting certain everyday value meals and other promotional items in an effort to reverse the comparable store sales trends. Although comparable store sales did not improve in the third quarter of 2001 compared to the second quarter of 2001, substantial improvement was realized in the last few weeks of the third quarter and continued into the early weeks of the fourth quarter.


Sales and EBIT as defined for Captain D's restaurants closed or sold are as follows:

                               Quarter Ended                   Forty Weeks Ended
($ in thousands)      August 5, 2001   August 6, 2000   August 5, 2001   August 6, 2000
                      --------------   --------------   --------------   --------------

                             EBIT as          EBIT as          EBIT as          EBIT as
                      Sales  defined   Sales  defined   Sales  defined   Sales  defined
                      -----  -------   -----  -------   -----  -------   -----  -------
Stores closed or sold $  0    $ (16)   $2,083   $ 35    $971   $ (89)    $7,026   $213
                      =====  =======   ====== =======   =====  =======   ====== =======

Franchise revenue was basically unchanged and increased $0.3 million in the third quarter and first forty weeks of 2001, respectively, when compared to the same period in 2000. The increase was primarily the result of initial fees from the six Company-owned restaurants sold to franchisees during the first quarter of 2001. Other income increased $0.4 million in the third quarter and $2.2 million in the first forty weeks of 2001, respectively, when compared to the comparable prior year periods, primarily due to $0.2 million of gains on asset sales in the third quarter of 2001 compared to no gains in the third quarter of 2000 and $1.9 million of gains on asset sales in the first forty weeks of 2001 compared to no gains in the first forty weeks of 2000.

Expenses decreased $3.1 million, or 4.5%, and $7.3 million, or 3.2%, in the third quarter and first forty weeks of 2001, respectively, when compared to the same periods in 2000. Expenses as a percentage of sales were 93.2% in the third quarter of 2001 compared to 92.7% in the third quarter of 2000. As a percentage of sales, decreases in food and supply costs in the third quarter were more than offset by increases in restaurant labor, operating expenses and administrative costs. For the forty week periods, expenses as a percentage of sales were 92.1% in 2001 compared to 91.6% in 2000. For the first forty weeks of 2001, as a percentage of sales, lower food and supply costs were offset by higher labor costs, higher operating expenses and higher administrative costs.

As a result of the above, EBIT as defined decreased $0.6 million and $2.1 million in the third quarter and first forty weeks of 2001, respectively, when compared to the comparable prior year period.

Liquidity and Capital Resources

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowings. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due, as the Company's credit facilities include lines of credit that have historically been available to cover short term working capital requirements. However, in 2001, current liabilities include $129.2 million of current maturities of long-term debt. This current portion of long-term debt includes $120.3 million of Captain D's term notes and revolver that mature on December 31, 2001 (see Risk Factors). Cash provided by continuing operating activities declined by $8.5 million in the first forty weeks of 2001 compared to the first forty weeks of 2000. The decline in cash provided by continuing operating activities in 2001, when compared to 2000, was primarily the result of the decline in operating income from restaurant operations, lower depreciation and amortization and the decline in amortization of deferred charges and other non-cash charges. The decline in amortization of deferred charges and other non-cash charges is primarily due to lower, non-cash interest expense in 2001 on the Company's subordinated zero coupon convertible debentures. Cash used by continuing operating activities was positively affected by $14.9 million use of cash by operating assets and liabilities during the first forty weeks of 2001 compared to a use of $17.5 million in the first forty weeks of 2000. The use of cash by operating assets and liabilities in the first forty weeks of 2001 was primarily the result of cash required for a reduction of accounts payable, accrued expenses and other long-term liabilities. The use of cash by operating assets and liabilities in the first forty weeks of 2000 was primarily the result of a decline in accrued expenses and other long-term liabilities. Cash provided by discontinued operating activities increased by $0.6 million in 2001 when compared to 2000. The increase in cash provided by discontinued operating activities was primarily the result of lower inventory and an increase in accounts payable.

Cash provided by continuing investing activities in the first forty weeks of 2001 was $9.9 million. During 2001, the Company received $21.7 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions was $10.8 million. Cash used by other assets of $1.0 million was primarily the result of $3.0 million of cash deposits into a cash collateral account as required by the Shoney's Line of Credit partially offset by the redemption of certain insurance policies for their cash surrender values. Cash provided by continuing investing activities in the first forty weeks of 2000 was $5.7 million. During the first forty weeks of 2000, the Company received $22.5 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions in the first forty weeks of 2000 was $16.8 million.

Cash provided by discontinued investing activities was $8.1 million in 2001 compared to cash provided by discontinued investing activities of $11.8 million in 2000. Cash provided by discontinued investing activities in 2001 was primarily the result of the sale of COI during the third quarter. Cash provided by discontinued investing activities in 2000 of $11.8 million was primarily the result of the sale of the casual dining concept during the second quarter of 2000.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 2000, the Company has closed 41 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties, rental properties and leasehold interests, have been sold or are being actively marketed.

Cash used by continuing financing activities was $17.4 million in the first forty weeks of 2001 compared to a use of cash of $37.9 million in the first forty weeks of 2000. On June 28, 2000, the Company announced its intention to commence the Tender Offer to purchase all of its outstanding subordinated Debentures and LYONs for an aggregate price of approximately $80 million.
The Tender Offer was subject to the satisfaction of certain terms and conditions including receipt of financing and the valid tender of at least 90% of the aggregate principal amount of each of the debenture issues. In order to consummate the Tender Offer, the Company was required to effect the Refinancing. In order to accommodate the timing of the Refinancing, the Tender Offer was extended until September 6, 2000, at which time the Refinancing was completed and the Tender Offer was consummated. Upon completion of the Tender Offer the Company repurchased approximately 90% of each of the Debentures and the LYONS. Consummation of the Tender Offer and the Refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million in the fourth quarter of 2000, net of expenses and income taxes.

Proceeds from long-term debt in 2001 included $77.0 million of long-term borrowings under the Shoney's Line of Credit and $4.0 million of borrowings under the Captain D's revolver. Payments on long-term debt included $83.4 million of payments under the Shoney's Line of Credit, $7.3 million of payments on Industrial Revenue Bonds and other debt and $5.0 million of payments under the Captain D's revolver. Financing activities for 2001 also include $1.5 million of payments for debt issue costs. Cash used by discontinued financing activities was $5.8 million in 2001 and is primarily due to a reduction in debt outstanding at COI.

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

The Company's senior debt structure requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity is provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit"). The Company had agreed to sell during fiscal
2001 up to $10.0 million of properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of August 5, 2001, the Company had sold $11.8 million of the designated collateral properties resulting in $30.0 million of aggregate availability under the Shoney's Line of Credit. Availability under the Shoney's Line of Credit is further reduced by outstanding letters of credit of approximately $23.5 million, resulting in approximately $6.5 million of availability of which none was drawn at August 5, 2001. Subsequent to the Refinancing, liquidity for the Shoney's segment was enhanced by proceeds of $15.0 million from certain asset sales that the Company was allowed to retain for its working capital needs. The terms of the Shoney's Line of Credit allowed the Company to use the cash proceeds from the sale of COI towards the $15.0 million retention for working capital and required the Company, at its option, to apply the excess ($2.8 million) to either repay debt and permanently reduce the Shoney's Line of Credit or cash collateralize the line. As of August 5, 2001, the Company had sold and retained in the business $15.0 million of asset sale proceeds since September 6, 2000 and had cash collateralized the line of credit in the amount of $3.0 million. At August 5, 2001 the Company held $2.5 million of asset sale proceeds that was funded into the cash collateral account on August 9, 2001. As of September
14, 2001, there were no drawings under the Shoney's Line of Credit, resulting in $6.5 million of availability. Following the Company's retention of $15.0 million from asset sales, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit and use the cash proceeds to either repay drawings under the line (which will also permanently reduce availability) or cash collateralize the line. Also, following retention of $15.0 million from asset sales, the Company's only current sources of liquidity for the Shoney's concept will be from the availability under the Shoney's Line of Credit, operating cash flows, payments under the tax sharing agreement with Captain D's and payments for administrative services from Captain D's. If the Shoney's segment's operating trends vary from those forecasted, the liquidity, financial condition and results of operations will be materially adversely affected.

Liquidity for the Captain D's segment is provided by a $20.0 million line of credit (the "Captain D's Line of Credit"). Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $4.9 million resulting in availability of approximately $15.1 million, of which $5.3 million was drawn at August 5, 2001.

Financing activities in the first forty weeks of 2000 included $48.8 million of payments on long-term debt and capital lease obligations, long-term borrowings under the Company's line of credit of $18.5 million, net payments on short-term debt of $2.2 million and cash required for debt issue costs and litigation settlements of $5.4 million.

Risk Factors

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past eight years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic. However, performance improvement efforts for the Shoney's Restaurants during the past four years did not result in sales increases and there can be no assurance that the current programs will be successful in the future. However, comparable store sales for the third quarter of 2001 only declined 0.8% and as of September 9, 2001 (five weeks into the fourth quarter) comparable store sales were positive. In recent years, the Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. During the third quarter of 2001, the Shoney's concept initiated a plan designed specifically to improve the concept's operating cash flows. The operating plan included further reduction in corporate staff, increasing the span of control for restaurant supervision, adjusting labor schedules to reduce hourly labor, lower advertising expenditures and the closure of certain under-performing restaurants. These initiatives did result in improved margins during the third quarter of 2001 and management expects the margin improvement to continue into the fourth quarter of 2001. The Company does not expect to be able to further improve Shoney's Restaurants' operating margins until it can consistently increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its credit agreements, generally is not permitted to incur additional debt and is limited to annual capital expenditures of approximately $18.5 million. Management believes the annual capital expenditures permitted under the credit agreements are sufficient for the execution of its business plan.

Based on current operating results and forecasted operating trends, it is probable that a covenant violation will occur in November 2001 under the Shoney's Mortgage Financing debt agreements. The Company has available to it remedies which may prevent probable covenant violations. Alternatively, management believes that loan covenant modifications or waivers, if required, could be obtained. Potential remedies available to the Company which may prevent covenant violations are as follows: 1) under-performing properties may be replaced by properties with better fixed charge coverage ratios, and
2) properties may be sold to franchisees or converted to rental properties if the franchise and rental income streams improve the fixed charge coverage. No assurance can be given, however, that these potential remedies will prevent probable covenant violations.

In addition, since May 21, 2001, 25 of the restaurants that the Company closed ("Closures") secure the borrowings under the Shoney's Mortgage Financing.
When the units were closed, it was the intention of the Company to sell the properties and apply the proceeds to indebtedness under the Shoney's Mortgage Financing. The Company received preliminary verbal approval from the Shoney's Mortgage Financing lender for the Closures, with a further agreement that, in addition to the debt reduction, the lender would accept a one percent (1%) prepayment penalty with respect to the debt prepaid under the Shoney's Mortgage Financing.

To date, the Company has not sold or disposed of any of the closed properties that secure the Shoney's Mortgage Financing. The Company presently has three of the properties under contract to sell. The Shoney's Mortgage Financing loan agreements provide that each property must be continuously operated, excepting a 120 day period every three years. Some of the closed units will not be sold within that 120 day period. Absent a waiver or forbearance from the Shoney's Mortgage Financing lender, the Closures would result in a default under the Shoney's Mortgage Financing as early as September 18, 2001.

The Company has been in discussions with the Shoney's Mortgage Financing lender and expects to receive agreements that the Closures will not be deemed a default under the Shoney's Mortgage Financing loan documents. The Company further expects the agreements to provide for the lender to forbear through March 14, 2002 from exercising any rights that it might have under the Shoney's Mortgage Financing loan documents resulting from the Closures. No assurances can be given that the properties will be sold on or before March 14, 2002 or that the Shoney's Mortgage Financing lenders would agree to additional waivers or forbearances. A default under the Shoney's Mortgage Financing loans would allow the lenders to accelerate payment of the loans and would have a material adverse effect upon the Company's liquidity and financial position.

Based on current operating results and forecasted operating trends, it is probable that a financial covenant violation will occur under the Captain D's Facility after October 28, 2001, the end of the current fiscal year. If the covenant violation were to occur, however, it would not be determinable until approximately when the total indebtedness under the Captain D's Facility becomes due. By that time, the Company expects to refinance this indebtedness. Accordingly, the Company does not believe that a covenant violation will cause additional material adverse consequences to the Company given the fact that the indebtedness matures on December 31, 2001. The Company can give no assurances that this indebtedness will be refinanced by this date. Without such refinancing, the Company's financial position and liquidity will be materially and adversely affected.

Historically, the Company has been able to secure financial covenant modifications when needed. However, no assurance can be given that the modifications could be obtained on terms satisfactory to the Company. If the Company were unable to prevent covenant violations or obtain modifications, the Company's financial condition, results of operations and liquidity would be materially adversely affected. The Company was in compliance with its financial covenants at the end of the third quarter of 2001.

The Company continues to focus on improving its comparable store sales, controlling food and labor costs, reducing general and administrative expenses, selling closed restaurant properties, and increasing operating cash flows. During the third quarter of 2001, operating margins improved in the Shoney's Restaurants concept. Unless the Company's efforts to increase comparable store sales in its Shoney's concept and to maintain the improvement in Shoney's operating margins are successful, the Company could continue to experience negative operating cash flows from the Shoney's concept in the future.









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

      (b) Reports on Form 8-K. The Company filed a Form 8-K dated June 11, 2001 with the Commission on June 26, 2001 to report pursuant to Item 2 the sale by the Company of Commissary Operations, Inc. The following pro forma financial information was filed pursuant to Item 7 of Form 8-K:

           (1) Unaudited Pro Forma Consolidated Condensed Balance Sheet at February 18, 2001;

           (2) Unaudited Pro Forma Consolidated Condensed Statement of Operations for the Fiscal Year Ended October 29, 2000;

           (3) Unaudited Pro Forma Consolidated Condensed Statement of Operations for the Sixteen Weeks Ended February 18, 2001; and

           (4) Notes to Unaudited Pro Forma Consolidated Condensed Financial Statements.


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

                                            SHONEY'S, INC.

Date: September 14, 2001                    By: /s/ V. Michael Payne
                                                -------------------------
                                                V. Michael Payne
                                                Chief Financial Officer,
                                                Principal Financial and Chief
                                                Accounting Officer




                             EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

10.1 Distribution Service Agreement, entered into as of November 18, 1999 and effective as of November 28, 1999, by and between Commissary Operations, Inc. and Captain D's, Inc.

10.2 Modification Agreement dated as of June 11, 2001 by and between Captain D's, Inc. and Commissary
                  Operations, Inc.

10.3 Customized Distribution Service Agreement, entered into as of October 23, 2000 and effective as of October 30, 2000, by and between Commissary
                  Operations, Inc. and Shoney's Restaurants.

10.4 Modification Agreement dated as of June 11, 2001 by and between Shoney's, Inc. and Commissary
                  Operations, Inc.

10.5 Stock Purchase Agreement, dated May 15, 2001, by and between COI Acquisition Company and Shoney's, Inc., filed as Exhibit 2 to the Company's Form 8-K dated June 11, 2001, filed with the Commission on June 26, 2001, and incorporated herein by this reference.

10.6 Severance Agreement dated as of June 19, 2001, by and between J. Michael Bodnar and Shoney's, Inc.

10.7 Agreement dated as of June 22, 2001, by and between Shoney's, Inc. and V. Michael Payne










