Form 10-K405
period 2001-10-28
SHONEYS INC
filed 2002-02-12
CIK 89902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 28, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to Form 10-K. [X]

     As of February 1, 2002, there were 49,189,709 shares of Shoney's, Inc., $1 par value common stock held by non-affiliates with an aggregate market value of $16,626,122.

     As of February 1, 2002, there were 52,031,248 shares of Shoney's, Inc., $1 par value common stock outstanding.



                                  INDEX

                                                                     Page
                                                                  Referenced
                                                                   Form 10-K
                                                                   ---------

                                  PART I
Item 1.  Business                                                      1
Item 2.  Properties                                                    5
Item 3.  Legal Proceedings                                             6
Item 4.  Submission of Matters to a Vote of Security Holders           6
Item 4A. Executive Officers of the Registrant                          6

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                           8
Item 6.  Selected Financial Data                                       9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     10
Item 7A. Quantitative and Qualitative Disclosures about Market Risk    23
Item 8.  Financial Statements and Supplementary Data                   24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                      52

                                 PART III

Item 10. Directors and Executive Officers of the Registrant            53
Item 11. Executive Compensation                                        54
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                59
Item 13. Certain Relationships and Related Transactions                60

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                   61

         Signatures                                                    63


The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Shoney's Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "could", "anticipate", "believe", or "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Risk Factors" herein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.



                                  PART I

ITEM 1. BUSINESS.

As of October 28, 2001, Shoney's, Inc., itself or through certain wholly-owned subsidiaries (collectively, in this Annual Report on Form 10-K, the "Company"), operated and franchised a chain of 951 restaurants in 27 states. The Company is a diversified food service chain that consists of Shoney's Restaurants and Captain D's restaurants. Shoney's Restaurants are family dining restaurants offering full table service and a broad menu, and Captain D's are quick-service restaurants specializing in seafood. The Company's fiscal year ends on the last Sunday in October. Fiscal year 1999 included 53 weeks compared to 52 weeks for fiscal years 2000 and 2001. All references herein to particular years refer to the Company's fiscal year unless otherwise noted.

RESTAURANT CONCEPTS

Shoney's Restaurants

Shoney's Restaurants, which began operation in 1952, are full-service, family dining restaurants, which also feature an all you care to eat food, soup and salad buffet in addition to a cook-to-order menu. The restaurants generally are open 16 hours each day except Christmas and serve breakfast, lunch and dinner. At October 28, 2001, there were 389 Shoney's Restaurants located in 22 states. Of these, 194 were Company-owned restaurants and 195 were franchised restaurants. The menu is diversified to appeal to a broad spectrum of guests' tastes and includes traditional items such as hamburgers, sandwiches, chicken, steak, seafood and desserts. Selections range in menu price from $2.99 to $10.99. The average guest check was $7.00 for Company-owned units in 2001, compared to $6.93 in 2000 and $6.58 in 1999.

In the third quarter of 2001, the Company implemented a strategy to improve operating cash flows and return the concept to its traditional image. The Company is executing this strategy by focusing on its core markets, highlighting the food buffet offerings, enhancing food quality and customer service and re-marketing the brand.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from this improvement. This process resulted in the closure of 45 Company-owned Shoney's Restaurants during 2001. In addition to these closings, the Company also sold six Shoney's Restaurants to franchisees.

During 2001, comparable restaurant sales declined 1.0% for all Company-owned Shoney's Restaurants open the entire year. This decline included the effects of a menu price increase of 4.6%. Average sales volumes for Company-owned units open the entire year were $1,526,000 in 2001, compared to $1,475,000 in 2000 and $1,497,000 in 1999. Shoney's Restaurants generally have between 120 and 180 seats and employ approximately 65 people, including management personnel. Please refer to Note 17 of the Notes to Consolidated Financial Statements for certain segment financial information.

Captain D's

Captain D's restaurants, which began operation in 1969, are quick-service seafood restaurants which offer in-store, carryout or drive-thru service. They generally are open seven days each week from 10:45 a.m. until 11 p.m. and serve lunch and dinner. There were 342 Company-owned and 220 franchised Captain D's restaurants located in 22 states at October 28, 2001. The typical Captain D's restaurant has 90 seats and employs approximately 20 people, including management personnel. Captain D's menu includes a variety of broiled, fried, and baked fish and shrimp dishes, stuffed crab, chicken and a variety of side items including corn, baked potatoes, coleslaw, tossed salads, hushpuppies and desserts. Entree selections range in menu price from $2.99 to $7.99. The average guest check for Company-owned units was $5.00, $4.87 and $4.71 in 2001, 2000 and 1999, respectively.

Captain D's has developed a new wharf-side look that lends itself to a more comfortable decor when compared to the typical quick-service look. The Montgomery, Alabama; Jackson, Mississippi and West Virginia markets were selected to evaluate the wharf-side exterior and interior package in their entirety. The employees were retrained with the focus on service and food quality. New uniforms, music, the Coastal Classics menu and televisions were also added. Some of the interior remodels were modified to provide drink stations in the dining rooms to save on labor and give a more customer-friendly feeling. Captain D's is exploring ways to reduce the cost of the remodels that do not affect the customer appeal yet provide a higher return on investment.

Captain D's opened its first "D's Express" in the fourth quarter of 2001.
The D's Express is a smaller square foot prototype that can be located at the end of a strip center shopping area. Management believes this smaller prototype will allow expansion in existing markets to achieve greater market penetration and a higher sales to investment ratio.

Training is a continued focus for Captain D's. During 1999, Captain D's implemented D's University, which teaches operational procedures, human resource issues, training modules of store procedures and other business tools. Since its inception, 521 employees have attended D's University. During 2000, Captain D's partnered with an outside firm to assist in developing a computer-based training program for all on-site store training modules. This is an interactive training tool that is intended to ensure consistent and monitored training for all levels of the workforce, from entry level through management. Management believes a focus on training provides better service to the customer and reduces turnover in Captain D's restaurants. This training tool has been installed in all Company restaurants and 80% of the current employees have trained on the program orientation module. The hospitality and food preparation module is installed, and about 79% of the current employees have completed these modules.

Captain D's management continually monitors food and labor costs. The Store Waste Attack Tool ("SWAT"), a theoretical food cost system, was implemented in 1999 and continues to be important in controlling waste and reducing food cost in the restaurant. Sales forecasting is used to project the number of labor hours needed in the restaurant to serve the guests properly. Management on a daily basis monitors hours worked to hours projected.

Comparable store sales for Company-owned units decreased 2.9% in 2001, which included the effects of a 3.6% menu price increase. The average sales volume for Company-owned Captain D's restaurants open the entire year was $856,000 in 2001, compared to $873,000 in 2000 and $857,000 in 1999. Please refer to
Note 17 of the Notes to Consolidated Financial Statements for certain segment financial information.

BUSINESS DEVELOPMENT AND FRANCHISING

The Company's current business plan for the Shoney's concept includes focusing its available personnel and capital resources on improving the operations of its existing store base. The Company closed 45 under-performing Shoney's Restaurants and sold six Company-owned Shoney's Restaurants to franchisees during 2001. These closed properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, have been actively marketed. The Company continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management considers a reasonable period of time. In addition to store closings, the Company may choose to sell certain units to franchisees. Captain D's closed six under-performing Captain D's restaurants and sold 14 Company-owned Captain D's restaurants to franchisees during 2001. The Company's lending agreements, under certain circumstances, permitted proceeds from the sale of Company

                                    2
restaurants to franchisees and surplus properties to be retained and used in the Company's operations.

The Company franchises both Shoney's and Captain D's restaurants. Franchise agreements generally have a term of 20 years and require payment of an initial franchise fee and a royalty fee based on a percentage of the franchised restaurant's sales. Franchise agreements also require restaurants to conform to the Company's standards for appearance, service, food quality and menu content.

The following table presents the change in the number of restaurants, both Company-owned and franchised, during 2001, by restaurant concept:

               AT OCTOBER 29, 2000         OPENINGS            CLOSINGS          AT OCTOBER 28, 2001
               -------------------         --------            --------          -------------------
             COMPANY FRANCHISE TOTAL   COMPANY FRANCHISE   COMPANY FRANCHISE   COMPANY FRANCHISE TOTAL
             ------- --------- -----   ------- ---------   ------- ----------  ------- --------- -----
Shoney's       245      214     459       -       7(A)     (51)(A)    (26)       194      195     389
Captain D's    360      204     564       2      16(B)     (20)(B)     (0)       342      220     562
               ---      ---   -----       -      --        ----       ----       ---      ---     ---
               605      418   1,023       2      23        (71)       (26)       536      415     951
               ===      ===   =====       =      ==        ====       ====       ===      ===     ===
(A)      Includes 6 Company-owned restaurants sold to franchisees.
(B)      Includes 14 Company-owned restaurants sold to franchisees.

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

RAW MATERIALS SOURCES AND AVAILABILITY

Prior to June 11, 2001, the Company owned Commissary Operations, Inc., ("COI"), a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. On June 11, 2001, the Company completed the sale of COI.
The Company has entered into long-term purchase agreements with COI for essentially all of its food products for both the Shoney's and Captain D's restaurant concepts. The Company believes that these contracts contain purchasing terms that are competitive in today's marketplace, but the Company will be dependent on COI for delivery of essentially all of its food products. Prior to and after the sale of COI, both restaurant concepts controlled the purchasing and delivery to COI of critical food and supply items. The Company believes that essential supplies and raw materials are available from several sources, and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements.

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

SERVICE MARKS

The Company has registered the names "Shoney's", and "Captain D's", their respective logos and certain related items and slogans as trademarks and/or service marks with the United States Patent and Trademark Office and certain foreign countries. The Company regards its service marks as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality. The Company competes with a number of national and regional restaurant chains as well as locally owned restaurants that specialize in the sale of seafood, sandwiches and other prepared foods. The restaurant business is often affected by changes in consumer taste; national, regional or local economic conditions; demographic trends; traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

SEASONALITY

The Company's business is moderately seasonal. Restaurant sales are generally higher in the second and third fiscal quarters (March through August) than in the first and fourth fiscal quarters (September through February). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions. Restaurant management labor, overhead, occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a significant impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future legislation of environmental regulations.

RESEARCH AND DEVELOPMENT

While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

EMPLOYEES

At December 23, 2001, the Company employed approximately 15,000 persons. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.




ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Company's restaurant and other properties as of October 28, 2001:

                                           NUMBER OF PROPERTIES(1)
                                           -----------------------
         USE                            TOTAL      OWNED      LEASED
         ---                            -----      -----      ------
Offices (2)                                2          2           0
Shoney's Restaurants                     194        130          64
Captain D's Restaurants                  342        234         108
                                         ---        ---         ---
                                         538        366         172
                                         ===        ===         ===

(1) In addition to the properties set forth in the table above, the Company owns or leases approximately 82 properties that are in turn leased to others, owns 35 parcels of surplus property (that include one former corporate office property), and leases 27 properties that are vacant.

(2) The Company's principal office in Nashville, Tennessee consists of two buildings of approximately 128,000 square feet on nine acres of land owned by the Company.

The following table sets forth the number of restaurants owned and/or operated by the Company, by state, as of October 28, 2001:

                            COMPANY-OWNED RESTAURANTS BY STATE

                            SHONEY'S     CAPTAIN D'S     TOTAL
                            --------     -----------     -----
Alabama                        24             57           81
Arkansas                        3             11           14
Florida                        12             16           28
Georgia                        12             47           59
Illinois                                       5            5
Indiana                                        8            8
Kentucky                       18             17           35
Louisiana                      23                          23
Maryland                        1                           1
Mississippi                    15             17           32
Missouri                        9             17           26
North Carolina                  8              7           15
Ohio                            4             21           25
Oklahoma                                      12           12
South Carolina                  8             18           26
Tennessee                      30             63           93
Texas                                          8            8
Virginia                        7              4           11
West Virginia                  20             14           34
                              ---            ---          ---
Total                         194            342          536
                              ===            ===          ===
LEASES

     Most of the leases for the Company's restaurant properties are for periods of approximately 15 years, usually with renewal options ranging from 5 to 15 years. They provide for minimum rentals, totaling approximately $6.5 million in 2001, net of sublease rentals, plus an amount equal to a percentage of sales, generally 3% to 6% in excess of an agreed sales volume. The Company also is required to pay property taxes, maintenance and insurance under most of the leases. Approximately 120 of the restaurant leases (70%) expire prior to October 31, 2006; however, approximately 105 of these restaurant leases (88% of the 120 leases) provide for renewal options. Notes 8 and 10 on pages 37-42 and 46 of the Notes to Consolidated Financial Statements of Item 8 in this Annual Report on Form 10-K are incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS

     Although the Company is a party to legal proceedings incidental to its business, in the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 2001, there were no matters submitted to a vote of security holders.

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

      NAME                              OFFICE                            AGE
      ----                              ------                            ---
William M. Wilson      Chairman of the Board and President                 53
V. Michael Payne       Chief Financial Officer                             50
F.E. McDaniel, Jr.     Secretary, Treasurer and General Counsel            46
Bernard W. Gray        Chief Information Officer                           54
Richard K. Arras       President and Chief Executive Officer - Shoney's    50
                       Restaurants
Ronald E. Walker       President and Chief Operating Officer -             51
                       Captain D's, Inc.

     Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

     MR. WILSON has served as Chairman of the Board since May 8, 2001, and additionally as President since June 19, 2001. Mr. Wilson, since 1984, has served as President of Cherokee Equity Corporation, an investment holding company. Since 1979, Mr. Wilson has also served as President of Cherokee Properties, Inc., a real estate investment company.

     MR. PAYNE has served as Chief Financial Officer since June 2001 and previously as Senior Vice President and Controller since March 1998. He was initially employed with the Company in May 1973 and, since that time, has served the Company in various capacities including staff accountant, chief accountant and payroll supervisor, and corporate controller. In 1992, he was promoted to Vice President and Controller and served the Company in that capacity until July 1995. From July 1995 until March 3, 1998, Mr. Payne was not employed with the Company. He served as a financial consultant from July 1995 to June 1996 and served as Director of Accounting and Financial Reporting for Coventry Corporation from June 1996 to March 2, 1998.

     MR. MCDANIEL has served in various positions since joining the Company in 1981. He was elected Assistant Secretary in December 1984 and Secretary in August 1988 and was elected to the additional position of Treasurer in December 1992. In March 1994, he was named a Vice President of the Company and was named Senior Vice President, Secretary and Treasurer in October 1996. In December 1997, he was named Chief Administrative Officer, Secretary and General Counsel. In December 1998, he was named Secretary and General Counsel. In February 2000, he was named Vice President of Finance, and served in that capacity until his election to the offices of Secretary, Treasurer and General Counsel in June 2001.


     MR. GRAY first joined the Company in April 1994 and served as Vice President- Management Information Systems until October 1997. Mr. Gray had formerly served as Systems Development Manager from July 1992 to April 1994 with The Park City Group. In October 1997, Mr. Gray joined Podiatry Insurance Corporation of America as Chief Information Officer. Mr. Gray rejoined the Company in December 1997 and was named Chief Information Officer.

     MR. ARRAS joined the Company in April 2000 as President and Chief Executive Officer of Shoney's Restaurants. Prior to joining the Company, he served as a restaurant consultant from December 1999 through March 2000. From October 1998 to November 1999, he served as President and Chief Operating Officer of Cracker Barrel Old Country Store, Inc. He served as President and Chief Operating Officer of Perkins Family Restaurants from December 1988 to October 1998.

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

















                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently is traded on the Over-the-Counter Bulletin Board under the symbol "SHOY". Prior to July 12, 2000, the common stock was traded on the New York Stock Exchange under the symbol "SHN". Quotations provided subsequent to July 12, 2000 reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table sets forth the high and low trading quotes of the Company's common stock as reported by the Over-the-Counter Bulletin Board or the New York Stock Exchange, as applicable, during each of the fiscal quarters of the 2001 and 2000 fiscal years:

                                             STOCK             STOCK
                                             MARKET            MARKET
                                              HIGH              LOW
                                              ----              ---
      2001
      First Quarter                           1.01              0.28
      Second Quarter                          1.33              0.65
      Third Quarter                           0.89              0.61
      Fourth Quarter                          0.65              0.25


      2000
      First Quarter                           1.50              1.06
      Second Quarter                          1.13              0.63
      Third Quarter                           1.63              0.47
      Fourth Quarter                          1.06              0.44

There were 8,522 shareholders of record of the Company's Common Stock as of February 1, 2002.

The Company has not paid a dividend on its common shares since 1988. The Company currently intends to retain all earnings to support the Company's restaurant concepts and to retire its outstanding debt obligations. The Company's senior debt issues prohibit dividends and distributions on common stock. See "Liquidity and Capital Resources" contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and "Loan Covenants" contained in Note 8 to the Notes to Consolidated Financial Statements herein.













ITEM 6. SELECTED FINANCIAL DATA


                               FIVE YEAR FINANCIAL SUMMARY
                (IN THOUSANDS EXCEPT PER SHARE DATA AND NUMBER OF RESTAURANTS)

FISCAL YEAR ENDED OCTOBER              2001       2000       1999        1998         1997
-------------------------              ----       ----       ----        ----         ----

Revenues                            $ 665,508  $ 718,076  $  857,407  $  974,482  $ 1,028,339
Costs and expenses
  Cost of sales                       582,131    631,228     746,522     874,983      915,553
  General and administrative           52,487     60,043      71,997      81,885       78,950
  Interest expense                     33,713     36,429      42,159      48,477       45,016
  Litigation settlement                                       14,500       3,500
  Impairment of long-lived assets       4,969     15,221      18,422      46,124       48,446
  Restructuring expense                 1,267      1,032       4,020       9,755        1,301
                                    ---------- ---------- ----------- ----------- ------------

Loss from continuing
  operations before income taxes
  and extraordinary gain (loss)        (9,059)   (25,877)    (40,213)    (90,242)     (60,927)
Income taxes (benefit)                   (317)      (796)     (1,413)     22,832      (18,550)
                                    ---------- ---------- ----------- ----------- ------------
Loss from continuing operations
  before extraordinary gain (loss)     (8,742)   (25,081)    (38,800)   (113,074)     (42,377)
Discontinued operations, net of
  income taxes                           (212)     2,251       9,973       6,785        6,666
Gain (loss) on sale of discontinued
  operations, net of income taxes      (3,929)       489
Extraordinary gain (loss) on early
  extinguishment of debt, net of
  income taxes                                    82,477                  (1,415)
                                    ---------- ---------- ----------- ----------- ------------
Net income (loss)                   $ (12,883) $  60,136  $  (28,827) $ (107,704) $   (35,711)
                                    ========== ========== =========== =========== ============
Weighted average shares outstanding
  (diluted)                            51,550     50,427      49,339      48,666       48,540
Per share data--diluted
  Loss from continuing operations
   before extraordinary gain (loss) $   (0.17) $   (0.50) $    (0.79) $    (2.32) $     (0.96)
Net income (loss)                   $   (0.25) $    1.19  $    (0.58) $    (2.21) $     (0.74)
Dividends                                  --         --          --          --           --
Total assets                        $ 254,257  $ 311,849  $  382,455  $  504,582  $   627,087
Long-term debt and obligations
 under capital leases               $ 240,024  $ 263,342  $  357,928  $  442,293  $   463,357
Shareholders' deficit               $ (99,572) $ (85,987) $ (147,137) $ (119,487) $   (12,345)
Number of restaurants at year-end
   Company-owned                          536        605         629         773         867
   Franchised                             415        418         463         472         494
                                    ---------- ---------- ----------- ----------- -----------
 Total restaurants                        951      1,023       1,092       1,245       1,361
                                    ========== ========== =========== =========== ===========







ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. During the second quarter of 2000, the Company sold its Pargo's restaurants and made the decision to either close or sell its remaining Fifth Quarter restaurants. On May 25, 2001, the Company announced the execution of a definitive agreement to sell its wholly-owned subsidiary, Commissary Operations, Inc. ("COI"), and on June 11, 2001, the Company sold its COI common shares for cash consideration of $9.0 million less expenses. As a result, the Company has presented the casual dining and COI lines of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. Fiscal 1999 consisted of 53 weeks and fiscal 2001 and 2000 consisted of 52 weeks.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenues for the last three fiscal years are as follows:

                                      FISCAL YEAR ENDED
                       -----------------------------------------------
(IN MILLIONS)          OCTOBER 28,       OCTOBER 29,       OCTOBER 31,
                          2001              2000              1999
                       ------------      -----------       -----------
Net sales                $ 640.7           $ 694.5           $ 821.8
Franchise fees              12.6              14.5              15.2
Other income                12.2               9.1              20.4
                         -------           -------           -------
                         $ 665.5           $ 718.1           $ 857.4
                         =======           =======           =======

Changes in restaurants for 2001 and 2000 are as follows:


                 OCTOBER 28, RESTAURANTS RESTAURANTS OCTOBER 29, RESTAURANTS RESTAURANTS OCTOBER 31,
                    2001       OPENED      CLOSED       2000       OPENED      CLOSED       1999
                 -----------------------------------------------------------------------------------
Shoney's
  Company-owned      194          -          51(1)       245          -          22(3)       267
  Franchised         195          7(1)       26          214         14(3)       58          258
                     ---         --          --        -----         --          --        -----
                     389          7          77          459         14          80          525
Captain D's
  Company-owned      342          2          20(2)       360          1           3          362
  Franchised         220         16(2)        0          204          2           3          205
                     ---         --          --        -----         --          --        -----
                     562         18          20          564          3           6          567
                     ---         --          --        -----         --          --        -----
                     951         25          97        1,023         17          86        1,092
                     ===         ==          ==        =====         ==          ==        =====

(1)  Includes 6 restaurants sold to franchisees
(2)  Includes 14 restaurants sold to franchisees
(3)  Includes 12 restaurants sold to franchisees




Consolidated revenues in 2001 declined $52.6 million or 7.3%. Consolidated revenues in 2000 declined $139.3 million or 16.2%. The components of the change in consolidated revenues during 2001 and 2000 are summarized as follows:
                                                           (IN MILLIONS)
                                                         2001         2000
                                                         ----         ----
Sales from restaurants opened or temporarily closed    $   3.3      $   (0.5)
Higher menu prices                                        24.6          36.1
Sales at prior year prices                               (36.3)        (36.5)
Closed restaurants                                       (46.0)       (112.0)
Restaurant sales for fifty-third week                       (-)        (12.9)
Other revenues                                             0.6          (1.5)
Franchise revenues                                        (1.9)         (0.7)
Other income                                               3.1         (11.3)
                                                       --------     ---------
  Total                                                $ (52.6)     $ (139.3)
                                                       ========     =========

Net Sales - The declines in net sales in 2001 and 2000 were primarily attributable to the closing of Company-owned restaurants, the decline in comparable store sales and the fifty-third week in 1999. Comparable restaurant sales of all of the Company's restaurant concepts declined 2.0%, 0.1% and 1.0% in 2001, 2000 and 1999, respectively. These results included menu price increases of 4.2%, 5.4% and 4.0% in 2001, 2000 and 1999, respectively.

Franchising - Franchise revenues decreased by approximately $1.9 million in 2001 and by approximately $0.7 million in 2000. The decrease in franchise revenue in 2001 was primarily attributable to the lower number of Shoney's franchised restaurants in operation. The decrease in franchise revenue in 2000 was attributable to the fifty-third week in 1999 and the lower number of franchised restaurants in operation.

Other Income - Other income increased $3.1 million in 2001 when compared to 2000 due primarily to an increase of $2.7 million in gains on asset sales and higher rental income. Other income decreased $11.3 million in 2000 due to a decrease of $11.3 million in gains on asset sales.

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues for the last three fiscal years is shown below:

                                  2001       2000       1999
                                  ----       ----       ----
Food and supplies                 34.1%      34.8%      34.2%
Restaurant labor                  31.5%      31.2%      30.8%
Operating expenses                21.9%      21.9%      22.1%
                                  ---------------------------
  Total cost of sales             87.5%      87.9%      87.1%
                                  ===========================

Fluctuations in other income year to year affects the consolidated costs and expenses when stated as a percentage of sales. Excluding the effects of other income, food and supplies costs as a percentage of revenues decreased 0.5% in 2001 and increased by 0.2% in 2000 when compared to the prior year. The decline in 2001 was principally a result of higher menu prices and continuing benefits from the implementation of theoretical food costs systems in both Shoney's and Captain D's. Food and supplies costs, as a percentage of restaurant sales, declined in Shoney's and Captain D's in 2001. The increase, as a percentage of sales, in 2000 was primarily the result of increased food costs, as a percentage of sales, in the Shoney's segment.

Excluding the effects of other income, consolidated restaurant labor increased 0.5% and 0.1% as a percentage of revenues in 2001 and 2000, respectively, when compared to the prior year. The increase in restaurant labor, as a percentage of sales, in 2001 was attributable to higher labor cost at the restaurant level and the decline in comparable store sales. Restaurant labor, as a percentage of restaurant sales, increased in both Shoney's and Captain D's in 2001. The increase in restaurant labor, as a percentage of sales in 2000, was primarily attributable to increased labor cost as a percentage of sales in both Shoney's and Captain D's. Wage rates increased during each of these periods as a result of low unemployment conditions in many markets and a very competitive restaurant labor market. During 2000, the Company increased the staffing levels at its Shoney's Restaurants in an effort to achieve the desired level of customer service as one means by which to attempt to reverse the comparable store sales trend. The Company expects continued upward pressure on consolidated restaurant labor until meaningful improvements in consolidated comparable restaurant sales are achieved.

Excluding the effects of other income, consolidated operating expenses increased 0.1% as a percentage of revenues in 2001 as compared to the prior year. The increase in consolidated operating expenses, as a percentage of sales in 2001, was primarily the result of higher utilities partially offset by lower depreciation and lower insurance expense. The decline in insurance expense is primarily the result of a change in estimate of previously accrued workers compensation and general liability insurance that reduced operating expenses by $3.3 million in 2001, $1.5 million of which was recorded in the fourth quarter. Excluding the effects of other income, operating expenses declined 0.5%, as a percentage of sales in 2000, as a result of lower depreciation, utilities and advertising expenses.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues for the last three fiscal years is shown below:

                                  2001        2000        1999
                                  ----        ----        ----
Consolidated general and
  administrative expenses         7.9%        8.4%        8.4%
Consolidated interest expense     5.1%        5.1%        4.9%

Excluding the effects of other income, consolidated general and administrative expenses, as a percentage of revenues, decreased 0.5% and 0.1% during 2001 and 2000, respectively, when compared to the previous year. The decline in consolidated general and administrative costs in 2001 was primarily due to lower salaries and related expenses resulting from a concentrated effort to lower administrative costs. General and administrative expenses in 2001 were also reduced as a result of the elimination of a $1.1 million reserve for estimated legal expenses to defend potential legal claims incurred in the acquisition of TPI Enterprises, Inc. ("TPI"). The decline in consolidated general and administrative expenses, as a percentage of sales, in 2000 was primarily due to lower legal fees subsequent to the settlement of certain employment litigation in 1999.

Consolidated interest expense declined $2.7 million in 2001 compared to 2000. The reduction in interest expense in 2001 is principally the result of lower debt outstanding in 2001 primarily due to the repurchase of approximately 90% of the Company's subordinated debt on September 6, 2000 and the related refinancing. The effect of the decrease in debt in 2001 was partially offset by higher interest rates on the new indebtedness. Consolidated interest expense declined $5.7 million in 2000 when compared to 1999, primarily resulting from lower senior debt outstanding for the first forty weeks of 2000 and the repurchase of the subordinated debt in September 2000.

The Company incurred asset impairment charges of $5.0 million, $15.2 million and $18.4 million, in 2001, 2000 and 1999, respectively. Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") requires restaurant companies to evaluate the recoverability of long-lived assets on an individual restaurant basis. When a determination is made that the carrying value of our asset is not recoverable, it is written down to its estimated fair value. The asset impairment charges recorded in 2001, 2000 and 1999 were primarily the result of continued declines in comparable store sales and operating margins at the Company's Shoney's Restaurants when compared to the prior year. Shoney's Restaurants accounted for asset impairment charges of $2.2 million, $11.3 million and $15.6 million, in 2001, 2000 and 1999, respectively. Impairment charges of $1.3 million, $2.1 million and $2.7 million, in 1999, 2000 and 2001, respectively, related to assets held for sale. If the Company's Shoney's Restaurants continue to experience declines in comparable store sales and operating margins, the Company will incur additional asset impairment charges in the future.


The Company has recorded restructuring charges, primarily attributable to exit costs incurred when the decision to close a leased restaurant is made, for the accrual of remaining leasehold obligations, net of anticipated sublease rental income. The Company recorded $1.8 million of restructuring charges in 2001 for the accrual of remaining leasehold obligations on restaurants closed in 2001. Also during 2001, the Company revised its estimate of previously accrued exit costs downward by $0.5 million. The change in estimate in 2001 was the result of assigning or terminating certain leases on terms more favorable than the Company originally estimated. The Company recorded approximately $1.0 million of restructuring charges in 2000 primarily for remaining leasehold obligations on restaurants closed in 2000. The Company recorded approximately $5.7 million of restructuring charges in 1999 primarily for remaining leasehold obligations on stores closed in 1999, net of estimated sublease income. In addition, during 1999, the Company revised its estimate of previously accrued exit costs downward by $1.7 million. The change in estimate in 1999 was the result of assigning certain leases on terms more favorable to the Company than originally projected.

Management continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management believes is a reasonable time period. In the event management elects to close additional restaurants during 2002, the Company will incur additional restructuring charges.

On March 20, 1999, the Company agreed to the material terms of a global settlement in three class action lawsuits which alleged that the Company had violated certain provisions of the Fair Labor Standards Act (see Note 12 to the Consolidated Financial Statements and Liquidity and Capital Resources). The Company agreed to pay $18.0 million in exchange for the dismissal of all three cases with prejudice and a release by the plaintiffs relating to the subject matter of the cases. As a result of the settlement, the Company recorded a litigation settlement charge of $14.5 million in the first quarter of 1999 ($3.5 million had been recorded previously in the fourth quarter of 1998).

The Company had an effective tax rate of 2.4% in 2001, primarily due to an increase of $2.7 million in the valuation allowance against the Company's gross deferred tax assets. The effective tax rate of 1.5% in 2000 was attributable to a decrease in the valuation allowance against the Company's gross deferred tax assets of $26.0 million and the utilization of net operating loss carryforwards. The effective tax rate in 1999 of 3.8% was primarily attributable to the reversal of certain deferred tax assets acquired in the purchase of TPI, which subsequently were fully reserved. Also during 1999, the Company increased its valuation allowance against the Company's gross deferred tax assets by $5.3 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of October 28, 2001, the Company increased the valuation allowance for gross deferred tax assets. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

On September 6, 2000, the Company completed a refinancing of approximately $248.3 million in connection with a repurchase of approximately 90% of its outstanding subordinated indebtedness for an aggregate price of approximately
$71.8 million.   Consummation of the debt repurchase and the refinancing
resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million, net of expenses and taxes, in the Company's fourth quarter of 2000.




OPERATING SEGMENTS
Shoney's Restaurants


                                                             FISCAL YEAR ENDED
                                                ---------------------------------------------
($ IN THOUSANDS EXCEPT COMPARABLE STORE         OCTOBER 28,     OCTOBER 29,     OCTOBER 31,
 DATA AND GUEST CHECK AVERAGE)                     2001            2000            1999
                                                ---------------------------------------------
Restaurant sales                                 $ 336,462       $ 376,623       $ 500,041
Franchise revenues                                   6,700           9,053           9,623
Other revenues                                       9,412           1,937           2,808
                                                 -------------------------------------------
  Total Shoney's revenues                          352,574         387,613         512,472
Expenses                                           347,917         394,227         516,254
                                                 -------------------------------------------
EBIT (as defined) (b)                            $   4,657       $  (6,614)      $  (3,782)
                                                 ===========================================
Average sales volume (a)                         $   1,526       $   1,475       $   1,497
Comparable store sales decrease (a)                   (1.0%)          (1.8%)          (3.6%)
Average guest check (a)                          $    7.00       $    6.93       $    6.58
Operating restaurants at year-end:
  Company-owned                                        194             245             267
  Franchised                                           195             214             258
                                                 -------------------------------------------
    Total                                              389             459             525
                                                 ===========================================

(a) Prior year amounts have not been restated for comparable restaurants
(b) EBIT, which, when that term is used in this Annual Report on Form 10-K, means income before asset impairment charges, restructuring charges and litigation settlements. Effective with the first quarter of 2001, the Company began allocating its general corporate or Restaurant Support Center ("RSC") overhead expenses to its operating segments. All prior periods have been restated. In addition, in 2001, certain asset gains or losses may be recognized in segment EBIT as defined where previously all gains or losses had been reported in "corporate and other". (See Note 17--Segment Information). Gains or losses on asset sales presented in segment information represent internal presentation and may not equal gains and losses as presented in GAAP. The Company's corporate and other income and expenses consist primarily of gains from the sale of property and equipment, rental income, interest income and miscellaneous income or expense and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes and restructuring charges or EBIT as defined.










Shoney's concept total revenue declined $35.0 million, or 9.0%, and $124.9 million, or 24.4%, in 2001 and 2000, respectively, when compared to the previous year. The components of the change in the Shoney's concept revenue are summarized as follows:

(IN MILLIONS)                                             2001       2000
                                                       ---------------------
Sales from restaurants opened or temporarily closed    $   0.7    $      --
Higher menu prices                                        13.9         24.1
Closed or sold restaurants                               (37.8)      (109.7)
Sales at prior year prices                               (16.9)       (30.5)
Sales from fifty-third week                                 --         (7.3)
                                                       ---------------------
   Total change in restaurant sales                      (40.1)      (123.4)
Franchise revenues                                        (2.4)        (0.6)
Other revenues                                             7.5         (0.9)
                                                       ---------------------
Total                                                  $ (35.0)   $  (124.9)
                                                       =====================

Revenues were significantly reduced by the closing of 45, 10 and 123 under-performing Company-owned restaurants in 2001, 2000 and 1999, respectively. The change in revenues in 2000 was also affected by the fifty-three week year in 1999. In addition, six, 12 and 19 Company-owned restaurants were sold to franchisees in 2001, 2000 and 1999, respectively. Sales and EBIT as defined for Shoney's Restaurants closed or sold are as follows:

                                                  2001                2000                  1999

                                                      EBIT AS              EBIT AS               EBIT AS
(IN THOUSANDS)                               SALES    DEFINED     SALES    DEFINED     SALES     DEFINED
                                           ---------------------------------------------------------------
Stores closed during 2000 and prior years  $     --  $   (232)  $ 15,258  $ (2,773)  $ 124,928  $ (15,594)
Stores closed during 2001                    40,418    (5,285)    63,019    (5,072)     68,274       (729)
                                           ---------------------------------------------------------------
Total                                      $ 40,418  $ (5,517)  $ 78,277  $ (7,845)  $ 193,202  $ (16,323)
                                           ===============================================================

Management believes that the decline in comparable restaurant sales at its Shoney's Restaurants is the result of numerous factors including increased competition and the lingering effects of the Company's loss of operational focus. Franchise revenue decreased $2.4 million in 2001 and $0.6 million in 2000 when compared to the prior year. The decline in franchise revenue in 2001 was primarily the result of a lower number of franchise restaurants in operation and a decline of 1.8% in franchise comparable store sales. The decline in franchise revenue in 2000 was primarily the result of a lower number of franchise restaurants in operation and the fifty-three week year in 1999. Other revenues increased $7.5 million in 2001 when compared to 2000, primarily due to gains on asset sales of $5.9 million in 2001 compared to no gains in 2000 and higher rental income. Other revenues declined $0.9 million in 2000 compared to 1999.

Expenses declined $46.3 million, or 11.7%, in 2001 when compared to 2000. Expenses as a percentage of revenues were 98.7% in 2001 compared to 101.7% in 2000. As a percentage of revenues, food and supplies costs, operating expenses, multi-unit supervisory expenses and RSC expenses declined and restaurant labor increased slightly.

Expenses in 2000 declined $122.0 million, or 23.6%, compared to 1999. Expenses as a percentage of revenues were 101.7% in 2000 compared to 100.7% in 1999. As a percentage of revenues, food and supplies costs, restaurant labor, operating expenses, and multi-unit supervisory expenses all increased.

As a result of the above, EBIT for Shoney's Restaurants increased $11.3 million and declined $2.8 million in 2001 and 2000, respectively.

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

CAPTAIN D'S RESTAURANTS

                                                              FISCAL YEAR ENDED
                                                   -----------------------------------------
($ IN THOUSANDS EXCEPT COMPARABLE STORE DATA       OCTOBER 28,    OCTOBER 29,    OCTOBER 31,
 AND GUEST CHECK AVERAGE)                             2001           2000           1999
                                                   -----------------------------------------
Restaurant sales                                    $ 300,415      $ 314,671      $ 316,996
Franchise revenues                                      5,927          5,432          5,494
Other revenues                                          3,033            265            364
                                                    ----------------------------------------
  Total Captain D's revenues                          309,375        320,368        322,854
Expenses                                              285,650        293,874        295,463
                                                    ----------------------------------------
EBIT (as defined) (b)                               $  23,725      $  26,494      $  27,391
                                                    ========================================

Average sales volume (a)                            $     856      $     873      $     857
Comparable store sales increase (decrease)(a)            (2.9%)          2.0%           2.6%
Average guest check (a)                             $    5.00      $    4.87      $    4.71
Operating restaurants at year-end:
  Company-owned                                           342            360            362
  Franchised                                              220            204            205
                                                    ----------------------------------------
    Total                                                 562            564            567
                                                    ========================================

(a)  Prior year amounts have not been restated for comparable restaurants
(b) See Note (b) under "Operating Segments-Shoney's Restaurants" on page 14 hereof.

Captain D's total revenues declined $11.0 million, or 3.4%, and decreased $2.5 million, or 0.8%, in 2001 and 2000, respectively, when compared to the prior year. The components of change in Captain D's concept revenues are summarized as follows:


(IN MILLIONS)                                            2001         2000
                                                       ---------------------
Sales from restaurants opened and temporarily closed   $   2.6       $ (0.5)
Higher menu prices                                        10.7         12.0
Closed or sold units                                      (8.2)        (2.3)
Sales at prior year prices                               (19.4)        (6.0)
Sales from fifty-third week                                 --         (5.5)
                                                       --------      -------
   Total change in restaurant sales                      (14.3)        (2.3)
Franchise revenues                                         0.5         (0.1)
Other revenues                                             2.8         (0.1)
                                                       --------      -------
Total                                                  $ (11.0)      $ (2.5)
                                                       ========      =======

Revenue comparisons were affected by higher menu prices, the change in comparable store sales, the closing of four, three and six under-performing Company-owned restaurants in 1999, 2000 and 2001, respectively, and the fifty-three week year in 1999. In addition, during 2001, 14 Company-owned Captain D's were sold to franchisees. Sales and EBIT as defined for Captain D's restaurants closed or sold are as follows:




                                     16


                                                2001               2000             1999
                                                    EBIT AS            EBIT AS          EBIT AS
(IN THOUSANDS)                              SALES   DEFINED    SALES   DEFINED   SALES  DEFINED
                                           -----------------------------------------------------
Stores closed during 2000 and prior years  $    --  $  (12)  $  1,457  $ (90)  $  3,755  $ (318)
Stores closed or sold during 2001            7,403    (338)    14,125    267     14,013     208
                                           -----------------------------------------------------
Total                                      $ 7,403  $ (350)  $ 15,582  $ 177   $ 17,768  $ (110)
                                           =====================================================

Management attributes part of the decline in comparable restaurant sales during 2001 to price increases implemented during fiscal 2000. As a result of the continued decline in customer traffic, Captain D's began promoting certain value-driven meals and other promotional items in an effort to reverse the comparable store sales trends. Comparable store sales improved in the fourth quarter of 2001 compared to the earlier periods of 2001 and increased 2.7% for the first twelve weeks of fiscal 2002. Franchise revenues increased $0.5 million in 2001 and declined $0.1 million in 2000 when compared to the prior year. The increase in franchise revenues in 2001 is primarily due to the initial fees from the sale of 14 Company-owned restaurants to franchisees. Other revenues increased $2.8 million in 2001 when compared to the prior year, primarily due to $2.3 million of gains on asset sales in 2001 compared to no gains in 2000 and higher rental income. Other revenues declined $0.1 million in 2000 when compared to 1999.

Expenses declined $8.2 million, or 2.8%, in 2001 when compared to 2000. Expenses as a percentage of revenues were 92.3% in 2001 compared to 91.7% in 2000. As a percentage of sales, decreases in food and supplies costs and RSC expenses were more than offset by increases in restaurant labor, operating expenses and multi-unit supervisory costs.

Expenses decreased $1.6 million, or 0.5%, in 2000 when compared to 1999. Expenses as a percentage of revenues were 91.7% in 2000 compared to 91.5% in 1999. As a percentage of sales, declines in food and supplies costs were more than offset by increases in restaurant labor, operating expenses and multi-unit supervisory costs.

As a result of the above, EBIT for Captain D's restaurants decreased $2.8 million and $0.9 million in 2001 and 2000, respectively, when compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due, as the Company's credit facilities include lines of credit that are available to cover short term working capital requirements.

Cash provided by continuing operating activities declined $3.9 million in 2001 compared to 2000. The decline in cash provided by continuing operating activities in 2001, when compared to 2000, was primarily the result of the decline in operating income from restaurant operations, lower depreciation and amortization and the decline in non-cash interest expense on the Company's zero coupon convertible debentures. The use of cash by operating assets and liabilities in 2001 was primarily the result of a reduction of accrued expenses and deferred income and other liabilities. Cash provided by discontinued operating activities decreased by $5.2 million in 2001 when compared to 2000. The decrease in cash provided by discontinued operating activities in 2001 was primarily the result of lower operating income from COI and the decline in inventory at COI during 2000.

Cash provided by continuing operating activities declined by $23.7 million in 2000 when compared to 1999. Net income of $60.1 million in 2000 resulted primarily from an $82.5 million noncash extraordinary gain on the early extinguishment of debt, partially offset by asset impairment charges of $15.2 million. Cash provided from continuing operations in 2000 was negatively affected by the decline in operating income from the Company's Shoney's Restaurants, lower depreciation and amortization and by cash required by other liabilities and accrued expenses. Cash provided by discontinued operating activities increased by $5.3 million in 2000 when compared to 1999. The increase in cash provided by discontinued operating activities was primarily the result of a reduction of inventory and an increase in accounts payable partially offset by a decline in operating income of COI.

Cash provided by continuing operating activities during 1999 was $30.0 million. The net loss of $28.8 million for 1999 resulted primarily from pre-tax noncash asset impairment charges of $18.4 million and the $14.5 million litigation settlement charge. Cash provided from continuing operations was negatively affected by the decline in operating income from the Company's Shoney's Restaurants, lower depreciation and amortization and by cash required by accounts payable and accrued expenses partially offset by the one time decline in refunded income taxes. Cash provided by discontinued operating activities was $7.0 million in 1999.

Cash provided by continuing investing activities during 2001 was $9.6 million. In addition, during 2001, the Company received cash proceeds of $27.8 million, primarily from the sale of closed restaurant locations and rental properties. Cash used for property and equipment additions in 2001 was $12.7 million and cash used for other assets was $5.5 million. Cash used by other assets of $5.5 million was primarily the result of $6.8 million of cash deposits into a cash collateral account as required by the Shoney's Line of Credit partially offset by the redemption of certain insurance policies for their cash surrender values.

Cash provided by continuing investing activities in 2000 was $5.8 million. During 2000, the Company received $28.8 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions was $21.8 million and cash used for other assets was $1.2 million.

Cash provided by continuing investing activities in 1999 was $43.4 million. During 1999, the Company received $70.7 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions in 1999 was $25.6 million and cash used for other assets was $1.7 million.

Cash provided by discontinued investing activities was $8.1 million, $11.5 million and $2.5 million in 2001, 2000 and 1999, respectively. Cash provided by discontinued investing activities in 2001 was primarily the result of the sale of COI. Cash provided by discontinued investing activities in 2000 and 1999 was primarily the result of the sale of the casual dining concept.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 1999, the Company has closed or sold 242 under-performing restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties, rental properties and leasehold interests, have been sold or are being actively marketed.

Cash used by continuing financing activities was $23.8 million, $51.5 million and $88.2 million in 2001, 2000 and 1999, respectively. In 2001, continuing financing activities included net payments on long-term debt of $21.9 million and $1.9 million of payments for debt issue costs.

On September 6, 2000, the Company repurchased approximately 90% of its then outstanding subordinated debentures. Consummation of this repurchase and the related refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million, net of expenses and taxes, in the Company's fourth quarter of 2000.

At the time of the debenture repurchase and related refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). In the Reorganization, substantially all of the assets comprising the Company's Captain D's operations were transferred to Captain D's, Inc., a wholly-owned subsidiary of the Company. The Reorganization of the Company operations allowed the Company's operating segments (Shoney's and Captain D's) to be separately financed. As a result of the Reorganization and the refinancing of the Company's senior indebtedness, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The Company's credit agreements generally prohibit the movement of cash and other assets between the operating segments except for payments under certain tax sharing arrangements and payments for administrative services. Effective January 24, 2002, under certain circumstances, Captain D's, Inc. is allowed to make distributions of up to $5.0 million to the Company. (See "Recent Developments").

Financing activities in 2000 included $261.8 million of borrowings under the Company's credit agreements and $284.5 million of payments on indebtedness that included $201.5 million of payments under the previously existing credit facility that was refinanced, $71.8 million of payments for the subordinated debentures repurchased, $2.3 million of payments on capital leases and other debt and $9.0 million of payments on the new debt incurred in the refinancing. Financing activities for 2000 also included $3.7 million of payments on litigation settlements and $14.2 million of payments for debt issue costs.

Financing activities in 1999 included $84.3 million of payments on senior indebtedness, $14.6 million of payments on litigation settlements and net borrowings under the Company's line of credit of $10.9 million. Of the $84.3 million of payments on senior indebtedness, $70.5 million was from the sale of property and equipment, $10.1 million was scheduled payments and $3.7 million was prepayments of scheduled fiscal 2000 payments.

On March 20, 1999, the parties to three lawsuits that had been provisionally certified as class actions agreed to the material terms of a global settlement of the cases. The settlement agreement, which was executed by the parties to the litigation on June 24, 1999, required the Company to pay $18.0 million as follows: $11.0 million upon Court approval of the settlement and dismissal of the cases, $3.5 million on October 1, 1999 and $3.5 million on March 1, 2000. As a result of the settlement, the Company recorded a charge of $14.5 million in the first quarter ended February 14, 1999, which was in addition to a $3.5 million charge recorded in the fourth quarter of 1998. On July 14, 1999, October 1, 1999, and March 1, 2000 the Company paid $11 million, $3.5 million and $3.5 million, respectively, into a qualified settlement fund in accordance with the Court-approved settlement, utilizing funds from the Company's refunded income taxes and general working capital.

The Company's credit agreements are secured by substantially all of the Company's assets. The debt agreements (1) require satisfaction of certain financial ratios and tests; (2) impose limitations on capital expenditures;
(3) limit the ability to incur additional debt and contingent liabilities;
(4) prohibit dividends and distributions on common stock (provided, however, that effective January 24, 2002, under certain circumstances, Captain D's, Inc. is allowed to make certain distributions of up to $5.0 million to the Company); (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

The Company's senior debt structure requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity is provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit") which, as a result of the receipt of the extension of the September 6, 2002 maturity date on February 11, 2002, has a termination date of November 29, 2002. The Company had agreed to sell during fiscal 2001 up to $10.0 million of properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the Shoney's Line of Credit and permanently reduce the availability. As of October 28, 2001, the Company had sold $13.4 million of the designated collateral properties resulting in $30.0 million of aggregate availability under the Shoney's Line of Credit. Availability under the Shoney's Line of Credit is further reduced by outstanding letters of credit of approximately $24.3 million, resulting in approximately $5.7 million of availability of which none was drawn at October 28, 2001. Subsequent to the September 2000 debenture repurchase and related refinancing, liquidity for the Shoney's segment was enhanced by proceeds of $15.0 million from certain asset sales that the Company was allowed to retain for its working capital needs. The terms of the Shoney's Line of Credit allowed the Company to use the cash proceeds from the sale of COI towards the $15.0 million retention for working capital and required the Company, at its option, to apply the excess ($2.8 million) to either repay debt and permanently reduce the Shoney's Line of Credit or cash collateralize the Shoney's Line of Credit. As of October 28, 2001, since September 6, 2000, the Company had sold and retained in the business $15.0 million of asset sale proceeds and had cash collateralized the Shoney's Line of Credit in the amount of $6.8 million. As of February 1, 2002, there were $5.7 million of drawings under the Shoney's Line of Credit, resulting in $1.4 million of availability after deducting outstanding letters of credit. Following the Company's retention of $15.0 million from asset sales, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit and use the cash proceeds to either repay drawings under the Shoney's Line of Credit
(which will also permanently reduce availability) or cash collateralize the Shoney's Line of Credit. Also, following the retention of $15.0 million from asset sales, the Company's only current sources of liquidity for the Shoney's concept are from the availability under the Shoney's Line of Credit, operating cash flows, payments under the tax sharing agreement with Captain D's, payments for administrative services from Captain D's, and, effective January 24, 2002, under certain circumstances, distributions from Captain D's, Inc. of up to $5.0 million. Management expects liquidity for the Shoney's segment to improve in the second quarter of 2002 over the first quarter of 2002, as sales and cash flows have historically improved during the spring and summer. If the Shoney's segment's operating trends and working capital requirements vary from those forecasted, the liquidity, financial condition and results of operations will be materially adversely affected.

Liquidity for the Captain D's segment is provided by a $20.0 million line of credit (the "Captain D's Line of Credit"). The Captain D's Line of Credit and the Captain D's term notes (the "Captain D's Facility") were scheduled to mature on December 31, 2001. On December 27, 2001, Captain D's received an extension of the Captain D's Facility to March 31, 2002. On January 24, 2002, the maturity date of the Captain D's Facility was further extended to October 31, 2002. Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $4.9 million, resulting in availability of approximately $15.1 million, of which $2.0 million was drawn at October 28, 2001. In connection with the January 24, 2002 extension, the Captain D's Line of Credit was reduced to $15.0 million. As of February 1, 2002, there were $1.9 million of borrowings under the Captain D's Line of Credit, resulting in $6.7 million of availability after deducting amounts attributable to letters of credit. (See "Recent Developments" and Note 20 - Subsequent Events).

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past nine years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past five years have not resulted in sales increases, and there can be no assurance that the current programs will be successful in the future. However, comparable store sales in the Shoney's concept for the third and fourth quarters of 2001 only declined 0.8% and 1.0%, respectively. As of January 20, 2002 (12 weeks into the first quarter of 2002), comparable store sales had declined 0.4%. In recent years, the Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. During the third quarter of 2001, the Shoney's concept initiated a plan designed specifically to improve the concept's operating cash flows. The operating plan included further reduction in corporate staff, increasing the span of control for restaurant supervision, adjusting labor schedules to reduce hourly labor, lower advertising expenditures and the closure of certain under-performing restaurants. These initiatives resulted in improved margins compared to the prior year periods during the third and fourth quarters of 2001 and management expects the margin improvement to continue into the first two quarters of 2002. The Company does not expect to be able to further improve Shoney's Restaurants' operating margins until it can consistently increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its credit agreements, generally is not permitted to incur additional debt and is limited to annual capital expenditures of approximately $18.5 million. Management believes the annual capital expenditures permitted under the credit agreements are sufficient for the execution of its business plan.

Based on the 2001 operating results of the Shoney's concept, it was probable that a covenant violation would occur under the Shoney's Mortgage Financing debt agreements. In addition, as of February 1, 2002, 31 of the restaurants that the Company had closed ("Closures") secure the borrowings under the Shoney's Mortgage Financing. As the units were closed, the Company intended to sell the properties and apply the proceeds to indebtedness under the Shoney's Mortgage Financing. The Company received preliminary verbal approval from the Shoney's Mortgage Financing lender for the Closures, with a further agreement that, in addition to the debt reduction, the lender would accept a one percent prepayment penalty with respect to the debt prepaid under the Shoney's Mortgage Financing.

As of February 1, 2002, the Company had sold 11 of the closed properties that secure the Shoney's Mortgage Financing and repaid $6.1 million of the existing indebtedness. In addition, the Company presently has contracts to sell three additional properties. The Shoney's Mortgage Financing agreements provide that each property must be continuously operated, except for a 120 day period every three years. The Company has received from the Shoney's
Mortgage Financing lender agreements in which the lenders agree to forebear, until October 27, 2002, from taking any action with respect to the Closures and the failure of the Company to meet the fixed charge coverage covenant on certain closed or under-performing restaurants for 2001 and 2002. As part of the agreement, the Company received approval from the lender to move certain collateral properties among the various collateral pools and to replace three existing properties with better performing properties in an effort to strengthen certain collateral pools' financial ratios. This reallocation of collateral has begun and is required to be completed by September 30, 2002. With these arrangements in place, the Company expects to be in compliance through 2002 with the financial covenants on the remaining restaurants under the Shoney's Mortgage Financing.

Based on the 2001 operating results of Captain D's, Inc., it was probable that financial covenant violations would have occurred under the Captain D's Facility after October 28, 2001. In addition to a 90 day extension of the maturity on the Captain D's Facility, Captain D's, Inc. received financial covenant modifications that should enable Captain D's to be in compliance with the financial covenants for the remainder of the term.

The Company continues to focus on improving its comparable store sales, controlling food and labor costs, reducing general and administrative expenses, selling closed restaurant properties and increasing operating cash flows. During the third and fourth quarters of 2001, operating margins improved in the Shoney's Restaurant concept. Unless the Company's efforts to increase comparable store sales in its Shoney's concept and to maintain the improvement in Shoney's operating margins are successful, the Company could continue to experience negative operating cash flows from the Shoney's Restaurant concept.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1 to the Consolidated Financial Statements, land, buildings, leasehold improvements, rental properties and restaurant and other equipment are recorded at the lower of cost or market. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires periodic assessment of certain long-lived assets for possible impairment when events and circumstances indicate that the carrying amounts may not be recoverable.

The assessment of long-lived assets for possible impairment requires certain judgments and estimates to be made by management, including the real estate values and the estimated cash flows for the respective restaurants.

As discussed in Note 5 to the Consolidated Financial Statements, when the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the Consolidated Statement of Operations in the restructuring expense caption.

Inherent in the accrual for exit costs are certain significant management judgments and estimates including, among others, sublease income related to leased units to be closed, marketing time in which to sublease a leased unit or sell a closed unit and amounts due for taxes and property maintenance. The Company periodically reviews and reevaluates the assumptions used for the accrual of exit costs and adjusts the accrual as necessary.

RECENT DEVELOPMENTS

On January 24, 2002, the Company entered into a definitive merger agreement (the "Merger Agreement") with Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and LSF4 Acquisition, LLC. Pursuant to the terms of the Merger Agreement, the outstanding common shares of the Company will be acquired for $0.36 per share in cash. The Merger Agreement, which remains subject to regulatory approval, approval by shareholders of the Company and other customary closing conditions, is expected to close in the second quarter of 2002. No assurance can be given that the merger will be completed.

Immediately prior to the execution of the Merger Agreement, Lone Star Funds, through certain of its affiliates, assumed the outstanding indebtedness under the Captain D's Facility. The Captain D's Facility, which was then scheduled to mature on March 31, 2002, was extended to October 31, 2002. In connection with the debt assumption, the Captain D's Line of Credit was reduced to $15.0 million, and the interest rate on the facility was increased to 12.5% until May 15, 2002. On May 15, 2002, Captain D's will be required to pay an extension fee equal to 2% of the facility, and the interest rate will increase to 15%. As of February 1, 2002, there were $1.9 million of borrowings under the Captain D's Line of Credit, resulting in $6.7 million of availability after deducting amounts attributable to letters of credit. Additionally, in connection with the assumption of the Captain D's Facility by certain affiliates of Lone Star Funds, Captain D's, Inc. may, under certain circumstances, make distributions of up to $5.0 million to the Company.

On February 11, 2002, the Company received an extension of the maturity date of the Shoney's Line of Credit from September 6, 2002 to November 29, 2002. In addition, the expiration date of the letters of credit issued under the Shoney's Line of Credit was extended to October 30, 2002.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. The Company has exposure to interest rate changes primarily relating to outstanding senior indebtedness. From time to time the Company enters into agreements to reduce its interest rate risks. The Company does not speculate on the future direction of interest rates. A portion of the Company's senior indebtedness bears interest at rates which vary with changes in LIBOR and the prime rate. As of October 28, 2001, $137.3 million of the Company's debt bore interest at variable rates. The Company had entered into agreements to effectively swap $115.0 million of the floating rate debt to fixed rate debt through December 31, 2001. In 2001, these agreements increased the Company's interest expense by $1.4 million. In 2000 and 1999, interest rate swap agreements decreased the Company's interest expense by $0.3 million and $0.7 million, respectively. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk. Prior to June 11, 2001, the Company owned Commissary Operations, Inc. ("COI"), a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. On June 11, 2001 the Company completed the sale of COI. The Company has entered into long term purchase agreements with COI for delivery of essentially all of its food products for both the Shoney's and Captain D's restaurant concepts. The Company believes that these contracts contain purchasing terms that are competitive in today's marketplace, but the Company will be dependent on COI for delivery of essentially all of its food products. Prior to and after the sale of COI, both restaurant concepts controlled the purchasing and delivery to COI of critical food and supply items. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain seafood species is volatile, the Company believes that it has the ability to identify and access alternative seafood products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations include, among others, fish, coffee, beef, pork, produce and eggs. Except for the contracts with COI, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.












ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the registrant and its subsidiaries, together with the Notes thereto, and the independent auditors' report thereon, are set forth on pages 25 through 52 of this Annual Report on Form 10-K.

                         REPORT OF ERNST & YOUNG LLP
                            Independent Auditors

Shareholders and Board of Directors
Shoney's, Inc.

     We have audited the accompanying consolidated balance sheets of Shoney's, Inc. and subsidiaries as of October 28, 2001 and October 29, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended October 28, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shoney's, Inc. and subsidiaries at October 28, 2001 and October 29, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Nashville, Tennessee
February 11, 2002                       /s/ ERNST & YOUNG LLP







                          CONSOLIDATED BALANCE SHEET
                        SHONEY'S, INC. AND SUBSIDIARIES

                                                  OCTOBER 28,    OCTOBER 29,
                                                     2001           2000
                                                     ----           ----
ASSETS
 Current assets
  Cash and cash equivalents                    $    5,621,180 $    7,974,050
  Notes and accounts receivable,
    less allowance for doubtful
    accounts of $649,000 in 2001
    and $691,000 in 2000                            4,424,791      6,052,524
  Inventories                                       4,539,419      4,624,050
  Prepaid expenses and other current assets         1,530,790      1,634,217
  Net current assets of discontinued
    operations                                                     9,721,688
  Net current assets held for sale                 19,451,708     19,932,444
                                               --------------- --------------
    Total current assets                           35,567,888     49,938,973

Property and equipment, at lower
  of cost or market
  Land                                             71,359,719     82,653,652
  Buildings                                       149,792,774    171,890,366
  Buildings under capital leases                    9,807,479     11,503,162
  Restaurant and other equipment                  181,250,462    203,312,038
  Leasehold improvements                           44,858,182     45,736,664
  Rental properties                                21,071,775      7,521,677
  Construction in progress                                         3,280,580
                                               --------------- --------------
                                                  478,140,391    525,898,139
  Less accumulated depreciation and
    amortization                                 (288,218,396)  (300,959,463)
                                               --------------- --------------
    Net property and equipment                    189,921,995    224,938,676

Other assets
  Goodwill (net of accumulated amortization
    of $8,523,000 in 2001
    and $7,318,000 in 2000)                         9,237,219     13,200,847
  Deferred charges and other intangible assets      8,684,963     13,104,142
  Net non-current assets of
   discontinued operations                                         4,989,067
  Restricted cash                                   6,849,639
  Other                                             3,995,353      5,677,004
                                                -------------- --------------
    Total other assets                             28,767,174     36,971,060
                                                -------------- --------------
                                                $ 254,257,057  $ 311,848,709
                                                ============== ==============






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         CONSOLIDATED BALANCE SHEET
                       SHONEY'S, INC. AND SUBSIDIARIES

                                                 OCTOBER 28,     OCTOBER 29,
                                                    2001            2000
                                                    ----            ----
LIABILITIES AND SHAREHOLDERS' DEFICIT
 Current liabilities
  Accounts payable                            $   15,083,156  $   18,121,253
  Taxes other than income taxes                    7,288,924       8,412,697
  Employee compensation and related items         21,546,679      28,397,818
  Accrued interest expense                         2,212,887       2,354,004
  Other accrued liabilities                       11,704,418      16,033,818
  Debt and capital lease obligations
    due within one year                           10,320,962       7,888,629
                                              --------------- ---------------
    Total current liabilities                     68,157,026      81,208,219

 Long-term debt                                  232,623,822     254,199,846
 Obligations under capital leases                  7,400,660       9,141,910
 Other liabilities                                19,776,712      24,612,414
 Insurance reserves                               25,870,452      28,673,141

 Commitments and contingencies

 Shareholders' deficit
  Common stock, $1 par value: authorized
    200,000,000 shares; issued 51,709,122
    in 2001 and 50,659,282 in 2000                51,709,122      50,659,282
  Additional paid-in capital                     136,861,557     137,521,843
  Other comprehensive loss                        (1,091,364)
  Accumulated deficit                           (287,050,930)   (274,167,946)
                                              --------------- ---------------
    Total shareholders' deficit                  (99,571,615)    (85,986,821)
                                              --------------- ---------------
                                              $  254,257,057  $  311,848,709
                                              =============== ===============



















SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         CONSOLIDATED STATEMENT OF OPERATIONS
                            SHONEY'S, INC. AND SUBSIDIARIES

                                                               YEARS ENDED
                                                               -----------
                                                OCTOBER 28,    OCTOBER 29,    OCTOBER 31,
                                                   2001           2000           1999
                                                   ----           ----           ----
Revenues
 Net sales                                     $ 640,674,456  $ 694,476,038  $ 821,787,102
 Franchise fees                                   12,627,509     14,484,990     15,198,094
 Other income                                     12,206,043      9,115,348     20,422,242
                                               -------------- -------------- --------------
  Total revenues                                 665,508,008    718,076,376    857,407,438

Costs and expenses
 Cost of sales
  Food and supplies                              226,774,496    249,901,266    293,104,695
  Restaurant labor                               209,637,869    224,096,609    263,805,277
  Operating expenses                             145,718,823    157,230,060    189,611,553
                                               -------------- -------------- --------------
                                                 582,131,188    631,227,935    746,521,525
 General and administrative expenses              52,486,589     60,043,474     71,997,208
 Impairment of long-lived assets                   4,969,463     15,221,484     18,422,554
 Interest expense                                 33,712,508     36,428,770     42,158,716
 Restructuring expenses                            1,267,237      1,031,586      4,020,305
 Litigation settlement                                                          14,500,000
                                               -------------- -------------- --------------
    Total costs and expenses                     674,566,985    743,953,249    897,620,308

Loss from continuing operations before income
 taxes and extraordinary gain                     (9,058,977)   (25,876,873)   (40,212,870)
Provision for (benefit from) income taxes
 Current                                             327,000        185,000        477,000
 Deferred                                           (644,000)      (981,000)    (1,890,000)
                                               -------------- -------------- --------------
    Total income taxes                              (317,000)      (796,000)    (1,413,000)
                                               -------------- -------------- --------------
Loss from continuing operations
 before extraordinary gain                        (8,741,977)   (25,080,873)   (38,799,870)
Discontinued operations, net of income taxes        (212,007)     2,251,069      9,973,472
Gain (loss) on sale of discontinued
 operations, net of income taxes                  (3,929,000)       489,260
Extraordinary gain on early
 extinguishment of debt, net of income taxes                     82,477,143
                                               -------------- -------------- --------------
Net income (loss)                              $ (12,882,984) $  60,136,599  $ (28,826,398)
                                               ============== ============== ==============
Earnings per common share
 Basic and diluted:
  Loss from continuing operations
    before extraordinary gain                  $       (0.17) $       (0.50) $       (0.79)
  Discontinued operations, net
       of income taxes                                                 0.04           0.20
  Gain (loss) on sale of discontinued
    operations, net of income taxes                    (0.08)          0.01
  Extraordinary gain on the early extinquish-
    ment of debt, net of income taxes                                  1.64
                                               -------------- -------------- --------------
   Net income (loss)                           $       (0.25) $        1.19  $       (0.58)
                                               ============== ============== ==============
Weighted average shares outstanding
 Basic and diluted                                51,549,748     50,427,186     49,339,259

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                               SHONEY'S, INC. AND SUBSIDIARIES

                                              Additional                                       Total
                                   Common       Paid-in                      Accumulated   Shareholders'
                                   Stock        Capital         Other          Deficit    Equity (Deficit)
                                   -----        -------         -----          -------    ----------------

Balances at October 25, 1998   $ 48,694,865  $ 137,296,111  $             $ (305,478,147) $ (119,487,171)
Net loss                                                                     (28,826,398)    (28,826,398)
Issuance of common shares
   for employee and director
   compensation                     543,242        264,522                                       807,764
Issuance of common shares
   pursuant to employee stock
   benefit plans                    189,407         32,896                                       222,303
Compensation related to
   grant of restricted shares
   of common stock                   65,000         81,146                                       146,146
                               ------------- -------------- ------------- --------------- ---------------
Balances at October 31, 1999     49,492,514    137,674,675                  (334,304,545)   (147,137,356)
Net income                                                                    60,136,599      60,136,599
Issuance of common shares
   for employee and director
   compensation                     809,216         45,234                                       854,450
Issuance of common shares
   pursuant to employee stock
   benefit plans                    267,200         46,592                                       313,792
Compensation related to
   grant of restricted shares
   of common stock                   90,000       (252,692)                                     (162,692)
Conversions of subordinated
   convertible debentures               352          8,034                                         8,386
                               ------------- -------------- ------------- --------------- ---------------
Balances at October 29, 2000     50,659,282    137,521,843                  (274,167,946)    (85,986,821)
Net loss                                                                     (12,882,984)    (12,882,984)
Other comprehensive loss
   related to interest rate
   swap agreements, net                                       (1,091,364)                     (1,091,364)
                                                                                          ---------------
Comprehensive loss                                                                           (13,974,348)
Issuance of common shares
   for employee and
   director compensation            647,542       (356,068)                                      291,474
Issuance of common shares
   pursuant to employee stock
   benefit plans                    362,298       (208,321)                                      153,977

Compensation related to
   grant of restricted
   shares of common stock            40,000        (95,897)                                      (55,897)
                               ------------- -------------- ------------- --------------- ---------------
Balances at October 28, 2001   $ 51,709,122  $ 136,861,557  $ (1,091,364) $ (287,050,930) $  (99,571,615)
                               ============= ============== ============= =============== ===============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                              SHONEY'S, INC. AND SUBSIDIARIES
                                                                 YEARS ENDED
                                                                 -----------
                                                  OCTOBER 28,    OCTOBER 29,    OCTOBER 31,
                                                     2001           2000           1999
                                                     ----           ----           ----
Operating activities
 Net income (loss)                             $  (12,882,984) $   60,136,599 $ (28,826,398)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  (Income) loss from discontinued
    operations, net of income taxes                   212,007      (2,251,069)   (9,973,472)
  (Gain) loss on sale of discontinued
    operations, net of income taxes                 3,929,000        (489,260)
  Depreciation and amortization                    26,394,086      33,059,190    38,168,237
  Interest expense on zero coupon convertible
    debentures and other noncash charges            9,443,769      14,035,342    15,830,550
  Deferred income taxes                              (644,000)       (981,000)   (1,890,000)
  Gain on disposal of property and equipment      (10,082,984)     (7,388,217)  (18,659,051)
  Extraordinary gain on early
    extinguishment of debt                                        (82,477,143)
  Payment for debt retirement costs                                (3,175,257)
  Impairment of long-lived assets                   4,969,463      15,221,484    18,422,554
  Changes in operating assets and liabilities:
   Notes and accounts receivable                    1,627,221        (164,214)      946,640
   Inventories                                         84,631         (98,631)      728,933
   Prepaid expenses                                   103,427       1,008,171       787,577
   Accounts payable                                (1,941,057)     (1,678,634)   (6,571,249)
   Accrued expenses                               (11,463,239)     (6,002,907)   (6,908,170)
   Litigation settlement                                                         14,500,000
   Refundable income taxes                                                       14,005,359
   Other liabilities                               (7,309,820)    (12,394,556)     (537,855)
                                                -------------- --------------- -------------
  Net cash provided by continuing
   operating activities                             2,439,520       6,359,898    30,023,655
  Net cash provided by discontinued
    operating activities                            7,050,470      12,217,265     6,952,668
                                                -------------- --------------- -------------
  Net cash provided by operating activities         9,489,990      18,577,163    36,976,323
Investing activities
 Purchases of property and equipment              (12,733,166)    (21,837,682)  (25,588,907)
 Proceeds from disposal of
  property and equipment                           27,849,243      28,834,942    70,714,788
 Increase in other assets                          (5,538,620)     (1,225,709)   (1,740,211)
                                                -------------- --------------- -------------
  Net cash provided by continuing
    investing activities                            9,577,457       5,771,551    43,385,670
  Net cash provided by discontinued
    investing activities                            8,087,390      11,521,343     2,499,031
                                                -------------- --------------- -------------
    Net cash provided by investing activities      17,664,847      17,292,894    45,884,701
Financing activities
 Proceeds of long-term debt                       125,650,028     261,845,000
 Payments on long-term debt and capital
  capital lease obligations                      (147,532,990)   (284,531,721)  (84,289,662)
 Proceeds from line of credit
  and short-term debt                               4,200,000     177,241,268    51,868,000
 Payments on line of credit
  and short-term debt                              (4,200,000)   (188,128,268)  (40,981,000)
 Payments on litigation settlement                                 (3,726,680)  (14,567,992)
 Payments for debt issue costs                     (1,867,551)    (14,189,913)     (180,093)
                                                -------------- --------------- -------------
  Net cash used by continuing
    financing activities                          (23,750,513)    (51,490,314)  (88,150,747)
  Net cash provided (used) by
    discontinued financing activities              (5,757,194)     12,616,045
                                                -------------- --------------- -------------
  Net cash used by financing activities           (29,507,707)    (38,874,269)  (88,150,747)
                                                -------------- --------------- -------------
 Decrease in cash and cash equivalents             (2,352,870)     (3,004,212)   (5,289,723)
 Cash and cash equivalents at
  beginning of year                                 7,974,050      10,978,262    16,267,985
                                                -------------- --------------- -------------
Cash and cash equivalents at end of year        $   5,621,180  $    7,974,050  $ 10,978,262
                                                ============== =============== =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SHONEY'S, INC. AND SUBSIDIARIES
            OCTOBER 28, 2001, OCTOBER 29, 2000 AND OCTOBER 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements to conform to the 2001 basis of presentation.

PROPERTY AND EQUIPMENT -- Land, buildings, leasehold improvements, rental properties and restaurant and other equipment are recorded at the lower of cost, including a provision for capitalized interest, or market. Depreciation and amortization are provided principally on the straight-line method over the following estimated useful lives: restaurant buildings--20 years; certain office buildings--20 years; real property leased to others--over the term of the lease, generally 15 to 20 years; restaurant and other equipment--3 to 10 years; and capital leases and leasehold improvements--lesser of life of assets or the term of the lease.

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

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates cash flows for individual restaurants and related goodwill. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value. The Company considers fair value to either be the real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant. The Company transfers net property and equipment to assets held for sale when a plan to dispose of the assets has been committed to by management. Assets transferred to net property and equipment held for sale are recorded at the lesser of its fair value, less estimated costs to sell, or carrying amount.

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

INVENTORIES -- Inventories, consisting of food items, beverages and supplies, are stated at the lower of cost or market.

PRE-OPENING COSTS -- Pre-opening costs include direct incremental costs relating to opening new restaurants, such as training costs for new employees and related travel expenses incurred before a new restaurant opens. Effective November 1, 1999, these costs are expensed as incurred. Prior to fiscal 2000, such costs were capitalized and amortized over a period not to exceed one year. No pre-opening costs were capitalized as of October 31, 1999.

ADVERTISING COSTS -- The Company charges the costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $28.1 million, $29.3 million and $32.4 million in 2001, 2000 and 1999, respectively.

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

FISCAL YEAR -- The Company's fiscal year ends on the last Sunday in October. Fiscal 1999 included 53 weeks compared to fiscal years 2001 and 2000 that were comprised of 52 weeks each.

STOCK-BASED COMPENSATION -- The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the Company generally grants stock under its stock-based compensation plans at an exercise price equal to the fair value of the shares at the date of grant, no material compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation" ("SFAS 123"). (See Note 9 - Stock Based Compensation).

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-term debt: The carrying amounts of the Company's borrowings under the variable rate portion of the Shoney's mortgage financing, Shoney's line of credit, Captain D's term notes and Captain D's line of credit which have variable interest rates approximate their fair value. The fair value of the Company's subordinated zero coupon convertible debentures was determined based on the price offered by the Company in a tender offer which resulted in the redemption of approximately 90% of these debentures on September 6, 2000, and because of the near term maturity of the 8.25% subordinated convertible debentures, the fair value of these debentures has been determined to be face value. Since September 6, 2000, there has not been an active market for these bonds and, therefore, fair value has not been determined by market quotes for either issue. The fair value of other long-term debt, including the fixed rate portion of the Shoney's mortgage financing, industrial revenue bonds and notes payable, was estimated using discounted cash flow analyses utilizing the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined based on quoted market prices. (See Note 8 - Debt and Obligations Under Capital Leases.)





IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS--The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS 142 requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $8.0 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1.6 million for the fiscal year ended October 28, 2001. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which provides clarifications of certain implementation issues within SFAS 121, along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amended APB 30 "Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

CONCENTRATION OF RISKS AND USE OF ESTIMATES -- As of October 28, 2001, the Company operated and franchised a chain of 951 restaurants in 27 states. The chain consisted of two restaurant divisions: Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company's principal concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company extends credit to franchisee customers for franchise fees on customary credit terms which generally do not require customers to provide collateral or other security to the Company. The Company has entered into long term purchase agreements with Commissary Operations, Inc. ("COI") for delivery of essentially all of its food products for both the Shoney's and Captain D's restaurant concepts. The Company believes that these contracts contain purchasing terms that are competitive in today's marketplace. Except for the contracts with COI, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or non-performance would materially affect the Company's results of operations.

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



NOTE 2 - DISCONTINUED OPERATIONS

During the second quarter of 2000, the Company sold its Pargo's restaurants and made the decision to either close or sell its remaining Fifth Quarter restaurants. On May 25, 2001, the Company announced the execution of a definitive agreement to sell its wholly-owned subsidiary COI, and on June 11, 2001, the Company sold its COI common shares for cash consideration of $9.0 million less expenses. As a result, the Company has presented the casual dining and COI lines of business as discontinued operations in the accompanying financial statements, net of any related income tax expense.
All prior periods have been restated. These discontinued lines of business had total revenue, net income (loss) and gain (loss) on sale of discontinued operations as follows:

                                  2001        2000        1999
(in thousands)                    ----        ----        ----

Total revenue                   $ 69,126   $ 130,189   $ 141,965
Net income (loss)               $   (212)  $   2,251   $   9,973
Gain (loss) on sale of
  discontinued operations       $ (3,929)  $     489   $      --


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

The TPI acquisition was accounted for as a purchase, and the results of TPI's operations have been included in the Company's Consolidated Financial Statements since September 9, 1996. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in an excess of purchase price over net assets acquired (goodwill) of approximately $50.6 million, which was originally being amortized on a straight line basis over 20 years. Effective with the first day of fiscal 1999, the Company revised the estimated useful life of the TPI goodwill to a remaining life of 10 years. The change in estimate resulted in $1.2 million of additional amortization in 1999. In addition, the Company wrote-off goodwill associated with the TPI acquisition in conjunction with its impaired asset analysis of approximately $1.3 million in 2001, $2.8 million in 2000 and $4.0 million in 1999.

As of October 28, 2001, of the properties acquired in the TPI transaction, the Company has closed 123 under-performing Shoney's Restaurants, 14 under-performing Captain D's restaurants, two distribution facilities that had provided TPI's restaurants with food and supplies, and the former TPI corporate headquarters in West Palm Beach, Florida. In addition, 17 of the acquired Shoney's Restaurants were sold to franchisees. Twenty-eight of the restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in the purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the purchase price allocation was approximately $21.0 million.

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

During 2001, approximately $0.3 million in costs was charged to this liability. Also during 2001, the Company revised its estimate of previously accrued liabilities assumed in purchase accounting by $1.7 million. The changes in estimates were the result of assigning or terminating certain leases on terms more favorable to the Company than originally estimated. The reduction in liabilities accrued in connection with purchase accounting reduced goodwill. Approximately $2.4 million of exit costs related to the TPI acquisition remains accrued at October 28, 2001.

The Company made no acquisitions of restaurants during 2001, 2000 or 1999.

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

During 2000, the performance of the Company's Shoney's Restaurant segment continued to decline. The Company completed an asset impairment analysis during the third quarter of 2000 and recorded an asset impairment charge of $12.8 million. During the fourth quarter of 2000, the Company recorded an additional asset impairment charge of $2.4 million. The fourth quarter impairment charge was the result of the Company's decision to actively market additional real estate that resulted in the write down of certain properties to market less costs to sell. Approximately $13.1 million of the 2000 asset impairment charges related to assets held and used in the Company's operations. Of the $13.1 million of charges relating to assets held and used in the Company's operations, $11.3 million related to Shoney's Restaurants.

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

At October 28, 2001, the carrying value of the 45 properties to be disposed of was $19.5 million and is reflected on the Consolidated Balance Sheet as net assets held for sale. The Company believes that it is probable that the sale will occur and proceeds will be collected within one year. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.




NOTE 5- RESTRUCTURING EXPENSES

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. These exit costs are included in the Consolidated Statement of Operations in the restructuring expenses caption. The Company recorded $5.7 million of exit costs in the fourth quarter of 1999 as a result of 76 restaurant closures. In addition, during 1999, the Company revised its estimate of previously accrued exit costs downward by $1.7 million. The change in estimate is the result of assigning certain leases on terms more favorable to the Company than originally estimated. During the fourth quarter of 2000, the Company recorded an additional $1.0 million of exit costs as a result of restaurant closures in 2000. The Company recorded $1.7 million and $0.1 million of exit costs in the third and fourth quarters of 2001, respectively, as a result of restaurant closures. Also during 2001, the Company revised its estimate of previously accrued exit costs downward by $0.5 million. The change in estimate in 2001 was the result of assigning or terminating certain leases on terms more favorable to the Company than originally estimated. The Company charged approximately $2.6 million, $5.9 million and $3.2 million against these exit cost reserves in 2001, 2000 and 1999, respectively. The increase in charges against the exit cost reserves in 2000 was partially the result of $2.2 million of lump sum payments to settle all remaining obligations of certain leases. Approximately $5.3 million of accrued exit costs remains at October 28, 2001.

Thirty-six additional under-performing restaurants were closed during the first quarter of 1999 and ten restaurants were sold to franchisees. Fifteen restaurants were closed during the second quarter of 1999. During 1999, the Company closed a total of 127 under-performing restaurants (including the 76 restaurants closed in the fourth quarter) and 19 restaurants were sold to franchisees. In 2000, the Company closed thirteen under-performing restaurants and sold twelve restaurants to franchisees. In 2001, the Company closed 51 under-performing restaurants and sold 20 restaurants to franchisees. Below are sales and EBIT (which, when that term is used in this Annual Report on Form 10-K, means operating income before asset impairment charges, restructuring charges and litigation settlements) for all restaurants closed or sold.


                                                 2001                 2000                 1999
                                                     EBIT AS              EBIT AS              EBIT AS
(IN THOUSANDS)                              SALES    DEFINED    SALES     DEFINED    SALES     DEFINED
                                            -----    -------    -----     -------    -----     -------
Stores closed during 2000 and prior years $     --  $   (244)  $ 16,715  $ (2,863) $ 128,683  $ (15,912)
Stores closed or sold during 2001           47,821    (5,623)    77,144    (4,805)    82,287       (521)
                                          --------  ---------  --------  --------- ---------  ----------
Total                                     $ 47,821  $ (5,867)  $ 93,859  $ (7,668) $ 210,970  $ (16,433)
                                          ========  =========  ========  ========= =========  ==========

NOTE 6 - DEBT ISSUE COSTS

Debt issue costs are capitalized and amortized using the effective interest method over the term of the related debt issues. Issue costs for continuing operations were approximately $1.9 million, $14.2 million and $0.2 million relating to various financings during 2001, 2000 and 1999, respectively, have been paid and deferred. Amortization of debt issue costs during 2001, 2000 and 1999 for continuing operations was approximately $6.4 million, $3.2 million and $4.6 million, respectively.

The Company had unamortized debt issue costs deferred at September 6, 2000 of $3.7 million related to the 1997 Credit Facility and the subordinated debt repurchased during fiscal 2000. These costs were charged against the extraordinary gain on early extinguishment of debt in the fourth quarter of 2000.



NOTE 7 - INCOME TAXES

The components of the Company's deferred tax assets and liabilities as of October 28, 2001 and October 29, 2000 are as follows:

                                                  2001             2000
                                                  ----             ----
Deferred tax assets:
 Reserve for insurance                       $  13,706,512    $  15,472,285
 Reserve for restructuring and closed stores     3,039,255        4,326,768
 Amortization of intangibles                     1,338,227        1,878,081
 Net operating loss, contribution and tax
  credit carryforwards                          21,076,091       15,915,045
 Book over tax depreciation                      6,680,994        4,100,386
 Other - net                                    (1,262,115)         197,125
                                             --------------   --------------
 Deferred tax assets                            44,578,964       41,889,690
 Less valuation allowance                      (44,578,964)     (41,889,690)
                                             --------------   --------------
 Total net deferred tax asset                $           0    $           0
                                             ==============   ==============

At October 28, 2001, the Company had targeted jobs and tip credit carryforwards of approximately $4.6 million which expire during the years 2002 through 2010. These carryforward items were acquired in the acquisition of TPI, and the utilization of these carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company also has a net operating loss carryforward of $14.5 million and targeted jobs and tip credit carryforwards of $4.7 million, which expire from 2015 to 2021 and are not subject to limitations imposed by the Internal Revenue Code. The Company also has an alternative minimum tax credit carryforward of $1.0 million, which has no expiration period. The Company has state net operating loss carryforwards of approximately $135.0 million, which expire from 2003 to 2021.

In the fourth quarter of 2000, an adjustment was made to the TPI purchase price allocation. As a result, deferred tax assets related to the TPI acquisition were reduced by $1.0 million, and the valuation allowance related to the TPI deferred tax assets was also reduced by $1.0 million, resulting in a decrease in income tax expense. The total deferred tax asset valuation allowance at October 29, 2000 was $41.9 million and decreased $25.9 million during 2000. The decrease in the valuation allowance was primarily the result of utilization of net operating loss carryforwards in that fiscal year. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

In the third quarter of 2001, an adjustment was made to the TPI purchase price allocation. As a result, deferred tax assets related to the TPI acquisition were reduced by $0.6 million, and the valuation allowance relating to the TPI deferred tax assets was also reduced by $0.6 million, resulting in a decrease in income tax expense. The total deferred tax asset valuation allowance at October 28, 2001 was $44.6 million and increased $2.7 million during fiscal year 2001. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

The components of the provision for (benefit from) income taxes are as follows:

                                          2001         2000         1999
                                          ----         ----         ----
Current:
 Federal                              $        0   $   945,000  $          0
 State                                   327,000       967,000       755,000
                                      -----------  ------------ -------------
                                         327,000     1,912,000       755,000
                                      -----------  ------------ -------------
Deferred:
 Federal                                (560,000)     (853,000)     (821,000)
 State                                   (84,000)     (128,000)   (1,069,000)
                                      -----------  ------------ -------------
                                        (644,000)     (981,000)   (1,890,000)
                                      -----------  ------------ -------------
Total income tax provision (benefit)  $ (317,000)  $   931,000  $ (1,135,000)
                                      ===========  ============ =============



The income statement classification of the provision for (benefit from) income taxes is as follows:

                                         2001          2000          1999
                                         ----          ----          ----
Income tax benefit
 attributable to continuing
 operations                           $ (317,000)  $  (796,000) $ (1,413,000)
Income tax provision
   attributable to discontinued
   operations                                  0       292,000       278,000
Extraordinary gain on early
 extinguishment of debt                        0     1,435,000             0
                                      -----------  ------------ -------------
Total income tax provision (benefit)  $ (317,000)  $   931,000  $ (1,135,000)
                                      ===========  ============ =============

A reconciliation of the difference between total income tax provision (benefit) and the amount computed using the statutory federal income tax rate is as follows:

                                        2001          2000          1999
                                        ----          ----          ----

Statutory federal income tax rate           35%           35%            35%
Federal income taxes (benefit)
 based on the statutory tax rate   $ (4,619,994) $ 21,373,659  $ (10,486,489)
State and local income taxes, net
 of federal tax benefit                (206,292)    2,867,590     (1,961,864)
Targeted jobs and tip credits          (916,170)     (944,957)    (1,175,886)
Goodwill amortization and
 impairment write down                  978,891     1,715,482      2,391,232
Loss on sale of subsidiary            1,325,230             0              0
Change in valuation allowance         2,689,276   (25,975,420)     5,328,453
Other                                   432,059     1,894,646      4,769,554
                                   ------------- ------------- --------------
Total income tax provision         $   (317,000) $    931,000  $  (1,135,000)
 (benefit)                         ============= ============= ==============

The Company made income tax payments, (net of refunds), of approximately $1.1 million, $0.7 million and ($19.6 million) during 2001, 2000 and 1999, respectively.


NOTE 8 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at October 28, 2001 and October 29, 2000 consisted of the following:

                                                       2001          2000
                                                       ----          ----
Shoney's - Mortgage Financing                      $ 95,538,337  $ 99,000,000
Shoney's - Line of Credit                                           6,345,000
Captain D's - Term Notes                            115,000,000   115,000,000
Captain D's - Line of Credit                          2,000,000     7,500,000
Subordinated zero coupon convertible
  debentures, due April 2004                         14,943,615    13,753,168
Subordinated convertible debentures, due July 2002    5,205,761     5,109,530
Industrial revenue bonds                              5,765,000    10,165,000
Notes payable to others                               2,988,828     3,763,744
                                                   ------------  ------------
                                                    241,441,541   260,636,442
Obligations under capital leases                      8,903,903    10,593,943
                                                   ------------  ------------
                                                    250,345,444   271,230,385
Less amounts due within one year                     10,320,962     7,888,629
                                                   ------------  ------------
Amounts due after one year                         $240,024,482  $263,341,756
                                                   ============  ============


SENIOR DEBT REFINANCING

On September 6, 2000, the Company completed a refinancing of approximately $248.3 million in connection with a repurchase of approximately 90% of its outstanding subordinated indebtedness for an aggregate price of approximately $71.8 million. Consummation of the debt repurchase and the related refinancing resulted in an extraordinary gain on the early retirement of debt of approximately $82.5 million, net of expenses and taxes, in the Company's fourth quarter of 2000.

At the time of the debt repurchase and related refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization included transferring substantially all of the assets of the Company's Captain D's restaurants to a wholly-owned subsidiary, Captain D's, Inc. The reorganization allowed each of the Company's operating segments (Shoney's and Captain D's) to be separately financed. As a result of the Reorganization and the refinancing of the Company's senior indebtedness, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The new senior lending agreements generally prohibit the movement of cash between the operating segments except for payments under certain tax sharing arrangements and payments for administrative services. Effective January 24, 2002, under certain circumstances, Captain D's, Inc. is allowed to make distributions of up to $5.0 million to the Company.

SHONEY'S - MORTGAGE FINANCING

In connection with the refinancing, on September 6, 2000, the Company entered into a $99 million, twenty-year mortgage financing (the "Mortgage Financing") which was secured by the land, buildings and equipment of 142 Shoney's Restaurants. The carrying value of the collateral for the Mortgage Financing was $80.9 million at October 28, 2001. Principal reductions of approximately $1.9 million are scheduled during 2002. Portions of this debt carry a fixed rate of interest and the remainder is at a floating rate which is reset monthly based on the London Interbank Offered Rate (LIBOR). As of October 28, 2001, the effective interest rates on this debt were as follows:

          PRINCIPAL AMOUNT       FIXED/FLOATING       INTEREST RATE
          ----------------       --------------       -------------
            $ 66,638,437              Fixed               10.23%
            $  8,613,497              Fixed               10.35%
            $ 20,286,403             Floating              7.48%


SHONEY'S - LINE OF CREDIT

On September 6, 2000, the Company entered into an amendment and restatement of the 1997 Credit Facility which provides Shoney's with a $40.0 million line of credit (the "Shoney's Line of Credit"). The Shoney's Line of Credit is secured by Shoney's Restaurant properties not serving as collateral for the Shoney's Mortgage Financing or other debt and certain surplus, office and miscellaneous properties owned and leased by the Company. The term of the Shoney's Line of Credit was scheduled to expire on September 6, 2002. In addition, the letters of credit issued under the Shoney's Line of Credit were scheduled to expire 60 days prior to the September 6, 2002 maturity, or July 8, 2002. On February 11, 2002, the Shoney's Line of Credit was amended to extend the termination date to November 29, 2002 and to extend the expiration of the letters of credit issued under the Shoney's Line of Credit to October 30, 2002. The carrying value of the collateral for the Shoney's Line of Credit was $17.7 million at October 28, 2001. The Company had agreed to sell up to $10.0 million of certain properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the line and permanently reduce the availability. As of October 28, 2001, the Company had sold $13.4 million of collateral properties and has reduced availability by $10.0 million. The Company paid the remaining $3.4 million into a cash collateral account. Available credit under the Shoney's Line of Credit is also reduced by letters of credit. At October 28, 2001, the Company had no borrowings under the Shoney's Line of Credit and had outstanding letters of credit of $24.3 million, resulting in available credit of $5.7 million. Also, pursuant to the terms of the Shoney's Line of Credit, the Company has sold certain other assets serving as collateral for the Shoney's Line of Credit and retained and used in the business $15.0 million of the sale proceeds. Proceeds from the sale of certain other assets will be used to either repay drawings under the line, which will also permanently reduce availability, or cash collateralize the line. As of October 28, 2001, the Company had cash collateralized the Shoney's Line of Credit in the amount of $6.8 million, which is classified as restricted cash on the balance sheet. The Company pays a commitment fee of 0.50% for unused available credit under the facility. The interest rate for this facility is at floating rates (4.25% over LIBOR or 3.25% over the prime rate).

CAPTAIN D'S - TERM NOTES AND LINE OF CREDIT

Captain D's, Inc. ("Captain D's"), in connection with the refinancing, entered into a credit facility on September 6, 2000 for up to $135.0 million consisting of two term notes totaling $115.0 million and a $20.0 million line of credit (the "Captain D's Facility"). This facility is secured by all of the assets owned by Captain D's including owned land, buildings and equipment, certain leased restaurant properties, and a pledge of certain other assets of Captain D's. The carrying value of the collateral for the Captain D's Facility was $86.8 million at October 28, 2001. The Captain D's Facility had been scheduled to mature on December 31, 2001. On December 27, 2001, Captain D's received an extension of the facility to March 31, 2002. On January 24, 2002, the maturity date of the Captain D's Facility was further extended to October 31, 2002. At October 28, 2001, there was $115.0 million outstanding under the term notes and $2.0 million outstanding under the line of credit. There are no scheduled payments under the term notes or the line of credit prior to the termination date of the Captain D's Facility.
Available credit under the line of credit is reduced by outstanding letters of credit. At October 28, 2001, Captain D's outstanding letters of credit totaled $4.9 million, resulting in available credit of $13.1 million.
Captain D's pays a commitment fee of .50% for unused available credit under the line of credit. The interest rate on term notes totaling $85.0 million is at floating rates (4% over LIBOR or 3% over the prime rate) and, with respect to term notes totaling $30.0 million, the interest rate was initially at floating rates of 4% over LIBOR and 3% over the prime rate. On January
1, 2001, the interest rate for the $30.0 million term notes increased by 0.50% and, pursuant to the terms of the Captain D's Facility, increased by 0.50% on the last day of each calendar quarter. The interest rate for the line of credit ranges from 3% to 4% over LIBOR or 2% to 3% over the prime rate, based on certain defined financial ratios. At October 28, 2001, the effective interest rates for the term notes and the line of credit were 9.8% and 6.4%, respectively. (See Note 20 - Subsequent Events).

INTEREST RATE HEDGE PROGRAMS

The 1997 Credit Facility, which was amended and restated to become the Shoney's Line of Credit, required the Company to enter into an interest rate hedge program covering a notional amount of not less than $50.0 million and not greater than $100.0 million within 60 days from the date of the original loan closing. The amount of the Company's debt covered by the hedge program was $100.0 million at October 31, 1999, which was comprised of two $40.0 million agreements, for which the interest rates were fixed at approximately 6.1% and 5.9%, respectively, plus the applicable margin, and an additional $20.0 million agreement which fixed the interest rate on the covered amount of debt at 5.6% plus the applicable margin. On May 11, 2000, the Company sold $50.0 million of swap agreements for a gain of $0.3 million. The interest rate swap agreements which were sold consisted of notional amounts of $10.0 million and $40.0 million with fixed interest rates of 6.1% and 5.9%, respectively, and were scheduled to terminate on January 8, 2001. The gain was deferred and amortized over the remaining term of the interest rate swap agreements. Of the remaining $50.0 million of interest rate swaps, $20.0 million of the interest rate swaps with a fixed interest rate of 5.6% terminated on October 8, 2000, and $30.0 million of the interest rate swaps with a fixed rate of 6.1% terminated on January 8, 2001. The Shoney's Line of Credit no longer requires a hedge program.

The Captain D's Facility required Captain D's to enter into an interest rate hedge program covering a notional amount of not less than 50% of the term notes outstanding ($57.5 million) within 45 days of the date of the loan closing. On October 16, 2000, Captain D's entered into an interest rate swap agreement covering $57.5 million of debt which fixed the interest rate at 6.7% plus the applicable margin for the term of the Captain D's Facility. Additionally, on December 29, 2000 and January 2, 2001, Captain D's entered into interest rate swap agreements covering $25.0 million and $32.5 million of debt, respectively, which fixed the interest rates at 5.9% and 5.8%, respectively, plus the applicable margin through December 31, 2001. At October 28, 2001, the estimated cost to Captain D's to exit the interest rate swap agreements was approximately $1.1 million.

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

LOAN COVENANTS

The Company's senior debt agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. These debt agreements
(1) require satisfaction of certain financial ratios and tests; (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock (provided, however, that effective January 24, 2002, under certain circumstances, Captain D's, Inc. is allowed to make certain distributions of up to $5.0 million to the Company); (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

Based on operating results for the fiscal year ended October 28, 2001, it was probable that a covenant violation would occur under the Shoney's Mortgage Financing agreements. As a result of this probability, the Company received agreements in which the lenders agree to forebear, until October 31, 2002, from taking any action with respect to the failure of the Company to meet the fixed charge coverage covenant and continuous operating covenants on certain closed or under-performing restaurants for 2001 and 2002. In addition, the Company received approval from the lenders to move certain collateral properties among the various collateral pools and to substitute three properties into the pools in an effort to strengthen certain collateral pools' financial ratios. This reallocation of collateral has begun and is required to be completed by September 30, 2002. As of October 28, 2001, the Company had sold three of the restaurants which secured the Mortgage Financing and reduced the outstanding indebtedness in the amount of $1.6 million. Further, the Lender has agreed to accept a one percent prepayment penalty with respect to the debt prepaid under the Mortgage Financing.

Based on results for 2001, it was probable that Captain D's would have violated certain financial covenants contained in the Captain D's Facility. Additionally, Captain D's was required to seek an extension of the December 31, 2001 scheduled maturity of the indebtedness because a refinancing had not been completed. Pursuant to a modification to the Captain D's Facility which became effective on December 27, 2001, Captain D's secured the necessary modifications to the financial covenants and received an extension of the maturity of the indebtedness until March 31, 2002. (See Note 20 - Subsequent Events).



SUBORDINATED ZERO COUPON CONVERTIBLE DEBENTURES, 8.5%, DUE APRIL 2004

The subordinated zero coupon convertible debentures were issued at $286.89 per $1,000 note (aggregate amount of $57.7 million). There are no periodic cash payments of interest. The issue price represents a yield to maturity of 8.5% based on a semiannual bond equivalent basis. Each note is convertible into
29.349 shares of the Company's common stock, at the option of the holder. Following consummation of the Tender Offer during 2000, the Company has reserved 537,908 shares for future issuance pursuant to the subordinated zero coupon convertible debentures.

SUBORDINATED CONVERTIBLE DEBENTURES, 8.25%, DUE JULY 2002

In connection with the acquisition of TPI in September 1996, the Company assumed, through a supplemental indenture, $51.6 million (principal amount) of 8.25% subordinated convertible debentures due July 15, 2002. The debentures are convertible at the holders' option, subject to compliance with the provisions of the supplemental indenture, into 50.508 shares of the Company's stock for each $1,000 debenture. The Company has reserved 266,581 shares for future issuance pursuant to these debentures. In addition, upon conversion, debenture holders are entitled to a cash distribution per share equal to the cash distributions made by TPI to its common shareholders in connection with the liquidation and dissolution of TPI. Interest on the bonds is due semi-annually in January and July.

OTHER DEBT INFORMATION

The Company's industrial revenue bonds include $5.8 million at October 28, 2001, at fixed interest rates ranging from 9% to 10%.

Debt and obligations under capital leases maturing in each of the next five fiscal years are as follows:

                               (IN MILLIONS)

             2002       2003        2004        2005        2006
             ----       ----        ----        ----        ----

            $10.3      $125.2      $22.5(1)     $4.2        $4.3

(1) Includes accreted value of subordinated zero coupon convertible debentures at maturity.

Net interest costs of approximately $0.0 million, $0.1 million and $0.0 million were capitalized as a part of building costs during 2001, 2000 and 1999, respectively. Interest paid for continuing operations was approximately $26.2 million, $24.3 million and $27.4 million during 2001, 2000 and 1999, respectively.

The Company has standby letters of credit of $29.2 million outstanding at October 28, 2001, which are principally utilized to support the Company's self-insurance programs. The outstanding letters of credit are supported by the Shoney's and Captain D's Lines of Credit in the amounts set forth in the table below.

              Line of Credit          Outstanding Letters of Credit
              --------------          -----------------------------

                 Shoney's                    $ 24,316,168
                Captain D's                     4,856,000
                                             ------------
                                             $ 29,172,168
                                             ============


The carrying value and estimated fair value of the Company's debt are summarized in the following table:

                                                     OCTOBER 28, 2001
                                                     ----------------
                                                                 ESTIMATED
                                                 CARRYING VALUE  FAIR VALUE
                                                 --------------  ----------

Shoney's - Mortgage Financing                    $  95,538,337  $  97,812,213
Captain D's - Term Notes                           115,000,000    115,000,000
Captain D's - Line of Credit                         2,000,000      2,000,000
Subordinated zero coupon convertible debentures     14,943,615      4,582,000
Subordinated convertible debentures                  5,205,761      5,205,761
Industrial revenue bonds                             5,765,000      5,738,705
Notes payable to others                              2,988,828      2,953,815
Interest rate swap agreements                                0      1,091,364
                                                 -------------  -------------
  Total Debt                                     $ 241,441,541  $ 234,383,858
                                                 =============  =============

See Note 1 - Summary of Significant Accounting Policies for a further discussion of the basis for management's estimates of the fair value of financial instruments.

NOTE 9 - STOCK BASED COMPENSATION

The stock option plan adopted by the Company in 1981 (the "1981 Plan"), and as subsequently amended, provided for the issuance of options to purchase 7,501,431 shares of the common stock of the Company and included 1,596,653 and 4,004,931 shares reserved for future grants as of October 29, 2000 and October 28, 2001, respectively. On September 9, 1996, options to purchase 615,146 shares of the Company's common stock were issued in exchange for the outstanding TPI options in connection with the Company's acquisition of the assets of TPI (the "1996 Plan"). The 1996 Plan provided for the issuance of options to purchase 620,000 shares of which 3,152 were outstanding as of October 28, 2001.

The plans provide for the issuance of options having terms of up to 10 years and which become exercisable generally at a rate of 20% per year or as determined by the Company's Management Development and Compensation Committee of the Board of Directors, but not to exceed 33 1/3% per year. Option prices may not be less than the market price on the date of grant.

The stock plan adopted by the Company in 1998 (the "1998 Stock Plan") provided for the issuance of 2,000,000 shares of the Company's common stock to employees or to non-employee Board members as stock incentives and/or other equity interests or equity-based incentives in the Company. As of October 29, 2000 and October 28, 2001 there were 647,542 and 0 shares, respectively, available for future issuance under the plan.

The Company has a stock option plan for directors (the "Directors Plan") under which options to purchase 200,000 shares of common stock may be granted to non-employee directors. The Directors Plan covered 195,000 shares of the common stock of the Company and included 160,000 shares available for future grant at each of October 29, 2000 and October 28, 2001. Each non-employee director receives an option to purchase 5,000 shares upon their initial election to the Board and every five years thereafter receives an option to purchase an additional 5,000 shares. The option price is the market price of the Company's common stock on the date that the option is granted. Each option has a term not to exceed ten years and is exercisable at the rate of 20% per year and in full in the event of death or disability.

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

A summary of activity under the plans is as follows:

                                                        WEIGHTED-
                                                         AVERAGE
                                           OPTIONS    EXERCISE PRICE
                                           -------    --------------

Outstanding at October 25, 1998           6,852,790      $ 7.17
Issued                                    1,391,987        2.34
Exercised                                         0          --
Expired or canceled                      (2,870,121)       9.76
                                         -----------
Outstanding at October 31, 1999           5,374,656        4.54
Issued                                    1,789,500        1.01
Exercised                                         0          --
Expired or canceled                      (1,190,563)       3.55
                                         -----------
Outstanding at October 29, 2000           5,973,593        3.68
Issued                                    2,115,000        0.47
Exercised                                         0          --
Expired or canceled                      (4,553,941)       2.53
                                         -----------
Outstanding at October 28, 2001           3,534,652      $ 3.25
                                         ===========

At October 28, 2001, October 29, 2000 and October 31, 1999 the number of options exercisable was 1,696,483, 1,974,585 and 1,282,559, respectively, and the weighted-average exercise price of those options was $4.34, $5.50 and $6.07, respectively.

The following table summarizes information about stock options outstanding at October 28, 2001:

                                                            WEIGHTED-
                                                             AVERAGE
                          NUMBER          WEIGHTED-         REMAINING
      RANGE OF        OUTSTANDING AT       AVERAGE         CONTRACTUAL
  EXERCISE PRICES    OCTOBER 28, 2001   EXERCISE PRICE     LIFE(YEARS)
  ---------------    ----------------   --------------     -----------

    $0.45-$1.44         1,094,987          $ 0.9582            8.4
    $1.45-$3.94         1,291,528          $ 2.9126            5.7
    $3.95-$5.00           933,585          $ 4.9175            6.2
    $5.01-$25.51          214,552          $ 9.6783            4.2




The following table presents the fair value of options granted during 2001, 2000 and 1999:

                                            2001
                                            ----
                         NUMBER OF    WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
                          OPTIONS      EXERCISE PRICE        FAIR VALUE
                          -------      --------------        ----------
Where exercise price:
  Equals market price    2,115,000         $0.47               $0.32
                         =========

                                           2000
                                           ----
                         NUMBER OF    WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
                          OPTIONS      EXERCISE PRICE        FAIR VALUE
                          -------      --------------        ----------
Where exercise price:
  Exceeds market price     250,000          $1.50               $0.55
  Equals market price    1,539,500           0.93                0.59
                         ---------          -----               -----
                         1,789,500          $1.01               $0.59
                         =========

                                           1999
                                           ----
                         NUMBER OF     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                          OPTIONS       EXERCISE PRICE       FAIR VALUE
                          -------       --------------       ----------
Where exercise price:
  Equals market price    1,391,987           $2.34              $1.39
                         =========

The Company also has an Employee Stock Purchase Plan under which 837,009 shares of the Company's common stock may be issued at October 28, 2001. Under the terms of this plan, employees may purchase the Company's common stock through payroll deductions. The purchase price is 85% of the lower of (i) the average of the closing market prices on the first trading day of each calendar month or (ii) the closing market price on the last trading day of each calendar year. The exercise date under this plan is the last trading day of each calendar year and the Company issued common shares to employees of 362,298, 261,500 and 186,007, in 2001, 2000 and 1999, respectively, and issued these shares at prices of $0.43, $1.17 and $1.17 per share for the same periods, respectively. There have been no charges to income in connection with the plan other than incidental expenses in the administration of the plan. The weighted-average fair value of shares purchased during 2001, 2000 and 1999, was $0.12, $0.34 and $0.30 per share, respectively.

The Company has an Employee Stock Bonus Plan under which 588,083 shares of the Company's common stock may be issued at October 28, 2001. The awards under this plan consist of both a stock and a cash bonus. The stock bonuses vest 10% per year after one year and in full after five years and are distributed upon vesting. On each vesting date, a cash bonus equal to 25% of the market value of the shares being distributed also will be paid. A maximum of 1,000 shares may be awarded to any employee annually.

As of October 28, 2001, there were no outstanding grants of bonus shares under this plan. The Company has not recognized compensation expense related to this plan during 2001, 2000 or 1999.

The shares distributed and cash bonuses paid pursuant to this plan during the past three fiscal years were as follows:

                                            SHARES    CASH BONUSES
                                            ------    ------------
               1999                          3,400       $ 1,169
               2000                          5,700       $ 1,959
               2001                              0       $     0



On November 12, 1997, the Company's Board of Directors approved the employment agreement of the Company's former President and CEO, the terms of which require an award of 120,000 restricted shares of Shoney's, Inc. common stock. Pursuant to the terms of the agreement, the employee received 40,000 shares on December 31, 1998, December 31, 1999 and December 31, 2000. The stock shares are reflected in compensation expense based on the vesting schedule. In addition, upon distribution of the restricted shares, the employee received a tax equalization bonus.

The Company applies APB 25 and the related interpretations in accounting for its stock-based compensation plans; accordingly, the Company recognizes no compensation expense for its stock option plans or Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its stock-based compensation plans under the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:

                                           2001         2000         1999
                                           ----         ----         ----

Risk-free interest rate                    5.12%        5.49%        6.42%
Dividend yield                             None         None         None
Volatility factor                          .672         .574         .487
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's actual and pro forma net income (loss) and income (loss) per share are presented in the following table (in thousands, except for per share data):

                                       2001        2000        1999
                                       ----        ----        ----

Net income (loss) - as reported     $ (12,883)   $ 60,137   $ (28,826)
Net income (loss) - pro forma       $ (13,548)   $ 58,976   $ (30,095)
Basic income (loss) per share -
  as reported                       $   (0.25)   $   1.19   $   (0.58)
Basic income (loss) per share -
  pro forma                         $   (0.26)   $   1.17   $   (0.61)
Diluted income (loss) per share -
  as reported                       $   (0.25)   $   1.19   $   (0.58)
Diluted income (loss) per share -
  pro forma                         $   (0.26)   $   1.17   $   (0.61)

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

Buildings under capital leases of $9.8 million at October 28, 2001 and $11.5 million at October 29, 2000 and accumulated amortization of $7.9 million and $8.3 million at October 28, 2001 and October 29, 2000, respectively, relate to the building portion of capital leases involving land and buildings. Amortization of buildings under capital leases is included in depreciation expense.

At October 28, 2001, minimum rental commitments under capital leases and operating leases having an initial or remaining noncancellable term of one year or more are shown in the following table:

                                  CAPITAL      OPERATING      SUBLEASE
                                  LEASES         LEASES       AMOUNTS        TOTAL
                                  ------         ------       -------        -----
2002                           $  2,379,154  $  8,456,501  $  (2,733,749) $  8,101,906
2003                              2,186,532     7,294,755     (2,506,578)    6,974,709
2004                              2,101,393     5,921,291     (2,127,878)    5,894,806
2005                              1,693,330     4,909,476     (1,847,137)    4,755,669
2006                              1,380,294     4,025,854     (1,539,324)    3,866,824
Thereafter                        2,483,291     8,995,724     (3,191,831)    8,287,184
                               ------------- ------------  -------------- ------------
Total minimum rentals          $ 12,223,994  $ 39,603,601  $ (13,946,497) $ 37,881,098
                                             ============  ============== ============
Amount representing interest     (3,320,091)
                               -------------
Present value of net
  minimum rentals              $  8,903,903
                               =============

Contingent rental expense relating to the land and building portion of capital eases was $0.8 million, $1.1 million and $1.0 million in 2001, 2000 and 1999, respectively.

Total rental expense for all operating leases not capitalized is as follows:

                           2001            2000            1999
                           ----            ----            ----
Minimum rentals        $  4,867,849    $  4,379,125    $  5,785,788
Contingent rentals          523,237         643,371         834,926
                       -------------   -------------   -------------
  Subtotal                5,391,086       5,022,496       6,620,714
Sublease rentals         (1,130,726)     (1,191,502)     (1,219,595)
                       -------------   -------------   -------------
  Total                $  4,260,360    $  3,830,994    $  5,401,119
                       =============   =============   =============

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Management Retention Agreements - The Company has Management Retention Agreements with certain officers and key employees of the Company to assist in the retention of key management personnel. Agreements which cover 14 officers provide for payment of between one and two years of base salary and, with respect to certain executive officers, bonus and incentive plan payments, in the event that the executives are terminated without good cause or if the executives resign for "good reason" (as defined in the agreements) within a one year period or, with respect to certain executive officers, a two year period, following a change in control of the Company. The Company, through its subsidiary Captain D's, Inc., also has Management Retention Agreements with certain officers and key employees of Captain D's that provide for special payments in the event of a change in control, on the earliest to occur of (a) one year following the occurrence of a change in control, (b) the termination of employment for any reason other than "good cause" (as defined in the agreements) or (c) the termination of employment by the employee for "good reason" (as defined in the agreements). The Company's total contingent liability with respect to the Management Retention Agreements is approximately $3.6 million. The Company's policy for officers not party to the Management Retention Agreements is to provide severance benefits of up to six months salary for such officers in the event they are terminated without cause.

Leasehold Interests Assigned to Others - The Company has assigned to third parties its leasehold interest with respect to approximately 41 properties on which the Company remains contingently liable to the landlord for the performance of all obligations in the event that the assignee does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases to be approximately $13.3 million.

Property Sublet to Others - The Company subleases approximately 59 properties to others. In general, the Company remains liable for the leasehold obligation in the event that these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these sublet properties to be approximately $12.4 million.

Lease Guaranty - The Company is a party to a guaranty agreement which guarantees the obligations under a master lease pursuant to which COI, the lessee and former wholly-owned subsidiary of the Company, leases 24 tractors and 20 trailers. The Company sold COI on June 11, 2001, but remains contingently liable for these leasehold obligations in the event that COI does not make the required lease payments. The Company estimates its contingent liability associated with this master lease to be $2.8 million as of October 28, 2001.

Litigation - (See Note 13 -- Litigation.)

NOTE 12 - SETTLEMENT OF LAWSUITS

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

NOTE 14 - RETIREMENT PLAN

The Company established the Shoney's, Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1996. The Plan covers all employees who meet certain age and minimum service hour requirements. The Company matches employee contributions at 25%, up to a maximum of 4% of the participants' base pay. Total expense recognized by the Company under the Plan was approximately $0.0 million, $0.0 million and $0.3 million for 2001, 2000 and 1999, respectively.

NOTE 15 - EARNINGS PER SHARE

As of October 28, 2001, the Company had outstanding 3,534,652 options to purchase shares at prices ranging from $0.45 to $25.51. The Company also has subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures which are convertible into common stock at the option of the debenture holder. As of October 28, 2001, the Company had reserved 537,908 and 266,581 shares, respectively, related to these convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. The Company reported losses from continuing operations before extraordinary items during 2001, 2000 and 1999;



therefore, the effect of considering these potentially dilutive securities on loss per share from continuing operations before extraordinary gain would have been anti-dilutive and, as a result, has not been included.

NOTE 16 - SHAREHOLDER RIGHTS PLAN

The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors. The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per four shares of common stock) shares of common stock at an exercise price of $20.00 per Right. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% or more of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 30% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if, after the rights had "flipped in", a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2004. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.





NOTE 17 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company. The Company has operations principally in two industry segments, both of which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. Effective with the first quarter of 2001, the Company began allocating its general corporate or Restaurant Support Center ("RSC") overhead expenses to its operating segments. All prior periods have been restated. In addition, in 2001, certain asset gains or losses may be recognized in segment EBIT as defined where previously all gains or losses had been reported in "corporate and other". Gains or losses on asset sales presented in segment information represent internal presentation and may not equal gains and losses as presented in GAAP. The Company's corporate and other income and expenses consist primarily of gains from the sale of property and equipment, rental income, interest income and miscellaneous income or expense and do not constitute a reportable segment of the Company as contemplated by SFAS No. 131. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

REVENUE                                        YEARS ENDED
                              ---------------------------------------------
                              OCTOBER 28,      OCTOBER 29,      OCTOBER 31,
(IN THOUSANDS)                   2001             2000             1999
                              ---------------------------------------------

Shoney's Restaurants           $ 336,462        $ 376,623        $ 500,041
Franchise fees                     6,700            9,053            9,623
Other revenue                      9,412            1,937            2,808
                               ---------        ---------        ---------
  Total Shoney's                 352,574          387,613          512,472
Captain D's restaurants          300,415          314,671          316,996
Franchise fees                     5,927            5,432            5,494
Other revenue                      3,033              265              364
                               ---------        ---------        ---------
  Total Captain D's              309,375          320,368          322,854
Corporate and other revenue        3,559           10,095           22,081
                               ---------        ---------        ---------
Total consolidated revenue     $ 665,508        $ 718,076        $ 857,407
                               =========        =========        =========
















EBIT (AS DEFINED)                                               YEARS ENDED
                                                -------------------------------------------
                                                OCTOBER 28,     OCTOBER 29,     OCTOBER 31,
(IN THOUSANDS)                                     2001            2000            1999
                                                -------------------------------------------
Shoney's operations                              $ (1,261)       $  (6,614)      $  (3,782)
Shoney's asset gains                                5,918               --              --
                                                 ---------       ----------      ----------
   Total Shoney's EBIT                              4,657           (6,614)         (3,782)

Captain D's operations                             21,424           26,494          27,391
Captain D's asset gains                             2,301               --              --
                                                 ---------       ----------      ----------
Total Captain D's EBIT                             23,725           26,494          27,391

Corporate and other income (expense)                  692             (189)         (3,137)
   Corporate and other asset gains                  1,816            7,114          18,417
                                                 ---------       ----------      ----------
Total corporate and other income                    2,508            6,925          15,280
                                                 ---------       ----------      ----------
   Total EBIT for reportable segments              30,890           26,805          38,889

Other charges:
  Interest expense                                 33,713           36,429          42,159
  Asset impairment charges                          4,969           15,221          18,423
  Litigation settlements                                                            14,500
  Restructuring charges                             1,267            1,032           4,020
                                                 ---------       ----------      ----------
Consolidated loss from continuing operations
  before income taxes and extraordinary item     $ (9,059)       $ (25,877)      $ (40,213)
                                                 =========       ==========      ==========

DEPRECIATION AND AMORTIZATION
(IN THOUSANDS)
Shoney's                                         $  13,214       $  18,239       $  22,855
Captain D's                                         11,652          12,002          12,173
Corporate and other                                  1,528           2,818           3,140
                                                 ----------      ----------      ----------
Total consolidated depreciation and
   amortization                                  $  26,394       $  33,059       $  38,168
                                                 ==========      ==========      ==========

CAPITAL EXPENDITURES
(IN THOUSANDS)
Shoney's                                         $   2,489       $   5,034       $  13,013
Captain D's                                          8,966          11,824          10,561
Corporate and other                                      -           4,368           5,433
                                                 ----------      ----------      ----------
Total consolidated capital expenditures          $  11,455       $  21,226       $  29,007
                                                 ==========      ==========      ==========


                                         50
ASSETS                                           OCTOBER 28,     OCTOBER 29,
(IN THOUSANDS)                                      2001            2000
                                                 ---------------------------

Shoney's                                         $ 129,768       $ 161,871
Captain D's                                        107,120         118,217
Corporate and other                                 17,369          31,761
                                                 ----------      ----------
  Total consolidated assets                      $ 254,257       $ 311,849
                                                 ==========      ==========



NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           PER SHARE
                                                                           ---------
                                             INCOME                    INCOME
                                             (LOSS)                    (LOSS)
                                             BEFORE       NET          BEFORE       NET
                 NO. OF           GROSS   EXTRAORDINARY  INCOME     EXTRAORDINARY  INCOME    STOCK MARKET
                 WEEKS  REVENUES  PROFIT      GAIN       (LOSS)         GAIN       (LOSS)    HIGH   LOW
                 -----  --------  ------      ----       ------         ----       ------    ----   ---

2001
First Quarter(a)  16    $197,772  $20,458   $ (9,092)    $ (9,092)      $(0.18)     $(0.18)  $1.01 $0.28
Second Quarter    12     165,879   21,124     (2,798)      (2,798)       (0.05)      (0.05)   1.33  0.65
Third Quarter     12     160,824   22,699     (1,312)(b)   (1,312)(b)    (0.03)      (0.03)   0.89  0.61
Fourth Quarter    12     141,033   19,096        319          319         0.01        0.01    0.65  0.25
                  --    --------  --------  ---------    ---------      -------     -------
                  52    $665,508  $83,377   $(12,883)    $(12,883)      $(0.25)     $(0.25)
                  ==    ========  =======   =========    =========      =======     =======
2000
First Quarter(a)  16    $210,552  $24,451   $ (3,975)    $ (3,975)      $(0.08)     $(0.08)  $1.50 $1.06
Second Quarter    12     177,888   25,506      5,449        5,449         0.11        0.11    1.13  0.63
Third Quarter     12     172,035   19,416    (14,806)(c)  (14,806)(c)    (0.29)      (0.29)   1.63  0.47
Fourth Quarter    12     157,601   17,475     (9,009)(c)   73,468(c)(d)  (0.18)       1.45    1.06  0.44
                  --    --------  -------   ---------    ---------      -------     -------
                  52    $718,076  $86,848   $(22,341)    $ 60,136(c)    $(0.45)(e)  $ 1.19
                  ==    ========  =======   =========    =========      =======     =======

(a) The first quarter of 2001 and first quarter of 2000 have been restated to reflect discontinued operations.

(b) The third quarter of 2001 included an asset impairment charge of $5.0 million.

(c) The third quarter of 2000 and fourth quarter of 2000 included asset impairment charges of $12.8 million and $2.4 million, respectively.

(d) The fourth quarter of 2000 included an extraordinary gain on retirement of debt of $82.5 million.

(e) Earnings per share before extraordinary gain does not sum to the total.

NOTE 19 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133") effective October 30, 2000.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

On October 30, 2000, the date of the Company's adoption of SFAS 133, the cumulative effect of adoption was a credit to other comprehensive income of $0.1 million. At October 28, 2001, the cost to exit the Company's derivatives was $1.1 million, resulting in a charge to other comprehensive income of $1.2 million.

NOTE 20 - SUBSEQUENT EVENTS

On January 24, 2002, the Company entered into a definitive merger agreement (the "Merger Agreement") with Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and LSF4 Acquisition, LLC. Pursuant to the terms of the Merger Agreement, the outstanding common shares of Shoney's, Inc. will be acquired for $0.36 per share in cash. The Merger Agreement, which was unanimously approved by the Company's Board of Directors, is subject to regulatory approval, approval by Shoney's, Inc. shareholders and other customary closing conditions, and is expected to close in the second quarter of 2002. Following the consummation of the merger, Shoney's, Inc. will become a private company.

Prior to the execution of the Merger Agreement, Lone Star Funds, through certain of its affiliates, assumed the outstanding indebtedness under the Captain D's Facility. The Captain D's Facility, previously scheduled to mature on March 31, 2002, was extended to October 31, 2002. In connection with the debt assumption, the Captain D's line of credit was reduced to $15.0 million, and the interest rate on the facility was increased to 12.5% until May 15, 2002. On May 15, 2002, Captain D's will be required to pay an extension fee equal to 2% of the facility, and the interest rate will increase to 15%. As a result of the extension of the maturity date to October 31, 2002, the Captain D's Line of Credit and term notes are presented as long term debt at October 28, 2001. Additionally, in connection with the assumption of the Captain D's Facility, Captain D's, Inc. may, under certain circumstances, make distributions of up to $5.0 million to the Company.

On February 11, 2002, the Company received an extension of the maturity date of the Shoney's Line of Credit from September 6, 2002 to November 29, 2002. In addition, the expiration date of the letters of credit issued under the Shoney's Line of Credit was extended to October 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. ss. 229.304.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF SHONEY'S, INC.

The Company's Board of Directors consists of the following six directors:
Stephen E. Macadam, Jeffry F. Schoenbaum, Raymond D. Schoenbaum, Carroll D. Shanks, Felker W. Ward, Jr., and William M. Wilson.

STEPHEN E. MACADAM                                        Age - 41
President and Chief Executive Officer                     Director since 1999
Consolidated Container Co., LLC

Mr. Macadam has served as President and Chief Executive Officer of Consolidated Container Co., LLC since August 13, 2001. He previously served as Executive Vice President, Containerboard & Packaging and Purchasing from March 2000 to August 2001 and as Senior Vice President, Containerboard & Packaging and Purchasing from March 1998 to March 2000 for Georgia-Pacific Corporation. From 1988 to February 1998, Mr. Macadam was a principal with McKinsey & Company, Inc.

JEFFRY F. SCHOENBAUM                                      Age - 54
Private Investor                                          Director since 1996

Mr. Schoenbaum is a private investor and serves as Vice President of Nurad Investments, Inc., which was formed in 1987 to manage the historic redevelopment of commercial properties in Sarasota and Tampa, Florida. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum is the brother of Raymond D. Schoenbaum.

RAYMOND D. SCHOENBAUM                                     Age - 55
President                                                 Director since 1997
Schoenbaum Limited

Since April 1995, Mr. Schoenbaum has been President of Schoenbaum Limited, a restaurant management company. Mr. Schoenbaum also has served since March 1996 as the President and Chief Executive Officer of Just Having Fun Restaurants, Inc., a restaurant company currently developing a new restaurant concept in Atlanta, Georgia. From June 1984 to March 1995, he served as the Chairman of the Board of Innovative Restaurant Concepts, Inc., a restaurant management company which owned and operated Rio Bravo, Ray's on the River and Green Hills Grille restaurants. Mr. Schoenbaum sold this company to Applebee's International, Inc. in March 1995. Mr. Schoenbaum was a member of the board of directors of Applebee's International, Inc. from March 1995 to August 1997. He also serves as a member of the board of directors of the Schoenbaum Family Foundation. Mr. Schoenbaum was elected to the Board of Directors of the Company in August 1997 pursuant to the Settlement Agreement between the Company and Raymond D. Schoenbaum and Betty J. Schoenbaum. In June 1998, Mr. Schoenbaum was elected Vice Chairman of the Board and became Chairman of the Board effective January 1999 and served in such capacity until May 2001. Mr. Schoenbaum is the brother of Jeffry F. Schoenbaum.

CARROLL D. SHANKS                                         Age - 74
Retired                                                   Director since 1997

Mr. Shanks retired in December 1992 as Vice Chairman of American General Life & Accident Insurance Company. He served as a member of the board of directors of Bank of America, a subsidiary of Bank of America N.A. from 1992 until 2001. From April 1993 until June 1996, Mr. Shanks also was a member of the board of directors of American Progressive Corporation, an insurance company.

FELKER W. WARD, JR.                                       Age - 68
Chairman of the Board and                                 Director since 1998
Chief Executive Officer
Pinnacle Investment Advisors, Inc.

Mr. Ward has served as Chairman of the Board and Chief Executive Officer of Pinnacle Investment Advisors, Inc., an investment advisor, since its formation in April 1994. From December 1992 to July 1996, Mr. Ward also served as Chairman of Ward Bradford & Co., L.P., a financial services company. Since 1979, Mr. Ward has served as the President and Vice Chairman of Concessions International, Inc., an owner and operator of food, beverage, gift and duty-free shops in airports. Mr. Ward has served on the board of directors of Abrams Industries, Inc., a nonresidential construction company, fixture manufacturer and property management company, since 1990 and on the respective boards of directors of AGL Resources Inc., a natural gas distributing utility, since 1988, and Smith Garden Products, Inc. since 1997. Mr. Ward also served on the Board of Directors of Fidelity National Corporation, a bank holding company, from 1997 until August 30, 2001.

WILLIAM M. WILSON                                         Age - 53
President and Chairman of the Board                       Director since 1997
Shoney's, Inc.

Mr. Wilson has served as Chairman of the Board of Shoney's, Inc. since May 8, 2001 and additionally as President since June 19, 2001. He also has served as President of Cherokee Equity Corporation, an investment holding company, since 1984, and as President of Cherokee Properties, Inc., a real estate investment company, since 1979.

EXECUTIVE OFFICERS OF SHONEY'S, INC.

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC reports of ownership and changes in ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to the Company or written representations that no other reports were required, the Company believes that during fiscal year 2001 all of the Company's directors, executive officers and greater than 10% beneficial owners complied with these requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following tables discuss the compensation earned in fiscal years 2001, 2000 and 1999 by all persons who served or functioned as the Company's Chief Executive Officer in fiscal year 2001 and the Company's four most highly compensated executive officers (the "Named Executive Officers"). In particular, the table entitled "Option Grants in Last Fiscal Year" sets forth all options to acquire the Company's common stock granted to the Named Executive Officers during the fiscal year ended October 28, 2001, and the table entitled "Aggregated Fiscal Year-End Option Values" sets forth the number and value of unexercised options held by these officers at the fiscal year end. Fiscal year 1999 included 53 weeks compared to 52 weeks for fiscal years 2000 and 2001.

                          SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                         ANNUAL COMPENSATION                COMPENSATION
                                         -------------------                ------------
                                                         OTHER ANNUAL  RESTRICTED  SECURITIES
                            FISCAL                       COMPENSATION    STOCK     UNDERLYING  ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   BONUS($)   ($) (1)      AWARDS($)   OPTIONS   COMPENSATION
----------------------------------------------------------------------------------------------------------
J. Michael Bodnar(2)         2001    350,000         --    11,250(3)    20,000(4)   550,000(5) 546,000(6)
  Former President and       2000    500,000    175,000    30,938       55,000           --     49,707
  Chief Executive            1999    509,615     70,000    30,938       55,000           --     44,278
  Officer

William M. Wilson            2001    185,714         --        --           --           --     56,000(7)
  Chairman of the Board
  and President

Richard K. Arras             2001    375,000         --        --           --           --         --
  President and Chief        2000    209,135     10,000    28,125       50,000      500,000         --
  Executive Officer --
  Shoney's Restaurants

Ronald E. Walker             2001    250,000      5,000        --           --           --      4,251(8)
  President and Chief        2000    230,279    202,499        --           --       25,000      4,997
  Operating Officer --       1999    213,096    223,991        --           --       50,000      4,658
  Captain D's

V. Michael Payne             2001    190,962     92,648        --           --       50,000         --
  Chief Financial            2000    156,809    193,248        --           --       50,000         --
  Officer                    1999    137,596     50,625        --           --       60,000         --

Bernard W. Gray              2001    147,182     83,893        --           --       15,000         --
  Chief Information          2000    144,972    139,305        --           --       10,000         --
  Officer                    1999    142,692     28,000        --           --       25,000         --

(1) As to "Other Annual Compensation", although executive officers receive perquisites and other personal benefits (e.g. automobile allowances), the aggregate amount of such perquisites or other personal benefits does not exceed the lesser of $50,000 or 10% of the annual salary and bonus for any of the persons listed in the Summary Compensation Table.
(2) Mr. Bodnar ceased to serve as our President and CEO effective June 19, 2001. Accordingly, the 2001 compensation amounts set forth for Mr.
     Bodnar represent partial year compensation.
(3) Represents tax equalization bonus paid with respect to the receipt of restricted shares distributed pursuant to Mr. Bodnar's employment agreement, which expired as of December 31, 2000.
(4) Represents the value of 40,000 shares received by Mr. Bodnar pursuant to his employment agreement with a fair market value on the date of distribution of $20,000 ($0.50 per share).
(5) As of the date of Mr. Bodnar's resignation, Mr. Bodnar had no options to purchase shares of the Company's common stock that were vested. Accordingly, Mr. Bodnar relinquished any right to exercise any rights or options that he had to purchase the Company's common stock.
(6) Represents $500,000 which was accrued for severance benefits for Mr. Bodnar pursuant to a severance agreement entered into by the Company and Mr. Bodnar on June 19, 2001, of which $86,538 was paid during fiscal 2001. See "--Management Retention and Severance Agreements with Named Executive Officers--Severance Agreements". This amount also includes insurance premiums ($35,000) and financial services fees ($11,000).
(7) Represents fees paid Mr. Wilson for serving on the Company's Board of Directors and its committees.
(8) Represents amounts paid pursuant to our restaurant group ownership plans established in prior years, in which partnerships composed of employees have acquired up to a 30% interest in groups of restaurants.

                    OPTION GRANTS IN LAST FISCAL YEAR

                                                              POTENTIAL REALIZABLE
                       % OF TOTAL                               VALUE AT ASSUMED
            NUMBER OF    OPTIONS                              ANNUAL RATES OF STOCK
           SECURITIES  GRANTED TO                             PRICE APPRECIATION FOR
           UNDERLYING  EMPLOYEES      EXERCISE                     OPTION TERM
             OPTIONS   IN FISCAL      OR BASE      EXPIRATION ----------------------
NAME         GRANTED     YEAR     PRICE ($/SH)(1)     DATE       5%($)     10%($)
----         -------     ----     ---------------     ----       -----     ------
Mr. Bodnar(2) 550,000   26.00%        $0.4375       12/28/10    $151,328  $383,494
Mr. Payne      50,000    2.36%        $0.4531       12/19/10    $ 14,248  $ 36,106
Mr. Gray       15,000    0.71%        $0.4531       12/19/10    $  4,274  $ 10,832

---------------------

(1) The exercise price of the options granted is at least 100% of the fair market value of the shares on the date of grant. The options vest
    (become exercisable) at a cumulative rate of 33 1/3% per year and in full after three years. The options also become fully vested and immediately exercisable if (a) the fair market value of a share of the Company's stock increases by 150% over the Exercise or Base price; and (b) the Company sells substantially all of the assets comprising one of its two restaurant concepts.
(2) As of the date of Mr. Bodnar's resignation, Mr. Bodnar had no options to purchase shares of the Company's common stock that were vested. Accordingly, Mr. Bodnar relinquished any right to exercise any rights or options that he had to purchase the Company's common stock.

                  AGGREGATED FISCAL YEAR-END OPTION VALUES
                  ----------------------------------------

                           NUMBER OF SECURITIES UNDERLYING
                                UNEXERCISED OPTIONS AT
                                   FISCAL YEAR-END
                           ----------------------------------
NAME                        EXERCISABLE        UNEXERCISABLE
----                       ----------------------------------
Mr. Walker                   123,500               99,000
Mr. Arras                    100,000              400,000
Mr. Payne                     58,000              142,000
Mr. Gray                      72,000               78,000

The Company has never awarded stock appreciation rights to any employee, has no long-term incentive plans, as that term is defined in SEC regulations, and has no defined benefit or actuarial plans covering any of its employees. In addition, no Named Executive Officer exercised an option in fiscal 2001 or held an option that had any value as of the 2001 fiscal year end.

MANAGEMENT RETENTION AND SEVERANCE AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

The Company has management retention agreements with the following Named Executive Officers: Richard K. Arras, Bernard W. Gray, V. Michael Payne and Ronald E. Walker. The Company also entered into a severance agreement with Mr. Bodnar upon his termination as President and Chief Executive Officer and a letter agreement with Mr. Arras regarding increased benefits pursuant to the Company's severance policy.

MANAGEMENT RETENTION AGREEMENTS. Each of Mr. Arras', Mr. Gray's and Mr. Walker's management retention agreement provides that if such executive's employment is terminated by the Company without "good cause" or by the executive for "good reason" within a two-year period following a "change in control", such executive shall be entitled to: (a) two times the sum of his base salary and Incentive Plan Payments; (b) coverage for the executive and his family by the Company's welfare plans until the earlier of: (i) the expiration of 36 months following such employment termination; or (ii) coverage of the executive and his family by the plans of a new employer without being excluded from full coverage because of any actual pre-existing condition; (c) complete vesting of all stock options; and (d) an amount equal to the federal excise tax, if any, incurred by reason of the payments under the agreement constituting excess parachute payments and an amount equal to all excise taxes and federal, state and local income taxes incurred with respect to the receipt of the federal excise tax amount. Each of these management retention agreements also contains confidentiality and non-compete covenants.

Mr. Payne's management retention agreement provides that if Mr. Payne's employment is terminated by the Company without "good cause" or by Mr. Payne for "good reason" within a one-year period following a "change in control", Mr. Payne shall be entitled to: (a) two times the sum of his base salary; (b) coverage for Mr. Payne and his family by the Company's welfare plans until the earlier of: (i) the expiration of 12 months following such employment termination; or (ii) coverage of Mr. Payne and his family by the plans of a new employer without being excluded from full coverage because of any actual pre-existing condition; and (c) service credit for all purposes, and deemed employee status, for a one-year period following such employment termination for purposes of any Incentive Plans. Mr. Payne's management retention agreement also contains confidentiality and non-compete covenants.

For purposes of these agreements, "good cause" generally includes, with certain exceptions and limitations, personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, conviction for a felony or crime involving moral turpitude, material intentional breach of the agreement, or unsatisfactory performance as a result of alcohol or drug use. "Good reason" generally includes a significant change in the nature of the executive's duties or scope of authority, a reduction in base salary, a nonconsensual change in the location of work assignments to a location that is further than 35 miles away, the executive's reasonable determination that he is unable to exercise the authority, powers, function or duties attached to his position as a result of changed circumstances, or the termination or amendment of any incentive plan so that it fails to provide a level of benefits equivalent to at least 75% of the value of the terminated or amended plan, with certain exceptions. A "change in control" for purposes of these agreements generally would occur under those circumstances described below under the heading "Severance Agreements".

SEVERANCE AGREEMENTS. The severance agreement with Mr. Bodnar provides for the payment to Mr. Bodnar of severance pay in the amount of $500,000, payable over 104 weeks beginning the week ended June 22, 2001. All unpaid sums due Mr. Bodnar pursuant to this agreement become due and payable immediately upon a "change in control". A "change in control" generally would occur if (a) any person became the owner of at least 50% of the combined voting power of the Company's common stock, (b) less than a majority of the combined voting power of the Company's common stock after any tender or exchange offer, merger, combination, sale of substantially all of the Company's assets or contested election, is held by persons who were the Company's shareholders immediately prior to the applicable transaction, or (c) a majority of the Company's Board of Directors ceases to include those persons who were members of the Board of Directors as of the date of the severance agreement, unless the election or nomination was approved by at least 2/3 of the directors still in office who were directors on the date of the severance agreement.

The letter agreement entered into with Mr. Arras regarding severance benefits governs benefits to be received by Mr. Arras following his termination from the Company under circumstances covered by the Company's severance policy, but not otherwise covered by Mr. Arras' management retention agreement. The letter provides that under those circumstances, Mr. Arras will receive a severance benefit in the amount of at least 52 weeks of his base salary.

DIRECTOR COMPENSATION

Directors (other than William M. Wilson, as discussed below) who also are officers do not receive additional compensation for service on the Board of Directors. Directors (other than William M. Wilson) who are not officers receive a quarterly retainer of $4,000 in addition to $1,000 plus expenses for each Board or committee meeting they attend. Each director was required, pursuant to our Share Compensation Arrangement for Non-Employee Directors, to be paid at least 35% or, at the individual director's election, up to 100% of the director's quarterly fees, in shares of the Company's common stock rather than in cash. The Share Compensation Arrangement expired by its terms, however, in the first quarter of fiscal year 2001 upon 250,000 shares having been issued pursuant thereto. Accordingly, that portion of first quarter fees paid in shares of the Company's stock was prorated among the participating directors.

In addition, non-employee directors receive an option for 5,000 shares upon their election to the Board of Directors pursuant to the Shoney's, Inc. Director's Stock Option Plan. Non-employee directors are awarded an additional option for 5,000 shares on the fifth anniversary of the grant of their most recent option under this plan. As of the end of the Company's 2001 fiscal year, there were seven participants under this plan who held options covering an aggregate of 35,000 shares at exercise prices ranging from $2.25 to $9.50 per share. During our 2001 fiscal year, there were no exercises of options granted under this plan.

William M. Wilson, a director, was appointed to serve as the Company's Chairman of the Board on May 8, 2001 and, in addition, as President on June 19, 2001. Until Mr. Wilson's appointment as the Chairman of the Board, he was a non-employee director and, as such, participated in the Company's Director's Stock Option Plan and received all fees and expenses to which non-employee directors are entitled. After Mr. Wilson's appointment as Chairman of the Board, he was granted additional compensation of $250,000 for his services in his executive capacities through December 31, 2001, and continued to receive the fees to which non-employee directors are entitled through the fiscal year end. Mr. Wilson ceased receiving the non-employee director fees after the fiscal year end. After December 31, 2001, Mr. Wilson continues to be compensated at an annual rate of $382,353 for his services in his executive capacities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served as members of the Management Development and Compensation Committee of the Company's Board of Directors during the 2001 fiscal year: Stephen E. Macadam, Chairperson, Carroll D. Shanks, William M. Wilson and James D. Yancey. Mr. Yancey resigned from the Company's Board of Directors on December 15, 2001.

As discussed above under "Director Compensation", Mr. Wilson served as the President and Chairman of the Board of Shoney's, Inc., as well as the Chairman of the Board of Captain D's, Inc., during part of the 2001 fiscal year. No other member of the Management Development and Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries, nor had any relationship requiring disclosure in this document under applicable rules of the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of the Company's common stock directly or indirectly beneficially owned, as of February 1, 2002 by all directors, the Named Executive Officers and by all current directors and executive officers as a group, together with the percentage of the outstanding shares of the Company's common stock which such ownership represents. Unless otherwise indicated, beneficial ownership consists of sole voting and dispositive power based on 52,031,248 shares of common stock issued and outstanding as of February 1, 2002.

                                                               PERCENT OF
NAME OF BENEFICIAL OWNERS     SHARES BENEFICIALLY OWNED (1)      CLASS
-------------------------------------------------------------------------

Stephen E. Macadam                      44,407                     *
Jeffry F. Schoenbaum                   610,595(2)                1.16%
Raymond D. Schoenbaum                1,691,309(3)                3.21%
Carroll D. Shanks                       47,489                     *
Felker W. Ward, Jr.                     67,808                     *
William M. Wilson                       62,798                     *
J. Michael Bodnar                           --(4)                  --
V. Michael Payne                       152,380(5)                  *
Bernard W. Gray                        201,192                     *
Richard K. Arras                       150,000                     *
Ronald E. Walker                       360,429                     *
All current directors and executive
officers as a group (11 persons)     3,513,706                   6.68%

*Less than 1%

(1) Includes shares subject to options to purchase shares which are exercisable within 60 days of the date hereof, and are held by the following persons: Stephen E. Macadam (2,000), Jeffry F. Schoenbaum (5,000), Carroll D. Shanks (4,000), Felker W. Ward, Jr. (4,000), William
    M. Wilson (4,000), V. Michael Payne (104,667), Bernard W. Gray (104,000), Richard K. Arras (100,000) and Ronald E. Walker (163,000). Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
(2) Includes 17,340 shares held by Chase Manhattan Bank as custodian for Mr. Schoenbaum's children, 2,953 shares held by Mr. Schoenbaum's wife, 432,902 shares held in a trust for the benefit of Mr. Schoenbaum, 20,043 shares held in a revocable trust with Mr. Schoenbaum and his wife as co-trustees, and 35,750 shares owned by the Schoenbaum Family Foundation, of which Mr. Schoenbaum is a director. Mr. Schoenbaum disclaims beneficial ownership of the shares owned by the Schoenbaum Family Foundation.
(3) Includes 490,900 shares held in a trust for the benefit of Mr.
    Schoenbaum, 10,267 shares owned by Mr. Schoenbaum's wife, an aggregate of 6,294 shares held in trusts for the benefit of Mr. Schoenbaum's sons and 35,750 shares owned by the Schoenbaum Family Foundation, of which Mr. Schoenbaum is a director. Mr. Schoenbaum disclaims beneficial ownership of the shares owned by the Schoenbaum Family Foundation.
(4) Mr. Bodnar ceased serving as a director and an executive officer of the Company prior to February 1, 2002. He is included in this table solely because he was the Company's CEO during part of the 2001 fiscal year. Mr. Bodnar's shareholdings are not included in the shareholdings and percentage reported for all current directors and executive officers as a group.
(5) Includes 12,678 shares owned by Mr. Payne's children.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

This table shows how much of the Company's common stock is owned by persons, other than our directors and executive officers, who, as of February 1, 2002, were known to management to be the beneficial owners of more than 5% of the Company's outstanding common stock. The Company has no other class of equity securities outstanding.

Name and Address of Beneficial     Shares Beneficially Owned     Percent of
Owner                                                              Class
---------------------------------------------------------------------------

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

CHANGE IN CONTROL

On January 24, 2002, the Company entered into a definitive merger agreement (the "Merger Agreement") with Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership, and LSF4 Acquisition, LLC. Pursuant to the terms of the Merger Agreement, LSF4 Acquisition will be merged with and into the Company, and each outstanding share of the Company's common stock will be converted into the right to receive $0.36 in cash. The Merger Agreement, which remains subject to regulatory approval, approval of the Company's shareholders and other customary closing conditions, is expected to close in the second quarter of the 2002 fiscal year. No assurances can be given, however, that the conditions to the merger will be met or that the merger will otherwise be completed. If the merger is consummated, the Company will be a private company controlled by Lone Star U.S. Acquisitions LLC and U.S. Restaurant Properties Operating Limited Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed in Item 11 of this Annual Report on Form 10-K, the Company's executive officers, directors and 5% or greater shareholders did not have significant business relationships with the Company which would require disclosure under applicable SEC regulations, and no such transactions are anticipated during the 2002 fiscal year.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following are included in or filed as a part of this Annual Report on Form 10-K:

        (1) Financial Statements:
                Consolidated Balance Sheet - October 28, 2001 and October 29, 2000.
                Consolidated Statement of Operations - Years ended October 28, 2001, October 29, 2000, and October 31, 1999
                Consolidated Statement of Shareholders' Equity (Deficit) - Years ended October 28, 2001, October 29, 2000, and October 31, 1999
                Consolidated Statement of Cash Flows - Years ended October 28, 2001, October 29, 2000, and October 31, 1999
                Notes to Consolidated Financial Statements - Years ended October 28, 2001, October 29, 2000, and October 31, 1999

        (2) Schedules: Schedule II-Valuation and Qualifying Accounts and Reserves, is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3) Exhibits: The exhibits listed on the Exhibit Index on pages 64 through 68 are filed as part of this Annual Report on Form 10-K.

     (b) On August 20, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated August 20, 2001 to report, pursuant to Item 5, certain amendments to the Company's Rights Agreement.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              SHONEY'S, INC. AND SUBSIDIARIES

                                        CHARGED
                          BALANCE AT    TO COSTS        CHARGED                    BALANCE AT
                          BEGINNING       AND           TO OTHER                     END OF
                          OF PERIOD     EXPENSES        ACCOUNTS      DEDUCTIONS     PERIOD
                          ---------     --------        --------      ----------     ------
FISCAL YEAR ENDED
OCTOBER 28, 2001:
 Reserves and
 allowances deducted
 from asset accounts:
  Allowance for
    doubtful accounts   $     691,000  $     55,000     $   4,000(B)  $ 101,000(A) $    649,000

  Valuation
    allowance for
    deferred tax
    assets              $  41,890,000  $  2,689,000(C)  $       0     $       0    $ 44,579,000

FISCAL YEAR ENDED
OCTOBER 29, 2000:
 Reserves and
 allowances deducted
 from asset accounts:
  Allowance for
  doubtful accounts     $    949,000   $   (224,000)    $   7,000(B)  $  41,000(A) $    691,000

  Valuation
    allowance for
    deferred tax
    assets              $ 67,865,000   $(25,975,000)(D) $       0     $       0    $ 41,890,000

FISCAL YEAR ENDED
OCTOBER 31, 1999:
 Reserves and
 allowances deducted
 from asset accounts:
  Allowance for
  doubtful accounts     $    614,000   $    500,000     $ 161,000(B)  $ 326,000(A) $    949,000

  Valuation
    allowance for
    deferred tax
    assets              $ 62,537,000   $  5,328,000(C)  $       0     $       0    $ 67,865,000


(A) Accounts written off.
(B) Recoveries from accounts written off in prior year.
(C) Increased the valuation allowance for deferred tax assets, which are not expected to be realized.
(D) Decrease in the valuation allowance for deferred tax assets.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 12th day of February 2002.

                                     SHONEY'S, INC.


                                     By:  /s/ V. MICHAEL PAYNE
                                          -----------------------------------
                                          V. Michael Payne
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of February 2002.

SIGNATURE                     TITLE
---------                     -----

/s/ WILLIAM M. WILSON         Chairman of the Board, President and
------------------------      Director
(William M. Wilson)


/s/ V. MICHAEL PAYNE          Chief Financial Officer and Principal
------------------------      Accounting Officer
(V. Michael Payne)


/s/ STEPHEN E. MACADAM        Director
------------------------
(Stephen E. Macadam)


/s/ JEFFRY F. SCHOENBAUM      Director
------------------------
(Jeffry F. Schoenbaum)


/s/ RAYMOND D. SCHOENBAUM     Director
-------------------------
(Raymond D. Schoenbaum)


/s/ CARROLL D. SHANKS         Director
-------------------------
(Carroll D. Shanks)


/s/ FELKER W. WARD, JR.       Director
-------------------------
(Felker W. Ward, Jr.)

                            EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated January 24, 2002, by and among Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership, LSF4 Acquisition, LLC and Shoney's, Inc., filed as Exhibit 2.1 to the Company's Current Report on form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

3.1, 4.1 Charter of Shoney's, Inc., as amended, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-11715) filed with the Commission on September 11, 1996, and incorporated herein by this reference.

3.2, 4.2        Restated Bylaws of Shoney's, Inc., as amended, filed as
                Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 13, 2001, and incorporated herein by this reference.

4.3 Amended and Restated Rights Agreement, dated as of December 4, 2000, and effective as of August 8, 2001 between Shoney's, Inc. and Registrar and Transfer Company, as Rights Agent (including as Exhibit A thereto the forms of Rights Certificate and Election to Exercise), filed as Exhibit 1 to Amendment No. 6 to the Company's Registration Statement on Form 8-A (File No. 001-10208), filed with the Commission on August 20, 2001, and incorporated herein by this reference, as amended by Amendment No. 1, dated as of August 20, 2001, filed as Exhibit 2 to the Company's Registration Statement on Form 8-A (File No. 001-10208) filed with the Commission on August 20, 2001, and incorporated herein by this reference.

4.4 Indenture, dated as of April 1, 1989, between the Company and Sovran Bank/Central South, as Trustee, relating to $201,250,000 in principal amount of Liquid Yield Option Notes due 2004, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on April 3, 1989 (File No. 33-27571), and incorporated herein by this reference.

4.5 First Supplemental Indenture, dated August 29, 2000, by and between the Company and the Bank of New York, as Trustee, relating to $201,250,000 in principal amount of Liquid Yield Option Notes due 2004, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 6, 2000, and incorporated herein by this reference.

4.6 Indenture, dated as of July 15, 1992, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, and NationsBank of Tennessee (now The Bank of New York, as successor trustee), as Trustee, relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 10(a) to the Current Report on Form 8-K of TPI Restaurants, Inc.
                filed with the Commission on July 29, 1992 (File No. 0-12312), and incorporated herein by this reference.

4.7 First Supplemental Indenture, dated as of September 9, 1996, among TPI Enterprises, Inc., TPI Restaurants, Inc., as Guarantor, The Bank of New York, as Trustee, and the Company, relating to 8.25% Convertible Subordinated Debentures due 2002, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 11, 1996, and incorporated herein by this reference.

4.8 Second Supplemental Indenture, dated as of August 29, 2000, between and among TPI Restaurants, Inc., as Guarantor, the Bank of New York, as Trustee, and the Company, relating to 8.25% Convertible Subordinated Debentures due 2002, filed as
                Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 6, 2000, and incorporated herein by this reference.

10.1 Shoney's, Inc. 1981 Stock Option Plan, as amended through October 28, 1996, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K

                                  64
                for the fiscal year ended October 27, 1996, and incorporated herein by this reference.*

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

10.8 Shoney's Ownership Plan 1977, filed as Exhibit 10.47 to Post Effective Amendment N0. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257), filed with the Commission on January 25, 1993, and incorporated herein by this reference.*

10.9 Captain D's Ownership Plan 1976, filed as Exhibit 10.48 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257), filed with the Commission on January 25, 1993, and incorporated herein by this reference.*

10.10 Captain D's Ownership Plan 1978-1979, filed as Exhibit 10.49 to Post Effective Amendment No. 5 to the Company's Registration Statement on Form S-8 (File No. 2-64257), filed with the Commission and incorporated herein by this reference.*

10.11 Severance Agreement, dated as of June 19, 2001, by and between J. Michael Bodnar and the Company, filed as Exhibit
                10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2001, and incorporated herein by this reference.*

10.12 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and Raymond D. Schoenbaum, filed as Exhibit 10.12 to the Company's Annual Report on form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.*

10.13 Agreement, dated as of June 22, 2001, by and between the Company and V. Michael Payne, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2001, and incorporated herein by this reference.*

10.14 Management Retention Agreement, dated as of June 16, 2000, by and between the Company and Richard K. Arras.*(1)

10.15 Management Retention Agreement, dated as of June 14, 2000, by and between the Company and Bernard W. Gray.*(1)

10.16 Management Retention Agreement, dated as of June 29, 2000, by and between the Company and Ronald E. Walker.*(1)

10.17 Management Retention Agreement, dated as of July 15, 1997, by and between the Company and F. E. McDaniel, Jr., filed as
                Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997, and incorporated herein by this reference.*

10.18 Letter Agreement dated as of June 12, 2001, by and between the Company and Richard K. Arras.*

10.19 Supply Agreement, dated as of January 20, 2000, by and between the Company and International DiverseFoods, Inc., filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.20 Supply Agreement, dated as of January 19, 2000, by and between Captain D's, Inc. and International DiverseFoods, Inc., filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.21 Distribution Service Agreement, entered into as of November 18, 1999 and effective as of November 28, 1999, by and between Commissary Operations, Inc. and Captain D's, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2001, and incorporated herein by this reference.

10.22 Amended and Restated Loan Agreement, dated as of October 1, 2000, between the Company and FFCA Acquisition Corporation, relating to $8.75 million in indebtedness, filed as Exhibit
                10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.23 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 1, LLC and FFCA Funding Corporation relating to $7.455 million in indebtedness, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.24 Master Lease between Shoney's Properties Group 1, LLC and the Company, relating to 12 properties, filed as Exhibit
                10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.25 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 2, LLC and FFCA Funding
                Corporation, relating to $19.886 million in indebtedness.
                (2)

10.26 Master Lease between Shoney's Properties Group 2, LLC and the Company, relating to 28 properties. (3)

10.27 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 3, LLC and FFCA Acquisition Corporation, relating to $23.992 million in indebtedness.(2)

10.28 Amendment to Loan Agreement, dated as of October 26, 2001, by and between Shoney's Properties Group 3, LLC and LaSalle Bank National Association.

10.29 Master Lease between Shoney's Properties Group 3, LLC and the Company, relating to 34 properties. (3)

10.30 Amendment to Master Lease, dated as of October 26, 2001, by and between Shoney's Properties Group 3, LLC and the Company.

10.31 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 4, LLC and FFCA Acquisition Corporation, relating to $23.833 million in indebtedness.
                (2)

10.32 Master Lease between Shoney's Properties Group 4, LLC and the Company, relating to 34 properties. (3)

10.33 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 5, LLC and FFCA Funding
                Corporation, relating to $7.219 million in indebtedness. (2)

10.34 Amendment to Loan Agreement, effective as of October 9, 2001, by and between Shoney's Properties Group 5, LLC and GE Capital Franchise Finance Corporation (successor to FFCA Funding Corporation).

10.35 Amendment to Loan Agreement, effective as of October 18, 2001, by and between Shoney's Properties Group 5, LLC and GE Capital Franchise Finance Corporation (successor to FFCA Funding Corporation).

10.36 Master Lease between Shoney's Properties Group 5, LLC and the Company, relating to 12 properties. (3)

10.37 Partial Termination of Master Lease and Partial Mutual Release, effective as of October 9, 2001 by and between Shoney's Properties Group 5, LLC and the Company.

10.38 Partial Termination of Master Lease and Partial Mutual Release, effective as of October 18, 2001, by and between Shoney's Properties Group 5, LLC and the Company.

10.39 Loan Agreement, dated as of September 6, 2000, between Shoney's Properties Group 6, LLC and FFCA Funding
                Corporation, relating to $7.865 million in indebtedness. (2)

10.40 Amendment to Loan Agreement, dated as of October 26, 2001 by and between Shoney's Properties Group 6, LLC and GE Capital Franchise Finance Corporation (successor to FFCA Funding Corporation).

10.41 Master Lease between Shoney's Properties Group 6, LLC and the Company, relating to 12 properties. (3)

10.42 Partial Termination of Master Lease and Partial Mutual Release, dated as of October 26, 2001, by and between Shoney's Properties Group 6, LLC and the Company.

10.43 Amended and Restated Credit Agreement, dated as of September 6, 2000, among the Company, as borrower, Bank of America, N.A., as administrative agent, Banc of America Securities, L.L.C., as syndication agent, and certain other banks, financial institutions and institutional lenders, filed as
                Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.44 $135 million Credit Agreement (the "Captain D's Credit Agreement"), dated as of September 6, 2000, among Captain D's, Inc., as borrower, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as sole lead arranger and sole book manager, and certain other initial lenders initial issuing bank and swing line bank named therein, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000 and incorporated herein by this reference.

10.45 Amendment No. 1 and Waiver to the Captain D's Credit Agreement, dated as of January 26, 2001, among Captain D's, Inc., the banks, financial institutions and other institutional lenders parties to the Captain D's Credit Agreement, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.46 Amendment No. 2 to the Captain D's Credit Agreement, dated as of April 2, 2001, among Captain D's, Inc., the banks, financial institutions and other institutional lenders parties to the Captain D's Credit Agreement, and Bank of America, N.A., as Administrative Agent, filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 18, 2001, and incorporated herein by this reference.

10.47 Amendment No. 3 to the Captain D's Credit Agreement, dated as of August 31, 2001, among Captain D's, Inc., the banks, financial institutions and other institutional lenders parties to the Captain D's Credit Agreement, and Bank of America, N.A., as Administrative Agent.

10.48 Amendment No. 4 to the Captain D's Credit Agreement, dated as of December 27, 2001, among Captain D's, Inc., the Lenders (as defined therein) and Bank of America, N.A., as Administrative Agent.

10.49 Amendment No. 5 to the Captain D's Credit Agreement, dated as of January 24, 2002, among Captain D's, Inc., the Lenders (as defined therein), and Hudson Advisors, L.L.C., as Administrative Agent, filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

10.50 Voting Agreement dated as of January 24, 2002, by and among the Company, LSF4 Acquisition, LLC, Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and the Shareholders (as defined therein), filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

10.51 Voting Agreement dated as of January 24, 2002, by and among the Company, LSF4 Acquisition, LLC, Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and the Shareholders (as defined therein), filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

10.52 Loan and Security Agreement dated as of August 31, 2000, between Commissary Operations, Inc. and Bank of America, N.A., filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2000, and incorporated herein by this reference.

10.53 Registration Rights Agreement, dated as of December 1, 1997, by and between the Company and Raymond L. Danner, filed as
                Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997, and incorporated herein by this reference.

21              Subsidiaries of Shoney's, Inc.

23              Consent of Ernst & Young LLP, independent auditors.

--------------------------
* Management contract or compensatory plan or agreement.

(1) Document not filed because substantially identical to Exhibit 10.12.

(2) Document not filed because substantially identical to Exhibit 10.23.

(3) Document not filed because substantially identical to Exhibit 10.24.