Form 10-Q
period 2002-02-17
SHONEYS INC
filed 2002-03-18
CIK 89902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------

                                  FORM 10-Q

   (Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 17, 2002
                                   OR
      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                               -------    -------

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

     As of March 8, 2002, there were 52,031,248 shares of Shoney's, Inc. $1 par value common stock outstanding.


Part 1 - Financial Information
Item 1. Financial Statements

                              SHONEY'S, INC. AND SUBSIDIARIES
                            Consolidated Condensed Balance Sheet
                                       (Unaudited)

                                                         February 17,            October 28,
                                                             2002                   2001
                                                      ----------------        ---------------
ASSETS
Current assets:                                       $                       $
  Cash and cash equivalents                                 9,520,911              5,621,180
  Notes and accounts receivable, less allowance
   for doubtful accounts of $643,000 in 2002
   and $649,000 in 2001                                     3,994,584              4,424,791
Inventories                                                 4,327,880              4,539,419
Prepaid expenses and other current assets                   1,033,419              1,530,790
Net current assets held for sale                           13,822,967             19,451,708
                                                      -----------------       ----------------
  Total current assets                                     32,699,761             35,567,888

Property and equipment, at lower of cost or market        475,245,444            478,140,391
Less accumulated depreciation and amortization           (289,765,860)          (288,218,396)
                                                      -----------------       ----------------
  Net property and equipment                              185,479,584            189,921,995

Other assets:
  Goodwill (net of accumulated amortization of
    $8,549,000 in 2002 and $8,523,000 in 2001)              8,740,667              9,237,219
  Deferred charges and other intangible assets              7,965,160              8,684,963
  Restricted cash                                          10,262,342              6,849,639
  Other assets                                              3,888,402              3,995,353
                                                      -----------------       ----------------
  Total other assets                                       30,856,571             28,767,174
                                                      -----------------       ----------------
                                                      $   249,035,916         $  254,257,057
                                                      =================       ================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $    13,260,106         $   15,083,156
  Other accrued liabilities                                44,353,778             42,752,908
  Debt and capital lease obligations due within
   one year                                               135,095,759             10,320,962
                                                      -----------------       ----------------
  Total current liabilities                               192,709,643             68,157,026


Long-term debt and capital lease obligations              112,700,599            240,024,482

Other liabilities                                          42,851,855             45,647,164

Shareholders' deficit:
  Common stock, $1 par value: authorized
    200,000,000 shares; issued 52,031,248 in 2002
    and 51,709,122 in 2001                                 52,031,248             51,709,122
Additional paid-in capital                                136,613,520            136,861,557
Other comprehensive loss                                                          (1,091,364)
Accumulated deficit                                      (287,870,949)          (287,050,930)
                                                      ------------------      ----------------
    Total shareholders' deficit                           (99,226,181)           (99,571,615)
                                                      ------------------      ----------------
                                                      $   249,035,916         $  254,257,057
                                                      ==================      ================

    See notes to consolidated condensed financial statements

                                SHONEY'S, INC. AND SUBSIDIARIES
                         Consolidated Condensed Statement of Operations
                                         (Unaudited)
                                                               Sixteen Weeks Ended
                                                           February 17,      February 18,
                                                               2002              2001
                                                         ----------------  ----------------
Revenues
  Net sales                                              $  172,610,900    $  190,288,021
  Franchise fees                                              3,815,477         3,782,236
  Other income                                                2,837,055         3,702,251
                                                         ----------------  ----------------
    Total revenues                                          179,263,432       197,772,508

Costs and expenses
  Cost of sales                                             154,560,500       177,314,802
  General and administrative expenses                        15,839,516        17,436,782
  Interest expense                                           10,098,435        10,589,227
                                                         ----------------  ----------------
    Total costs and expenses                                180,498,451       205,340,811
                                                         ----------------  ----------------

Loss from continuing operations before income taxes          (1,235,019)       (7,568,303)

Provision for (benefit from) income taxes                      (415,000)           72,000
                                                         ----------------  ----------------

Loss from continuing operations                                (820,019)       (7,640,303)
Discontinued operations, net of income taxes                                   (1,451,894)
                                                         ----------------  ----------------

Net loss                                                 $     (820,019)   $   (9,092,197)
                                                         ================  ================
Earnings per common share
  Basic and diluted
    Loss from continuing operations                              ($0.02)           ($0.15)
    Discontinued operations, net of income taxes                   0.00             (0.03)
                                                         ----------------  ----------------
    Net loss                                                     ($0.02)           ($0.18)
                                                         ================  ================

Weighted average shares outstanding
    Basic and diluted                                        51,850,052        51,196,068

Common shares outstanding                                    52,031,248        51,693,846


Dividends per share                                                NONE              NONE

See notes to consolidated condensed financial statements

                                SHONEY'S, INC. AND SUBSIDIARIES
                        Consolidated Condensed Statement of Cash Flows
                                        (Unaudited)
                                                                Sixteen Weeks Ended
                                                           February 17,      February 18,
                                                               2002              2001
                                                         ----------------  ----------------
Operating activities
  Net loss                                               $     (820,019)   $   (9,092,197)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
        Loss from discontinued operations, net of
            income taxes                                                        1,451,894
        Depreciation and amortization                         6,390,937         8,862,174
        Amortization of deferred charges and other
            non-cash charges                                  2,811,986         2,277,500
        Gain on disposal of property and equipment           (2,333,350)       (2,979,501)
        Changes in operating assets and liabilities            (614,173)       (4,147,932)
                                                         ----------------  ----------------
            Net cash provided (used) by continuing
                 operating activities                         5,435,381        (3,628,062)
            Net cash provided by discontinued operating
                 activities                                                     1,907,874
                                                         ----------------  ----------------
            Net cash provided (used) by operating
                 activities                                   5,435,381        (1,720,188)

Investing activities
  Cash required for property and equipment                   (1,798,461)       (4,411,851)
  Proceeds from disposal of property and equipment            8,255,048         5,367,571
  Cash used by other assets                                  (3,422,245)         (277,518)
                                                         ----------------  ----------------
            Net cash provided by continuing investing
                 activities                                   3,034,342           678,202
            Net cash used by discontinued investing
                 activities                                                       (95,242)
                                                         ----------------  ----------------
            Net cash provided by investing activities         3,034,342           582,960

Financing activities
  Payments on long-term debt and
    capital lease obligations                               (14,866,917)      (19,339,237)
  Proceeds from long-term debt                               10,100,000        23,000,000
  Net proceeds from short-term debt                           1,797,223         1,250,000
  Cash required for debt issue costs                         (1,600,298)         (731,885)
                                                         ----------------  ----------------
            Net cash provided (used) by continuing
                 financing activities                        (4,569,992)        4,178,878
            Net cash used by discontinued financing
                 activities                                                    (2,053,123)
                                                         ----------------  ----------------
            Net cash provided (used) by financing
                 activities                                  (4,569,992)        2,125,755
                                                         ----------------  ----------------
Change in cash and cash equivalents                      $    3,899,731    $      988,527
                                                         ================  =================

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








                          SHONEY'S, INC. AND SUBSIDIARIES
                Notes to Consolidated Condensed Financial Statements
                               February 17, 2002
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company, in management's opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations. Certain reclassifications have been made in the Consolidated Condensed Financial Statements to conform to the 2002 presentation. Operating results for the sixteen-week period ended February 17, 2002 are not necessarily indicative of the results that may be expected for all or any balance of the fiscal year ending October 27, 2002. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Shoney's, Inc. Annual Report on Form 10-K for the year ended October 28, 2001 filed with the Securities and Exchange Commission on February 12, 2002.

NOTE 2 - DISCONTINUED OPERATIONS

On May 25, 2001, the Company announced the execution of a definitive agreement to sell its wholly-owned subsidiary, Commissary Operations, Inc. ("COI"). On June 11, 2001, the Company sold COI for $9.0 million cash less expenses. As a result, the Company has presented the COI line of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. The discontinued line of business had total revenue and net loss as follows:



                                   Quarter Ended         Quarter Ended
(in thousands)                   February 17, 2002     February 18, 2001
                                 -----------------     -----------------

Total revenue                    $      --             $      28,756
Net loss                         $      --             $      (1,452)


NOTE 3 - ACQUISITIONS

On September 9, 1996, the Company completed the acquisition of substantially all of the assets of TPI Enterprises, Inc. ("TPI") which, as the then largest franchisee of the Company, operated 176 Shoney's Restaurants and 67 Captain D's restaurants.

Twenty-eight of TPI's restaurants had been targeted for closure during the Company's due diligence process as under-performing units. Costs to exit these businesses were accrued as liabilities assumed in purchase accounting and consisted principally of severance pay for certain employees and the accrual of future minimum lease obligations in excess of anticipated sublease rental income. The total amount of such liabilities included in the TPI purchase price allocation was approximately $21.0 million. Approximately $0.1 million in costs to exit restaurants acquired were charged to this liability during the first quarter of 2002 and the first quarter of 2001. Approximately $2.3 million of anticipated exit costs related to the TPI acquisition remain accrued at February 17, 2002.

NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), at the beginning of the first quarter of 1997.

At February 17, 2002, the carrying value of 30 properties to be disposed of was $13.8 million and is reflected on the Consolidated Condensed Balance Sheet as net current assets held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded on assets held for sale during the period in which such assets are being held for disposal.

If the Company's restaurants were to experience declines in comparable store sales and operating margins, the Company could incur additional impairment charges in the future.

NOTE 5 - RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs certain exit costs generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are targeted to be closed. There were no exit costs recorded in the first quarter of 2002 or the first quarter of 2001. The Company charged approximately $0.6 million and $0.8 million against these exit costs reserves in the first quarter of 2002 and the first quarter of 2001, respectively. Approximately $4.7 million of accrued exit costs remain at February 17, 2002.

During 2001, the Company closed 51 Company-owned restaurants and sold six Shoney's Restaurants and 14 Captain D's restaurants to franchisees. During the first sixteen weeks of 2002, six Shoney's Restaurants were closed and eight Captain D's restaurants were sold to franchisees. Management continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management believes is a reasonable time period. In the event management elects to close additional leased restaurants during 2002, the Company may incur additional restructuring charges.

Below are sales and EBIT as defined, which is defined by the Company as operating income before asset impairment charges, restructuring charges and litigation settlements, for the first sixteen weeks of 2002 and 2001 for restaurants closed or sold prior to February 17, 2002.


                                 Quarter Ended             Quarter Ended
(in thousands)                 February 17, 2002         February 18, 2001
                               -----------------         -----------------

                                         EBIT as                   EBIT as
                               Sales     defined         Sales     defined
                               -----     -------         -----     -------

Stores closed or sold          $1,853    $(430)          $23,352   $(2,905)
                               ======    =======         =======   ========

NOTE 6 - EARNINGS PER SHARE

As of February 17, 2002, the Company had outstanding approximately 3,472,728 options to purchase shares at prices ranging from $0.45 to $25.51 per share.
The Company also has outstanding subordinated zero coupon convertible debentures and 8.25% subordinated convertible debentures, which are convertible into common stock at the option of the debenture holder. As of February 17, 2002, the Company had reserved 537,908 shares related to the subordinated zero coupon convertible debentures and 266,581 shares related to the 8.25% convertible debentures. The zero coupon debentures are due in April 2004 and the 8.25% debentures are due in July 2002. Because the Company reported a net loss from continuing operations for both periods presented, the effect of considering these potentially dilutive convertible securities was anti-dilutive and was not included in the calculation of Diluted EPS.

NOTE 7 - INCOME TAXES

The Company has recorded an income tax benefit of $0.4 million for the sixteen weeks ended February 17, 2002 and an income tax provision of $0.1 million for the sixteen weeks ended February 18, 2001. The effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income taxes and a change in the valuation allowance against the gross deferred tax assets. The income tax benefit for the sixteen weeks ended February 17, 2002 includes a refund of Federal income tax of $0.4 million from the carryback of a net operating loss to a previous year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of February 17, 2002, the Company increased the valuation allowance for gross deferred tax assets for tax credit carryforwards and net operating loss carryforwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

NOTE 8 - DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Debt and obligations under capital leases at February 17, 2002 and October 28, 2001 consisted of the following:

                                                2002             2001
                                                ----             ----
Shoney's - Mortgage Financing            $   89,745,050    $  95,538,337
Shoney's - Line of Credit                     3,500,000
Captain D's - Term Notes                    115,000,000      115,000,000
Captain D's - Line of Credit                  1,897,223        2,000,000
Subordinated zero coupon convertible
   debentures, due April 2004                15,332,845       14,943,615
Subordinated convertible debentures,
   due July 2002                              5,237,140        5,205,761
Industrial revenue bonds                      5,765,000        5,765,000
Notes payable to others                       2,877,815        2,988,828
                                         --------------    -------------
                                            239,355,073      241,441,541
Obligations under capital leases              8,441,285        8,903,903
                                         --------------    -------------
                                            247,796,358      250,345,444
Less amounts due within one year            135,095,759       10,320,962
                                         --------------    -------------
Amounts due after one year               $  112,700,599    $ 240,024,482
                                         ==============    =============

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

At the time of the debt repurchase and related refinancing, the Company restructured its restaurant operations by separating its Shoney's and Captain D's operations (the "Reorganization"). The Reorganization included transferring substantially all of the assets of the Company's Captain D's restaurants to a wholly-owned subsidiary, Captain D's, Inc. The
Reorganization allowed each of the Company's operating segments (Shoney's and Captain D's) to be separately financed. As a result of the Reorganization and the refinancing of the Company's senior indebtedness, each operating segment is intended to operate as an independent business unit and be responsible for its own indebtedness and debt service. The senior lending agreements generally prohibit the movement of cash between the operating segments except for payments under certain tax sharing arrangements, payments for administrative services and, under certain circumstances, Captain D's, Inc. is allowed to make distributions of up to $5.0 million to the Company.

Shoney's - Mortgage Financing

In connection with the refinancing, on September 6, 2000, the Company entered into a $99.0 million, 20-year mortgage financing (the "Shoney's Mortgage Financing") which was secured by the land, buildings and equipment of 142 Shoney's Restaurants. The carrying value of the collateral for the mortgage financing was $75.7 million at February 17, 2002. Principal reductions of approximately $1.9 million are scheduled during 2002. A portion of this debt carries a fixed rate of interest, and the remainder is at a floating rate that is reset monthly based on the London Interbank Offered Rate (LIBOR). As of February 17, 2002, the effective interest rates on this debt were as follows:

            Principal Amount       Fixed/Floating          Interest Rate
            ----------------       --------------          -------------
               $64,546,900             Fixed                   10.23%
               $ 8,565,707             Fixed                   10.35%
               $16,632,443            Floating                  6.02%

Shoney's - Line of Credit

On September 6, 2000, the Company entered into an amendment and restatement of the 1997 Credit Facility which provided Shoney's with a $40.0 million line of credit (the "Shoney's Line of Credit"). The Shoney's Line of Credit is secured by Shoney's Restaurant properties not serving as collateral for the Shoney's Mortgage Financing or other debt and certain surplus, office and miscellaneous properties owned and leased by the Company. The Shoney's Line of Credit was originally scheduled to expire on September 6, 2002. In addition, the letters of credit issued under the Shoney's Line of Credit were scheduled to expire 60 days prior to the September 6, 2002 maturity, or July 8, 2002. On February 11, 2002, the Shoney's Line of Credit was amended to extend the termination date to November 29, 2002, and to extend the expiration of the letters of credit issued under the Shoney's Line of Credit to October 30, 2002.

Pursuant to the terms of the Shoney's Line of Credit, the Company sold certain other assets serving as collateral for the Shoney's Line of Credit and retained and used in the business $15.0 million of the sale proceeds. During 2001, the Company sold $10.0 million of collateral properties and reduced the availability under the Shoney's Line of Credit to $30.0 million. The carrying value of the collateral for the Shoney's Line of Credit was $16.5 million at February 17, 2002. In addition, the Company has funded $7.7 million of proceeds from other asset sales into a cash collateral account as required by the terms of the Shoney's Line of Credit. This cash collateral account is classified as and included in restricted cash on the consolidated condensed balance sheet. Available credit under the Shoney's Line of Credit is reduced by letters of credit. At February 17, 2002, the Company had $3.5 million of funded debt under the Shoney's Line of Credit and had outstanding letters of credit of $22.9 million, resulting in available credit of $3.6 million. Proceeds from the sale of certain other assets will be used to either repay drawings under the line, which will also permanently reduce availability, or cash collateralize the line. The Company pays a commitment fee of 0.50% for unused available credit under the Shoney's Line of Credit. The interest rate for this facility is at floating rates (4.25% over LIBOR or 3.25% over the prime rate).

Captain D's - Term Notes and Line of Credit

On September 6, 2000, Captain D's, Inc. ("Captain D's") entered into a credit facility for up to $135.0 million, consisting of two term notes totaling
$115.0 million and a $20.0 million line of credit (the "Captain D's
Facility"). The Captain D's Facility is secured by all of the assets owned by Captain D's, including owned land, buildings and equipment, certain leased restaurant properties, and a pledge of certain other assets of Captain D's.
The carrying value of the collateral for the Captain D's Facility was $84.2 million at February 17, 2002. The Captain D's Facility had been scheduled to mature on December 31, 2001. On December 27, 2001, Captain D's received an extension of the Captain D's Facility to March 31, 2002. Additionally, in connection with the merger agreement entered into by the Company on January
24, 2002, (See Note 15 - Merger Agreement), the Captain D's Facility was acquired by Lone Star Funds, through certain of its affiliates, and was extended until October 31, 2002. In connection with the debt acquisition, the Captain D's line of credit was reduced to $15.0 million, and the interest rate on the Captain D's Facility was increased to 12.5% until May 15, 2002. During the first quarter of 2002, Captain D's funded $2.4 million of proceeds from asset sales into a cash collateral account as required by the terms of the Captain D's Facility. This amount partially funds an extension fee equal to 2% of the Captain D's Facility which will be due on May 15, 2002. This cash collateral account is classified as and included in restricted cash on the consolidated condensed balance sheet. Also, on May 15, 2002, the interest rate will increase to 15%. At February 17, 2002, there was $115.0 million outstanding under the term notes and $1.9 million outstanding under the line of credit. There are no scheduled payments under the term notes or the line of credit prior to the termination date of the Captain D's Facility. Available credit under the line of credit is reduced by outstanding letters of credit.
At February 17, 2002, Captain D's outstanding letters of credit totaled $6.4 million, resulting in available credit of $6.7 million. Captain D's pays a commitment fee of 0.50% for unused available credit under the line of credit. Prior to January 24, 2002, the interest rate on notes totaling $85.0 million was at floating rates (4% over LIBOR or 3% over the prime rate) and, with respect to term notes totaling $30.0 million, the interest rate was initially at floating rates of 4% over LIBOR and 3% over the prime rate. On January 1, 2001, the interest rate for the $30.0 million term notes increased by 0.50% and, pursuant to the terms of the Captain D's Facility, increased by 0.50% on the last day of each calendar quarter. Prior to January 24, 2002, the interest rate for the line of credit ranged from 3% to 4% over LIBOR or 2% to 3% over the prime rate, based on certain defined financial ratios.

Interest Rate Hedge Programs

The Captain D's Facility required Captain D's, Inc. to enter into an interest rate hedge program covering a notional amount of not less than 50% of the term notes outstanding ($57.5 million) within 45 days of the date of the loan closing through December 31, 2001. On October 16, 2000, Captain D's entered into an interest rate swap agreement covering $57.5 million of debt, which fixed the interest rate at 6.7% plus the applicable margin, through December 31, 2001. Additionally, on December 29, 2000 and January 2, 2001, Captain D's entered into interest rate swap agreements covering $25.0 million and $32.5 million of debt, respectively, which fixed the interest rate at 5.9% and 5.8%, respectively, plus the applicable margin, through December 31, 2001. These interest rate swap agreements expired on December 31, 2001, and the Captain D's credit agreement has been modified to provide for fixed rates of interest.

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

Loan Covenants

The Company's senior debt agreements (consisting of the Shoney's Line of Credit, the Captain D's Facility and the Shoney's Mortgage Financing) are secured by substantially all of the Company's assets. These debt agreements
(1) require satisfaction of certain financial ratios and tests; (2) impose limitations on capital expenditures; (3) limit the ability to incur additional debt and contingent liabilities; (4) prohibit dividends and distributions on common stock (provided, however, that effective January 24, 2002, under certain circumstances, Captain D's, Inc. is allowed to make distributions of up to $5.0 million to the Company); (5) prohibit mergers, consolidations or similar transactions; and (6) include other affirmative and negative covenants.

The Shoney's Mortgage Financing agreements provide that each property must be continuously operated, except for a 120 day period every three years. In May 2001, the Company began closing certain restaurants that secured the Shoney's Mortgage Financing and has closed 31 restaurants as of February 17, 2002.
The Company received agreements in which the lenders agreed to forebear, until October 31, 2002, from taking any action with respect to any failure by the Company to meet the fixed charge coverage covenant and any closure of certain restaurants. In addition, the Company received approval from the lenders to move certain collateral properties among the various collateral pools and to substitute three properties into the pools in an effort to strengthen certain collateral pools' financial ratios. This reallocation of collateral is expected to be completed during the second quarter of 2002. As of February 17, 2002, the Company had sold 12 of the closed restaurants which secured the Shoney's Mortgage Financing and reduced the outstanding indebtedness in the amount of $6.7 million. Further, the Lender has agreed to accept a 1% prepayment penalty with respect to the debt prepaid under the Shoney's Mortgage Financing.

The Company expects to be in compliance with its remaining financial covenants in 2002 and was in compliance with its financial covenants at the end of the first quarter of 2002.

Subordinated Zero Coupon Convertible Debentures, 8.5%, Due April 2004

The subordinated zero coupon convertible debentures were issued at $286.89 per $1,000 note. There are no periodic cash payments of interest. The issue price represents a yield to maturity of 8.5% based on a semi-annual bond equivalent basis. Each note is convertible into 29.349 shares of the Company's common stock at the option of the holder. The Company has reserved 537,908 shares for future issuance pursuant to these debentures.

Subordinated Convertible Debentures, 8.25%, Due July 2002

In connection with the acquisition of substantially all of the assets of TPI in September 1996, the Company assumed $51.6 million (principal amount) of 8.25% subordinated convertible debentures due July 15, 2002. The bonds are convertible at the holder's option, subject to compliance with the provisions of the supplemental indenture, into 50.508 shares of the Company's stock for each $1,000 debenture. The Company has reserved 266,581 shares for future issuance pursuant to the debentures. In addition, upon conversion, debenture holders are entitled to a cash distribution per share equal to the cash distributions made by TPI to its common shareholders in connection with the liquidation and dissolution of TPI. Interest on the bonds is due semi-annually in January and July.

Other Debt Information

The Company's industrial revenue bonds include $5.8 million at fixed interest rates ranging from 9.0% to 10.0%.

The Company has standby letters of credit of $29.2 million outstanding at February 17, 2002, which are principally utilized to support the Company's insurance programs. The outstanding letters of credit are supported by the Shoney's and Captain D's Lines of Credit in the amounts set forth in the table below.

                                           Outstanding
                  Line of Credit        Letters of Credit
                  --------------        -----------------

                   Shoney's              $  22,873,863
                   Captain D's               6,356,000
                                        -----------------
                                         $  29,229,863


NOTE 9 - LITIGATION

The Company is a party to legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company. (See Note 16
- Subsequent Events).

NOTE 10 - CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of February 17, 2002, the Company operated and franchised a chain of 935 restaurants in 28 states, which consists of two restaurant divisions:
Shoney's Restaurants and Captain D's. The majority of the Company's restaurants are located in the southeastern United States. The Company's restaurant concepts are Shoney's Restaurants, which are family dining restaurants offering full table service and a broad menu, and Captain D's restaurants, which are quick-service restaurants specializing in seafood. The Company also owned COI, a food service business that manufactures and distributes food and supplies to Company-owned restaurants, certain franchised restaurants and other customers. On June 11, 2001, the Company completed the sale of COI. The Company has entered into long term purchase agreements with COI for essentially all of its food products for both the Shoney's and Captain D's restaurant concepts. The Company believes that these contracts contain purchasing terms that are competitive in today's marketplace, but the Company is dependent on COI for essentially all of its food products. The Company extends credit to franchisee customers for franchise fees on customary credit terms which generally do not require customers to provide collateral or other security to the Company. Except for the contracts with COI, the Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Management Retention Agreements - The Company has management retention agreements with certain officers and key employees of the Company to assist in the retention of key management personnel. Agreements covering 14 officers provide for payment of between one and two years of base salary and, with respect to certain executive officers, bonus and incentive plan payments, in the event that the executives are terminated without good cause or if the executives resign for "good reason" (as defined in the agreements) within a one year period or, with respect to certain executive officers, a two year period, following a change in control of the Company. The Company, through its subsidiary Captain D's, Inc., also has management retention agreements with certain officers and key employees of Captain D's that provide for special payments in the event of a change in control, on the earliest to occur of (a) one year following the occurrence of a change in control, (b) the termination of employment for any reason other than "good cause" (as defined in the agreements) or (c) the termination of employment by the employee for "good reason" (as defined in the agreements). The Company's total contingent liability with respect to the management retention agreements is approximately $3.6 million. The Company's general policy for officers not party to a management retention agreement is to provide severance benefits of up to six months salary for such officers in the event they are terminated without cause.

Assigned Leases - The Company has assigned its leasehold interest to third parties with respect to approximately 40 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these assigned leases as of February 17, 2002 to be approximately $13.2 million.

Property Sublet to Others - The Company subleases approximately 57 properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The majority of the sublet properties are former restaurant sites that the Company has closed or franchised. The Company estimates its contingent liability associated with these sublet properties as of February 17, 2002 to be approximately $11.2 million.

Lease Guaranty - The Company is a party to a guaranty agreement which guarantees the obligations under a master lease pursuant to which COI, the lessee and former wholly-owned subsidiary of the Company, leases 24 tractors and 20 trailers. The Company sold COI on June 11, 2001, but remains contingently liable for these leasehold obligations in the event that COI does not make the required lease payments. The Company estimates its contingent liability associated with this master lease to be $2.7 million as of February 17, 2002.


NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS 142 requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.9 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $0.4 million for the quarter ended February 17, 2002. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

NOTE 13 - SEGMENT INFORMATION

The Company operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products from restaurants operated by the Company and its subsidiaries. The Company has operations principally in two industry segments, both of which are restaurant concepts. The restaurant concepts are Shoney's and Captain D's. Effective with the first quarter of 2001, the Company began allocating its general corporate or Restaurant Support Center ("RSC") overhead expenses to its operating segments. In addition, beginning in 2001, certain asset gains or losses may be recognized in segment EBIT as defined where previously all gains or losses had been reported in "corporate and other". Gains or losses on asset sales presented in segment information represent internal presentation and may not equal gains and losses as presented in GAAP. The Company's corporate and other income and expenses consist primarily of gains from the sale of property and equipment, rental income, interest income and miscellaneous income or expense and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standards No. 131. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before interest, taxes, restructuring charges, litigation settlements and impairment charges ("EBIT as defined").

Revenue
                                             Quarter Ended
(in thousands)                       February 17,       February 18,
                                         2002               2001
                               --------------------------------------------
Shoney's Restaurants           $       81,557       $     100,117
Franchise fees                          1,884               1,994
Other revenue                           1,180               2,333
                               --------------------------------------------
  Total Shoney's                       84,621             104,444
Captain D's restaurants                90,311              89,300
Franchise fees                          1,931               1,788
Other revenue                           1,434               1,050
                               --------------------------------------------
  Total Captain D's                    93,676              92,138
Corporate and other revenue               966               1,191
                               --------------------------------------------
Total consolidated revenue     $      179,263       $     197,773
                               ============================================



EBIT (as Defined)
                                             Quarter Ended
(in thousands)                       February 17,       February 18,
                                         2002               2001
                               --------------------------------------------
Shoney's operations            $          638       $      (5,664)
Shoney's asset gains                      478               1,480
                               --------------------------------------------
  Total Shoney's EBIT                   1,116              (4,184)
Captain D's operations                  6,375               5,672
Captain D's asset gains                 1,180                 939
                               --------------------------------------------
  Total Captain D's EBIT                7,555               6,611
Corporate and other income
 (expense)                               (428)                 65
Corporate and other asset
 gains                                    620                 529
                               --------------------------------------------
Total corporate and other
 income                                   192                 594
                               --------------------------------------------
Total EBIT for reportable
 segments                               8,863               3,021

Other charges:
  Interest expense                     10,098              10,589
                               --------------------------------------------
Consolidated loss from
 continuing operations before
 income taxes                  $       (1,235)      $      (7,568)
                               ============================================


Depreciation and Amortization
                                             Quarter Ended
(in thousands)                       February 17,       February 18,
                                         2002               2001
                               --------------------------------------------
Shoney's                       $        2,832       $       4,649

Captain D's                             3,170               3,724

Corporate and other                       389                 489
                               --------------------------------------------
Total consolidated
 depreciation and amortization $        6,391       $       8,862
                               ============================================


NOTE 14 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

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

On October 30, 2000, the date of the Company's adoption of SFAS 133, the cumulative effect of adoption was a charge to other comprehensive income of $0.1 million. At October 28, 2001, the Company had unrealized losses related to the interest rate swap agreements of $1.1 million, which was presented in accumulated other comprehensive loss. During the first quarter of fiscal 2002, the interest rate swap agreements expired, and the Company recognized interest expense of $0.7 million related to these agreements. At February 17, 2002, the Company had no derivatives as that term is defined in SFAS 133.


NOTE 15 - MERGER AGREEMENT

On January 24, 2002, the Company entered into a definitive merger agreement (the "Merger Agreement") with Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and LSF4 Acquisition, LLC ("LSF4 Acquisition") in which LSF4 Acquisition will merge with and into the Company. Pursuant to the terms of the Merger Agreement, the outstanding shares of the Company's common stock will be acquired for $0.36 per share in cash. The Merger Agreement, which was unanimously approved by the Company's Board of Directors, is subject to approval by the Company's shareholders at a special meeting currently scheduled for April 10, 2002, and other customary closing conditions, and is expected to close in the second quarter of 2002.


NOTE 16 - SUBSEQUENT EVENTS

On February 26, 2002, one of the Company's individual shareholders filed a complaint against the Company and the Company's individual directors in the Circuit Court for Davidson County in Nashville, Tennessee. This complaint purports to assert claims on behalf of all of the Company's public shareholders who are similarly situated with the plaintiff. This complaint alleges that the Company and the members of the Company's Board of Directors have breached fiduciary duties to the public shareholders, that the directors engaged in self-dealing in connection with their approval of the merger with LSF4 Acquisition (See Note 15 - Merger Agreement) and that the directors failed to take steps to maximize the value of the Company to the public shareholders. This complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger with LSF4 Acquisition. A copy of the complaint filed in this matter was filed as
Exhibit 99 to the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 4, 2002. The Company believes that the allegations made in the complaint are without merit and intends to vigorously contest this action. There can, however, be no assurance that the Company or the individual defendants will be successful in the defense of this action.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. On May 25, 2001, the Company announced the execution of a definitive agreement to sell its wholly-owned subsidiary, Commissary Operations, Inc. ("COI"). On June 11, 2001, the Company sold COI for $9.0 million cash less expenses. As a result, the Company has presented the COI line of business as discontinued operations in the accompanying financial statements, net of any related income tax expense. All prior periods have been restated. The first quarters of fiscal 2002 and 2001 covered periods of sixteen weeks.

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED REVENUES

Consolidated revenues for the first quarters of 2002 and 2001 are as follows:


                                             Quarter Ended
(in millions)                        February 17,       February 18,
                                         2002               2001
                               -------------------------------------------
Net sales                      $        172.6      $       190.3
Franchise fees                            3.8                3.8
Other income                              2.9                3.7
                               -------------------------------------------
                               $        179.3      $        197.8
                               ===========================================

     Changes in the number of restaurants for the first sixteen weeks of 2002 and 2001 are as follows:

                                                                                        (C)
              February 17, Restaurants Restaurants October 28, February 18, Restaurants Restaurants October 29,
                  2002       Opened      Closed       2001        2001        Opened      Closed       2000
               -------------------------------------------------------------------------------------------------
Shoney's
 Company-owned     188          -           6          194         242           -           3          245
 Franchised        183          -          12          195         201           -          13          214
               -------------------------------------------------------------------------------------------------
                   371          -          18          389         443           -          16          459
               =================================================================================================
Captain D's
 Company-owned     334          -           8(1)       342         352           -           8(2)       360
 Franchised        230         11(1)        1          220         211           7(2)        -          204
               -------------------------------------------------------------------------------------------------

                   564         11           9          562         563           7           8          564
               -------------------------------------------------------------------------------------------------
                   935         11          27          951       1,006           7          24        1,023
               =================================================================================================

     (1) Includes 8 restaurants sold to franchisees
     (2) Includes 6 restaurants sold to franchisees


Consolidated revenues for the first quarter of 2002 declined $18.5 million, or 9.4%, to $179.3 million, as compared to revenues of $197.8 million in the first quarter of 2001.

The components of the change in consolidated revenues are summarized as follows:

(in millions)                                Quarter Ended
                                           February 17, 2002
                                           -----------------

Restaurant sales                            $      (17.5)
Other revenues                                      (0.1)
Franchise revenues
Other income                                        (0.9)
                                           -----------------
                                            $      (18.5)
                                           =================

The decline in restaurant revenue during the first quarter of 2002 when compared to the first quarter of 2001 was primarily attributable to the closing of Company-owned restaurants. Comparable restaurant sales of all of the Company's restaurant concepts increased 2.0%. During 2001, the Company closed 51 Company-owned restaurants, sold 20 restaurants to franchisees and opened two Captain D's restaurants. During the first sixteen weeks of 2002, the Company closed six restaurants and sold eight restaurants to franchisees.

Franchise revenues increased slightly during the first quarter of 2002 when compared to the same period last year. The increase in franchise revenue in the first quarter of 2002 was primarily attributable to initial fees from 11 new Captain D's franchised restaurants in the first quarter of 2002 and a net increase of 26 Captain D's franchised restaurants since the beginning of fiscal 2001, partially offset by a net decline of 31 Shoney's franchised restaurants during the same period.

Other income decreased $0.9 million during the first quarter of 2002 when compared to the first quarter of 2001, due primarily to a decline of $0.7 million in gains on asset sales and lower rental income of $0.2 million.

CONSOLIDATED COSTS AND EXPENSES

Consolidated cost of sales includes food and supplies, restaurant labor and operating expenses. A summary of cost of sales as a percentage of consolidated revenues is shown below:

                                 Quarter Ended        Quarter Ended
                               February 17, 2002    February 18, 2001
                               -----------------    -----------------

Food and supplies                    33.9%                34.2%
Restaurant labor                     30.8%                32.2%
Operating expenses                   21.5%                23.3%
                               -----------------    -----------------
  Total cost of sales                86.2%                89.7%
                               =================    =================

Fluctuations in other income from year to year affects the consolidated costs and expenses when stated as a percentage of sales. Excluding the effects of other income, food and supplies costs, as a percentage of revenues, decreased 0.5% in the first quarter of 2002 when compared to the first quarter of 2001. The decline in 2002 was principally a result of higher menu prices and continuing benefits from the implementation of theoretical food costs systems in both Shoney's and Captain D's. Food and supplies costs, as a percentage of restaurant sales, declined in both Shoney's and Captain D's in the first quarter of 2002 when compared to the first quarter of 2001.

Excluding the effects of other income, consolidated restaurant labor decreased 1.6% as a percentage of sales in the first quarter of 2002 when compared to the first quarter of 2001. The decrease in restaurant labor, as a percentage of sales, in the first quarter of 2002 when compared to the first quarter of 2001, was attributable to more efficient use of labor in Shoney's Restaurants. Despite wage rate increases during the first quarter of 2002 compared to the first quarter of 2001, improved labor scheduling and management's emphasis on controlling labor in Shoney's Restaurants more than offset the effects of higher wage rates. Restaurant labor increased slightly as a percentage of restaurant sales in Captain D's. Despite the decline in the current quarter, the Company expects continued upward pressure on consolidated restaurant labor once the benefits from the improved labor scheduling become comparable in the third quarter of 2002, unless meaningful improvements in consolidated comparable restaurant sales are achieved.

Excluding the effects of other income, consolidated operating expenses declined 1.8% as a percentage of total revenues in the first quarter of 2002 as compared to the prior year. The decrease in consolidated operating expenses in 2002, as a percentage of sales, was primarily the result of lower costs of repairs and maintenance, advertising and depreciation expense.

A summary of consolidated general and administrative expenses and interest expense as a percentage of consolidated revenues is shown below:

                                 Quarter Ended        Quarter Ended
                               February 17, 2002    February 18, 2001
                               -----------------    -----------------

Consolidated general and
  administrative expenses            8.8%                 8.8%
Consolidated interest expense        5.6%                 5.4%

Excluding the effects of other income, consolidated general and administrative expenses, as a percentage of revenues, were unchanged during the first quarter of 2002 when compared to the first quarter of 2001. During 2001, the Company significantly reduced salaries and related expenses in a concentrated effort to lower administrative costs. Salaries and related expenses declined $1.4 million in the first quarter of 2002 compared to the first quarter of 2001. The reduction in salaries and related expenses was partially offset by $1.1 million of merger-related expenses. (See "Recent Developments").

Consolidated interest expense declined $0.5 million in the first quarter of 2002 when compared to the first quarter of 2001. The reduction in interest expense in 2002 is principally the result of lower debt outstanding partially offset by the effects of recognized losses related to the settlement of interest rate swap agreements. Such costs totaled $0.7 million during the first quarter of fiscal 2002.

The Company recorded an income tax benefit of $0.4 million in the first quarter of 2002 and an income tax provision of $0.1 million in the first quarter of 2001. The effective tax rate differs from the Federal statutory rate of 35% primarily due to goodwill amortization which is not deductible for Federal income tax purposes and an adjustment in the valuation allowance against deferred tax assets. The income tax benefit for the first quarter of 2002 includes a refund of Federal income tax of $0.4 million from the carryback of a net operating loss to a previous year.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of February 17, 2002, the Company increased the valuation allowance for gross deferred tax assets for tax credit carryforwards and net operating loss carryforwards. The deferred tax asset valuation adjustment is in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires that a deferred tax asset valuation allowance be established if certain criteria are not met. If the deferred tax assets are realized in the future, the related tax benefits will reduce income tax expense.

OPERATING SEGMENTS

Shoney's Restaurants
($ in thousands except comparable                Quarter Ended
 store sales and operating data)        February 17,        February 18,
                                            2002                2001
                                      ------------------------------------
Restaurant revenue                      $   81,557          $  100,117
Franchise revenue                            1,884               1,994
Other revenue                                1,180               2,333
                                      ------------------------------------
  Total Shoney's revenue                    84,621             104,444
Expenses                                    83,505             108,628
                                      ------------------------------------
EBIT as defined (b)                     $    1,116          $   (4,184)
                                      ====================================

Comparable store sales decrease (a)           (0.3)%              (1.3)%

Operating restaurants at end
 of quarter:
  Company-owned                                188                 242
  Franchised                                   183                 201
                                      ------------------------------------
    Total                                      371                 443
                                      ====================================

(a) Prior year amounts have not been restated for comparable restaurants.
(b) EBIT, when that term is used in this Quarterly Report on Form 10-Q, means income before interest, taxes, asset impairment charges, restructuring charges and litigation settlements. Gains or losses on asset sales presented in segment information represent internal presentation and may not equal gains or losses as presented in GAAP. EBIT is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indication of cash flows or as a measure of liquidity. The Company evaluates performance based on several factors, of which the primary financial measure is income before interest, taxes, asset impairment charges, litigation settlements and restructuring charges, or "EBIT as defined."

Shoney's concept total revenue declined $19.8 million, or 19.0%, in the first quarter of 2002 when compared to the prior year period. The components of the change in Shoney's concept revenue are summarized as follows:

                                              Quarter Ended
(in millions)                               February 17, 2002
                                           -------------------

Sales from operating restaurants           $      ( 0.2)
Closed restaurants                               ( 18.3)
                                           -------------------
  Total change in restaurant sales               ( 18.5)
Franchise revenue                                  (0.1)
Other revenue                                      (1.2)
                                           -------------------
Total                                      $     ( 19.8)
                                           ===================

Restaurant revenues were significantly reduced by the closing of 45 under-performing Company-owned restaurants in 2001 and six additional restaurants in 2002. In addition, six Company-owned restaurants were sold to franchisees in fiscal 2001. Shoney's Restaurants comparable store sales declined in the first quarter of 2002 by 0.3%. Management believes that the decline in comparable restaurant sales at its Shoney's Restaurants is the result of numerous factors, including increased competition, insufficient capital to significantly improve the restaurants and the lingering effects of the Company's loss of operational focus. Sales and EBIT as defined for Shoney's Restaurants closed or sold are as follows:

                                          Quarter Ended
(in thousands)                    February 17,        February 18,
                                      2002                2001
                            -------------------------------------------
                                       EBIT as              EBIT as
                             Sales     defined    Sales     defined
                            -------------------------------------------
Stores closed or sold       $  440     $(379)    $18,788    $(2,785)
                            ===========================================

Franchise revenue decreased $0.1 million in the first quarter of 2002 when compared to the prior year. The decrease in franchise revenue in the first quarter of 2002 is primarily the result of a net decline of 31 franchise restaurants since the beginning of the first quarter of 2001. Other revenue decreased $1.2 million, primarily due to gains on asset sales of $0.5 million in the first quarter of 2002 compared to $1.5 million of gains in the first quarter of 2001 and lower rental income.

Expenses declined $25.1 million, or 23.1%, in the first quarter of 2002, when compared to the same period in 2001. Expenses as a percentage of revenue were 98.7% in the first quarter of 2002 compared to 104.0% in the first quarter of 2001. As a percentage of revenues, food and supplies costs, restaurant labor, operating expenses, depreciation, multi-unit supervisory expenses and Restaurant Support Center ("RSC") expenses all declined.

As a result of the above, EBIT as defined for Shoney's Restaurants increased $5.3 million in the first quarter of 2002 when compared to the first quarter of 2001.

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


Captain D's Restaurants
($ in thousands except comparable store
  sales and operating data)                            Quarter Ended
                                                 February 17,    February 18,
                                                     2002            2001
                                                 ----------------------------
Restaurant revenue                               $   90,311      $   89,300
Franchise revenue                                     1,931           1,788
Other revenue                                         1,434           1,050
                                                 ----------------------------
  Total Captain D's revenue                          93,676          92,138
Expenses                                             86,121          85,527
                                                 ----------------------------
EBIT as defined (b)                              $    7,555      $    6,611
                                                 ============================

Comparable store sales increase (decrease) (a)          4.2%           (2.0)%
Operating restaurants at end of quarter:
  Company-owned                                         334             352
  Franchised                                            230             211
                                                 ----------------------------
    Total                                               564             563
                                                 ============================

     (a) Prior year amounts have not been restated for comparable restaurants.
     (b) See Note (b) "Operating Segments - Shoney's Restaurants" on page 21 hereof.


Captain D's total revenues increased $1.5 million, or 1.7%, in the first quarter of 2002 when compared to the first quarter of 2001. The components of the change in Captain D's concept revenue are summarized as follows:


(in millions)                                            Quarter Ended
                                                       February 17, 2002
                                                       -----------------

Sales from operating restaurants                            $  4.2
Closed or sold restaurants                                    (3.2)
                                                            -------
  Total change in restaurant sales                             1.0
Franchise revenues                                             0.1
Other revenue                                                  0.4
                                                            -------
Total                                                       $  1.5
                                                            =======

Revenue comparisons were affected by the increase in comparable store sales and the closing of six under-performing Company-owned restaurants in 2001.
In addition, eight Company-owned Captain D's restaurants were sold to franchisees during the first quarter of 2002 and 14 Company-owned Captain D's restaurants were sold to franchisees during 2001. Sales and EBIT as defined for Captain D's restaurants closed or sold are as follows:

                                                   Quarter Ended
(in thousands)                             February 17,      February 18,
                                               2002              2001
                                         ---------------------------------
                                                 EBIT as           EBIT as
                                         Sales   defined   Sales   Defined
                                         ---------------------------------
Stores closed or sold                    $1,413   $(51)    $4,563   $(120)
                                         =================================

Management attributes the increase in comparable restaurant sales during the first quarter of 2002 to the promotion of certain value meals and other promotional items that have significantly improved customer traffic. Comparable store sales increased 4.2% for the first sixteen weeks of fiscal 2002 and increased approximately 4.3% in the first three weeks of the second quarter of 2002. Franchise revenues increased $0.1 million in the first quarter of 2002 when compared to the first quarter of the prior year. The increase in franchise revenues in the first quarter of 2002 is primarily due to the initial fees from the sale of eight Company-owned restaurants sold to franchisees during the quarter. Other revenues increased $0.4 million in the first quarter of 2002 when compared to the prior year first quarter, primarily due to $1.2 million of gains on asset sales in the first quarter of 2002 compared to gains of $0.9 million in the prior year first quarter.

Expenses increased $0.6 million, or 0.7%, in the first quarter of 2002, when compared to the same period in 2001. Expenses as a percentage of revenues were 91.9% in the first quarter of 2002, compared to 92.8% in the first quarter of 2001. As a percentage of sales, decreases in food and supplies costs, operating expenses, multi-unit supervisory costs and RSC expenses were partially offset by a slight increase in restaurant labor.

As a result of the above, EBIT as defined for Captain D's restaurants increased $0.9 million in the first quarter of 2002 when compared to the first quarter of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. The Company historically has operated with a substantial working capital deficit. Management does not believe that the deficit hinders the Company's ability to meet its obligations as they become due, as the Company's credit facilities include lines of credit that are available to cover short term working capital requirements. However, in 2002, current liabilities include $135.1 million of current maturities of long-term debt. This current portion of long-term debt includes $116.9 million of Captain D's term notes and revolver that matures on October 31, 2002, $5.3 million of subordinated convertible debentures due July 2002 and $5.8 million of industrial revenue bonds that mature in September and December of 2002. (See "Risk Factors").

Cash provided by continuing operating activities improved $9.1 million in the first quarter of 2002 compared to the first quarter of 2001. The increase in cash provided by continuing operating activities in the first quarter of 2002, when compared to the first quarter of 2001, was primarily the result of the increase in operating income from restaurant operations and less cash required for operating assets and liabilities, partially offset by lower depreciation and amortization. The use of cash by operating assets and liabilities in the first quarter of 2002 was primarily the result of a reduction in accounts payable. The use of cash by operating assets and liabilities in 2001 was primarily the result of a reduction in accrued expenses and other liabilities. Cash provided by discontinued operating activities was $1.9 million in the first quarter of 2001. Cash provided by discontinued operating activities in the first quarter of 2001 was primarily the result of a decline in inventory at COI during the first quarter of 2001.


Cash provided by continuing investing activities during the first quarter of 2002 was $3.0 million. During the first quarter of 2002, the Company received cash proceeds of $8.3 million, primarily from the sale of closed and operating restaurant locations. Cash used for property and equipment additions in the first quarter of 2002 was $1.8 million, and cash used for other assets was $3.4 million. Cash used by other assets was the result of $3.4 million of cash deposits into cash collateral accounts as required by the Shoney's Line of Credit and the Captain D's Facility. Cash provided by continuing investing activities in the first quarter of 2001 was $0.7 million. During the first quarter of 2001, the Company received $5.4 million in cash proceeds from the sale of closed and operating restaurant properties. Cash used for property and equipment additions was $4.4 million and cash used for other assets was $0.3 million. Cash used by discontinued investing activities was $0.1 million in the first quarter of 2001.

The Company balances its capital spending plan throughout the year based on operating results and may from time to time decrease capital spending to balance cash from operations and debt service requirements. Since the beginning of 2001, the Company has closed 57 restaurants. These properties, as well as real estate from prior restaurant closings, other surplus properties, rental properties and leasehold interests, have been sold or are being actively marketed.

Cash used by continuing financing activities was $4.6 million in the first quarter of 2002. In the first quarter of 2002, continuing financing activities included net payments on long-term debt of $4.8 million, short term borrowings of $1.8 million and $1.6 million of payments for debt issue costs. Cash provided by continuing operating activities was $4.2 million in the first quarter of 2001. Financing activities in the first quarter of 2001 included $23.0 million of long term borrowings under the Company's credit agreements, $19.3 million of payments on long term debt and $1.3 million of short term borrowings. Financing activities for 2001 also included $0.7 million of payments for debt issue costs. Cash used by discontinued financing activities in 2001 of $2.1 million was the result of debt reductions at COI.

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

The Company's senior debt structure generally requires that working capital sources be available for each operating segment. The Shoney's Restaurant segment's liquidity is provided by a $40.0 million working capital line of credit (the "Shoney's Line of Credit") which, as a result of the receipt of the extension of the September 6, 2002 maturity date on February 11, 2002, has a termination date of November 29, 2002. The Company had agreed to sell during fiscal 2001 up to $10.0 million of properties serving as collateral for the Shoney's Line of Credit, pay down outstanding amounts under the Shoney's Line of Credit and permanently reduce the availability. During 2001, the Company sold $10.0 million of collateral properties and reduced availability under the Shoney's Line of Credit to $30.0 million.

Availability under the Shoney's Line of Credit is further reduced by outstanding letters of credit of approximately $22.9 million, resulting in approximately $7.1 million of availability of which $3.5 million was drawn at February 17, 2002. Subsequent to the September 2000 debenture repurchase and related refinancing, liquidity for the Shoney's segment was enhanced by proceeds of $15.0 million from certain asset sales that the Company was allowed to retain for its working capital needs. The terms of the Shoney's Line of Credit allowed the Company to use the cash proceeds from the sale of COI towards the

$15.0 million retention for working capital and required the Company, at its option, to apply the excess ($2.8 million) to either repay debt and permanently reduce the Shoney's Line of Credit or cash collateralize the Shoney's Line of Credit. As of February 17, 2002, since September 6, 2000, the Company had sold and retained in the business $15.0 million of asset sale proceeds and had cash collateralized the Shoney's Line of Credit in the amount of $7.7 million. As of March 8, 2002, there were $3.9 million of drawings under the Shoney's Line of Credit, resulting in $2.8 million of availability after deducting outstanding letters of credit. Following the Company's retention of $15.0 million from asset sales, the Company may sell certain other properties serving as collateral for the Shoney's Line of Credit and use the cash proceeds to either repay drawings under the Shoney's Line of Credit (which also will permanently reduce availability) or cash collateralize the Shoney's Line of Credit. Also, following the retention of $15.0 million from asset sales, the Company's only current sources of liquidity for the Shoney's concept are from the availability under the Shoney's Line of Credit, operating cash flows, payments under the tax sharing agreement with Captain D's, payments for administrative services from Captain D's, and, effective January 24, 2002, under certain circumstances, distributions from Captain D's, Inc. of up to $5.0 million. Management expects liquidity for the Shoney's Restaurants segment to improve in the second quarter of 2002 over the first quarter of 2002, as sales and cash flows historically have improved during the spring and summer. If the Shoney's segment's operating trends and working capital requirements vary from those forecasted, the liquidity, financial condition and results of operations will be materially adversely affected.

Liquidity for the Captain D's segment was provided by a $20.0 million line of credit (the "Captain D's Line of Credit"). The Captain D's Line of Credit and the Captain D's term notes (the "Captain D's Facility") were scheduled to mature on December 31, 2001. On December 27, 2001, Captain D's received an extension of the Captain D's Facility to March 31, 2002. On January 24, 2002, the maturity date of the Captain D's Facility was further extended to October 31, 2002. In connection with the January 24, 2002 extension, the Captain D's Line of Credit was reduced to $15.0 million. In addition, during the first quarter of 2002, Captain D's funded $2.4 million of proceeds from asset sales into a cash collateral account as required by the Captain D's Facility. Availability under the Captain D's Line of Credit is reduced by outstanding letters of credit of approximately $6.4 million, resulting in availability of approximately $8.6 million, of which $1.9 million was drawn
at February 17, 2002.   As of March 8, 2002, there were $0.9 million of
borrowings under the Captain D's Line of Credit, resulting in $7.7 million of availability after deducting amounts attributable to letters of credit. (See "Recent Developments").

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Shoney's Restaurants have experienced declining customer traffic during the past ten years as a result of intense competition and a decline in operational focus occasioned by high management turnover. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Shoney's Restaurants during the past five years have not resulted in sales increases, and there can be no assurance that the current programs will be successful in the future. However, comparable store sales in the Shoney's concept for the third and fourth quarters of 2001 declined only 0.8% and 1.0%, respectively, and comparable store sales declined only 0.3% in the first quarter of 2002. Three weeks into the second quarter of 2002, comparable store sales had declined approximately 2.8%. In recent years, the Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Shoney's Restaurants, have reduced its operating margins. During the third quarter of 2001, the Shoney's concept initiated a plan designed specifically to improve the concept's operating cash flows. The operating plan included further reduction in corporate staff, increasing the span of control for restaurant supervision, adjusting labor schedules to reduce hourly labor, lower advertising expenditures and the closure of certain under-performing restaurants. These initiatives resulted in improved margins compared to the prior year periods during the third and fourth quarters of 2001 and the first quarter of 2002. Management expects the margin improvement to continue into the second quarter of 2002. The Company does not expect to be able to further improve Shoney's Restaurants' operating margins until it can consistently increase its comparable restaurant sales.

The Company is highly leveraged and, under the terms of its credit agreements, generally is not permitted to incur additional debt and is limited to annual capital expenditures of approximately $18.0 million. Management believes the annual capital expenditures permitted under the credit agreements are sufficient for the execution of its business plan; however, the current level of capital spending in the Shoney's concept may put the Shoney's Restaurants in an unfavorable competitive position when compared to its competition who may be able to better maintain their properties.

As of February 17, 2002, 31 of the restaurants that the Company had closed ("Closures") secure the borrowings under the Shoney's Mortgage Financing. As the units were closed, the Company intended to sell the properties and apply the proceeds to indebtedness under the Shoney's Mortgage Financing. The Company received preliminary verbal approval, in the second quarter of 2001, from the Shoney's Mortgage Financing lender for the Closures, with a further agreement that, in addition to the debt reduction, the lender would accept a 1% prepayment penalty with respect to the debt prepaid under the Shoney's Mortgage Financing.

As of February 17, 2002, the Company had sold 12 of the closed properties that secure the Shoney's Mortgage Financing and repaid $6.7 million of the existing indebtedness. In addition, as of February 17, 2002, the Company had contracts to sell three additional properties. The Shoney's Mortgage
Financing agreements provide that each property must be continuously operated except for a 120 day period every three years. The Company has received from the Shoney's Mortgage Financing lender agreements in which the lenders agree to forebear, until October 31, 2002, from taking any action with respect to the Closures and the failure of the Company to meet the fixed charge coverage covenant on certain closed or under-performing restaurants for 2001 and 2002. As part of the agreement, the Company received approval from the lender to move certain collateral properties among the various collateral pools and to replace three existing properties with better performing properties in an effort to strengthen certain collateral pools' financial ratios. This reallocation of collateral is expected to be completed during the second quarter of 2002. With these arrangements in place, the Company expects to be in compliance through 2002 with the financial covenants on the remaining restaurants under the Shoney's Mortgage Financing.

The Company expects to be in compliance with its remaining financial covenants in 2002 and was in compliance with its financial covenants at the end of the first quarter of 2002.

As of February 17, 2002, the Company had current maturities of long-term debt that included $116.9 million of Captain D's term notes and revolver that matures on October 31, 2002, $5.3 million of subordinated convertible debentures due July 2002 and $5.8 million of industrial revenue bonds that mature in September and December of 2002. The Company expects to either refinance or pay this indebtedness as it matures; however, no assurance can be given that this indebtedness can be refinanced on terms acceptable to the Company or paid as it matures. Without such refinancing or payment, the Company's financial position and liquidity will be materially and adversely affected.

The Company continues to focus on improving its comparable store sales, controlling food and labor costs, reducing general and administrative expenses, selling closed restaurant properties and increasing operating cash flows. During the third and fourth quarters of 2001 and the first quarter of 2002, operating margins improved in the Shoney's Restaurants concept. Unless the Company's efforts to increase comparable store sales in its Shoney's concept and to maintain the improvement in Shoney's operating margins are successful, the Company could experience negative operating cash flows from the Shoney's Restaurant concept.

RECENT DEVELOPMENTS

On January 24, 2002, the Company entered into a definitive merger agreement (the "Merger Agreement") with Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and LSF4 Acquisition, LLC. Pursuant to the terms of the Merger Agreement, the outstanding shares of the Company's common stock will be acquired for $0.36 per share in cash. The Merger Agreement, which remains subject to approval by shareholders of the Company at a special meeting currently scheduled to be held on April 10, 2002 and other customary closing conditions, is expected to close in the second quarter of 2002. No assurance can be given that the merger will be completed.

Immediately prior to the execution of the Merger Agreement, Lone Star Funds, through certain of its affiliates, acquired the outstanding indebtedness under the Captain D's Facility. The Captain D's Facility, which was then scheduled to mature on March 31, 2002, was extended to October 31, 2002. In connection with the debt acquisition, the Captain D's Line of Credit was reduced to $15.0 million, and the interest rate on the facility was increased to 12.5% until May 15, 2002. On May 15, 2002, Captain D's will be required to pay an extension fee equal to 2% of the facility ($2.4 million of this fee was funded into a cash collateral account during the first quarter of 2002), and the interest rate will increase to 15%. Additionally, in connection with the acquisition of the Captain D's Facility by certain affiliates of Lone Star Funds, Captain D's, Inc. may, under certain circumstances, make distributions of up to $5.0 million to the Company.

On February 26, 2002, one of the Company's individual shareholders filed a complaint against the Company and the Company's individual directors in the Circuit Court for Davidson County in Nashville, Tennessee. This complaint purports to assert claims on behalf of all of the Company's public shareholders who are similarly situated with the plaintiff. This complaint alleges that the Company and the members of the Company's Board of Directors have breached fiduciary duties to the public shareholders, that the directors engaged in self-dealing in connection with their approval of the merger with LSF4 Acquisition (See Note 15 - Merger Agreement) and that the directors failed to take steps to maximize the value of the Company to the public shareholders. This complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger with LSF4 Acquisition. A copy of the complaint filed in this matter was filed as
Exhibit 99 to the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 4, 2002. The Company believes that the allegations made in the complaint are without merit and intends to vigorously contest this action. There can, however, be no assurance that the Company or the individual defendants will be successful in the defense of this action.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item 7A of the Company's Annual Report on Form 10-K, filed with the Commission on February 12, 2002, is incorporated herein by this reference.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      See Note 16 of the Notes to the Consolidated Condensed Financial Statements on page 17, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  See Exhibit Index beginning on page 31.
          --------

     (b)  Reports on Form 8-K.
          -------------------

            (1) The Company filed a Current Report on Form 8-K, dated January 24, 2002, with the Commission on January 31, 2002 to report, pursuant to Item 5, the execution of an Agreement and Plan of Merger with Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and LSF4 Acquisition, LLC, pursuant to which LSF4 Acquisition will merge with and into the Company, subject to shareholder approval and certain other closing conditions. The Company also reported that certain affiliates of Lone Star and U.S. Restaurant Properties had acquired the outstanding indebtedness under a senior credit facility pursuant to which Captain D's, Inc. was indebted and had agreed to extend the maturity of, and make certain modifications to, that senior credit facility pursuant to the terms of a fifth amendment to the senior credit facility.

            (2) The Company filed a Current Report on Form 8-K, dated January 11, 2002, with the Commission on January 17, 2002 to report, pursuant to Item 5, the deadline pursuant to which shareholder proposals may be submitted for the Company's 2002 Annual Shareholder Meeting.


                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


                                    SHONEY'S, INC.

Date: March 15, 2002                By: /s/ V. Michael Payne
                                        -------------------------------------
                                        V. Michael Payne
                                        Chief Financial Officer,
                                        Principal Financial and Chief
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

      10.1 Amendment No. 4 to the Captain D's Credit Agreement, dated as of December 27, 2001, among Captain D's, Inc., the Lenders (as defined therein) and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K filed with the Commission on February 12, 2002, and incorporated herein by this reference.

      10.2 Amendment No. 5 to the Captain D's Credit Agreement, dated as of January 24, 2002, among Captain D's, Inc., the Lenders (as defined therein), and Hudson Advisors, L.L.C., as Administrative Agent, filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

      10.3 Voting Agreement dated as of January 24, 2002, by and among the Company, LSF4 Acquisition, LLC, Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and the Shareholders (as defined therein), filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

      10.4 Voting Agreement dated as of January 24, 2002, by and among the Company, LSF4 Acquisition, LLC, Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership and the Shareholders (as defined therein), filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K filed with the Commission on January 31, 2002, and incorporated herein by this reference.

      10.5 Amendment to Loan Agreement dated as of January 23, 2002, by and between Shoney's Properties Group 1, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (2)

      10.6 Amendment to Loan Agreement dated as of January 28, 2002, by and between Shoney's Properties Group 1, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation).

      10.7 Amendment to Loan Agreement dated as of January 28, 2002, by and between Shoney's Properties Group 1, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (1)

      10.8 Amendment to Loan Agreement dated as of January 28, 2002, by and between Shoney's Properties Group 1, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (1)

      10.9 Amendment to Loan Agreement dated as of November 30, 2001, by and between Shoney's
                  Properties Group 1, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (2)

      10.10 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 1, LLC and Shoney's, Inc.

      10.11 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 1, LLC and Shoney's, Inc. (3)

      10.12 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 1, LLC and Shoney's, Inc. (3)

      10.13 Partial Termination of Master Lease and Partial Mutual Release dated as of January 23, 2002, by and between Shoney's Properties Group 1, LLC and Shoney's, Inc. ($1,048,800 Base Annual Rental) (4)

      10.14 Partial Termination of Master Lease and Partial Mutual Release dated as of November 30, 2001, by and between Shoney's Properties Group 1, LLC and Shoney's, Inc. ($1,120,799.88 Base Annual Rental) (4)

      10.15 Amendment to Loan Agreement dated as of October 31, 2001, by and between Shoney's Properties Group 2, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation).

      10.16 Amendment to Loan Agreement dated as of November 30, 2001, by and between Shoney's Properties Group 2, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation).

      10.17       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties Group 2, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation)
                  (1)

      10.18       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties Group 2, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation)
                  (1)

      10.19 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 2, LLC and Shoney's, Inc. (3)

      10.20 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 2, LLC and Shoney's, Inc. (3)

      10.21       Partial Termination of Master Lease and Partial
                  Mutual Release dated as of October 31, 2001, by and between Shoney's Properties Group 2, LLC and
                  Shoney's, Inc.

      10.22       Partial Termination of Master Lease and Partial
                  Mutual Release dated as of November 30, 2001, by and between Shoney's Properties Group 2, LLC and Shoney's, Inc.

      10.23 Amendment to Loan Agreement dated as of November 30, 2001, by and between Shoney's Properties
                  Group 3, LLC and LaSalle Bank National Association, as Indenture Trustee.

      10.24       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 3, LLC and LaSalle Bank National Association, as Indenture Trustee.

      10.25       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 3, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.26       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 3, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.27 Amendment to Master Lease dated as of November 30, 2001, by and between Shoney's Properties Group 3, LLC and Shoney's, Inc.

      10.28 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 3, LLC and Shoney's, Inc.

      10.29 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 3, LLC and Shoney's, Inc. (6)

      10.30 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 3, LLC and Shoney's, Inc. (6)

      10.31       Amendment to Loan Agreement dated as of January
                  23, 2002, by and between Shoney's Properties
                  Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (7)

      10.32       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.33       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.34       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.35       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.36       Amendment to Loan Agreement dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (5)

      10.37       Amendment to Loan Agreement dated as of
                  November 30, 2001, by and between Shoney's
                  Properties Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (7)

      10.38       Amendment to Loan Agreement dated as of
                  November 30, 2001, by and between Shoney's
                  Properties Group 4, LLC and LaSalle Bank National Association, as Indenture Trustee. (7)

      10.39 Amendment to Master Lease dated as of January 23, 2002, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (8)

      10.40 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (6)

      10.41 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (6)

      10.42 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (6)

      10.43 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (6)

      10.44 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (6)

      10.45 Amendment to Master Lease dated as of November 30, 2001, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (8)

      10.46 Amendment to Master Lease dated as of November 30, 2001, by and between Shoney's Properties Group 4, LLC and Shoney's, Inc. (8)

      10.47 Amendment to Loan Agreement dated as of November 30, 2001, by and between Shoney's Properties Group 5, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation).

      10.48 Amendment to Loan Agreement dated as of January 28, 2002, by and between Shoney's Properties Group 5, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (1)

      10.49       Amendment to Master Lease dated as of January
                  28, 2002, by and between Shoney's Properties
                  Group 5, LLC and Shoney's, Inc. (3)

      10.50 Partial Termination of Master Lease and Partial Mutual Release dated as of November 30, 2001, by and between Shoney's Properties Group 5, LLC and Shoney's, Inc. ($839,680.08 Base Annual Rental).

      10.51 Amendment to Loan Agreement dated as of November 9, 2001, by and between Shoney's Properties Group 6, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation).

      10.52 Amendment to Loan Agreement dated as of January 28, 2002, by and between Shoney's Properties Group 6, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (1)

      10.53 Amendment to Loan Agreement dated as of January 28, 2002, by and between Shoney's Properties Group 6, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (1)

      10.54       Amendment to Loan Agreement dated as of
                  November 30, 2001, by and between Shoney's
                  Properties Group 6, LLC and GE Capital Franchise Finance Corporation (successor by merger to FFCA Funding Corporation). (2)

      10.55 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 6, LLC and Shoney's, Inc. (3)

      10.56 Amendment to Master Lease dated as of January 28, 2002, by and between Shoney's Properties Group 6, LLC and Shoney's, Inc. (3)

      10.57       Partial Termination of Master Lease and Partial
                  Mutual Release dated as of November 9, 2001, by and between Shoney's Properties Group 6, LLC and
                  Shoney's, Inc.

      10.58       Partial Termination of Master Lease and Partial
                  Mutual Release dated as of November 30, 2001, by and between Shoney's Properties Group 6, LLC and Shoney's, Inc. ($1,070,399.88 Base Annual Rental) (4)

      10.59 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 1, LLC, Shoney's Properties Group 2, LLC, Shoney's Properties Group 3, LLC, Shoney's Properties Group 4, LLC, Shoney's Properties Group 5, LLC, Shoney's Properties Group 6, LLC and Shoney's, Inc.

      10.60 Letter Agreement dated January 28, 2002, by and between GE Capital Franchise Finance Corporation and Shoney's, Inc.

      10.61 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 1, LLC and Shoney's, Inc.

      10.62 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 2, LLC and Shoney's, Inc.

      10.63 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 3, LLC and Shoney's, Inc.

      10.64 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 4, LLC and Shoney's, Inc.

      10.65 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 5, LLC and Shoney's, Inc.

      10.66 Letter Agreement dated January 28, 2002, by and among GE Capital Franchise Finance Corporation, Shoney's Properties Group 6, LLC and Shoney's, Inc.

(1) Document not filed because substantially similar to Exhibit 10.6.
(2) Document not filed because substantially similar to Exhibit 10.47.
(3) Document not filed because substantially similar to Exhibit 10.10.
(4) Document not filed because substantially similar to Exhibit 10.50.
(5) Document not filed because substantially similar to Exhibit 10.24.
(6) Document not filed because substantially similar to Exhibit 10.28.
(7) Document not filed because substantially similar to Exhibit 10.23.
(8) Document not filed because substantially similar to Exhibit 10.27.



